Form 10-Q
period 2018-06-30
PENTAIR plc
filed 2018-07-25
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-11625
Pentair plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1141328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

Station Road, Longstanton, Cambridge, CB24 3DS, United Kingdom
(Address of principal executive offices)

43 London Wall, London, EC2M 5TF, United Kingdom
(Former address of principal executive offices)
Registrant’s telephone number, including area code: 44-19-5426-2325
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2018, 175,403,866 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$780.6	$754.0	$1,513.2	$1,437.3
Cost of goods sold	498.0	480.4	977.3	940.0
Gross profit	282.6	273.6	535.9	497.3
Selling, general and administrative	140.9	126.7	282.7	269.4
Research and development	19.1	17.7	37.9	36.8
Operating income	122.6	129.2	215.3	191.1
Other (income) expense:
Loss on sale of business	0.9	—	6.2	—
Loss on early extinguishment of debt	17.1	101.4	17.1	101.4
Net interest expense	10.1	25.3	23.6	60.3
Other (income) expense	(4.2)	0.9	(3.8)	2.1
Income from continuing operations before income taxes	98.7	1.6	172.2	27.3
Provision for income taxes	20.8	5.0	35.9	18.0
Net income (loss) from continuing operations	77.9	(3.4)	136.3	9.3
(Loss) income from discontinued operations, net of tax	(36.4)	66.5	8.1	141.6
Gain from sale of discontinued operations, net of tax	—	200.6	—	200.6
Net income	$41.5	$263.7	$144.4	$351.5
Comprehensive income, net of tax
Net income	$41.5	$263.7	$144.4	$351.5
Changes in cumulative translation adjustment (inclusive of divestiture of business reclassified to gain from sale of $374.2 for the three and six months ended June 30, 2017)	22.8	392.6	25.2	468.3
Changes in market value of derivative financial instruments, net of tax	4.1	(0.9)	0.3	0.7
Comprehensive income	$68.4	$655.4	$169.9	$820.5
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.44	$(0.02)	$0.77	$0.05
Discontinued operations	(0.21)	1.47	0.04	1.88
Basic earnings per ordinary share	$0.23	$1.45	$0.81	$1.93
Diluted
Continuing operations	$0.44	$(0.02)	$0.76	$0.05
Discontinued operations	(0.21)	1.45	0.04	1.86
Diluted earnings per ordinary share	$0.23	$1.43	$0.80	$1.91
Weighted average ordinary shares outstanding
Basic	176.9	181.7	178.1	181.9
Diluted	178.6	183.8	179.9	183.9
Cash dividends paid per ordinary share	$0.35	$0.345	$0.70	$0.69
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$78.7	$86.3
Accounts and notes receivable, net of allowances of $14.5 and $14.2, respectively	422.1	483.1
Inventories	366.6	356.9
Other current assets	129.2	114.5
Current assets held for sale	—	708.0
Total current assets	996.6	1,748.8
Property, plant and equipment, net	270.6	279.8
Other assets
Goodwill	2,088.8	2,112.8
Intangibles, net	296.5	321.8
Other non-current assets	153.5	180.9
Non-current assets held for sale	—	3,989.6
Total other assets	2,538.8	6,605.1
Total assets	$3,806.0	$8,633.7
Liabilities and Equity
Current liabilities
Accounts payable	$275.1	$321.5
Employee compensation and benefits	77.5	115.8
Other current liabilities	356.8	401.3
Current liabilities held for sale	—	360.8
Total current liabilities	709.4	1,199.4
Other liabilities
Long-term debt	779.9	1,440.7
Pension and other post-retirement compensation and benefits	107.9	96.4
Deferred tax liabilities	118.4	108.6
Other non-current liabilities	201.5	213.8
Non-current liabilities held for sale	—	537.0
Total liabilities	1,917.1	3,595.9
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 175.4 and 180.3 issued at June 30, 2018 and December 31, 2017, respectively	1.8	1.8
Additional paid-in capital	2,077.1	2,797.7
Retained earnings	27.9	2,481.7
Accumulated other comprehensive loss	(217.9)	(243.4)
Total equity	1,888.9	5,037.8
Total liabilities and equity	$3,806.0	$8,633.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2018	June 30, 2017
Operating activities
Net income	$144.4	$351.5
Income from discontinued operations, net of tax	(8.1)	(141.6)
Gain from sale of discontinued operations, net of tax	—	(200.6)
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(5.8)	(0.6)
Depreciation	24.9	25.3
Amortization	18.4	18.0
Deferred income taxes	10.1	(8.1)
Loss on sale of business	6.2	—
Share-based compensation	11.3	26.0
Loss on early extinguishment of debt	17.1	101.4
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	52.7	49.8
Inventories	(15.4)	(3.5)
Other current assets	(10.8)	0.4
Accounts payable	(45.9)	(40.2)
Employee compensation and benefits	(32.2)	(25.6)
Other current liabilities	3.5	(40.9)
Other non-current assets and liabilities	7.4	(26.4)
Net cash provided by (used for) operating activities of continuing operations	177.8	84.9
Net cash provided by (used for) operating activities of discontinued operations	(5.9)	70.4
Net cash provided by (used for) operating activities	171.9	155.3
Investing activities
Capital expenditures	(20.3)	(18.7)
Proceeds from sale of property and equipment	(0.5)	—
(Payments due to) proceeds from the sale of businesses, net	(12.8)	2,765.6
Acquisitions, net of cash acquired	(0.9)	(45.9)
Net cash provided by (used for) investing activities of continuing operations	(34.5)	2,701.0
Net cash provided by (used for) investing activities of discontinued operations	(7.1)	(35.2)
Net cash provided by (used for) investing activities	(41.6)	2,665.8
Financing activities
Net receipts (repayments) of short-term borrowings	—	(0.5)
Net receipts (repayments) of commercial paper and revolving long-term debt	30.2	(975.5)
Repayments of long-term debt	(675.1)	(1,659.3)
Premium paid on early extinguishment of debt	(16.0)	(94.9)
Transfer of cash to nVent	(74.2)	—
Distribution of cash from nVent	993.6	—
Shares issued to employees, net of shares withheld	6.3	29.5
Repurchases of ordinary shares	(300.0)	(100.0)
Dividends paid	(125.9)	(126.1)
Net cash provided by (used for) financing activities	(161.1)	(2,926.8)
Change in cash held for sale	27.0	(14.5)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	45.0
Change in cash and cash equivalents	(7.6)	(75.2)
Cash and cash equivalents, beginning of period	86.3	216.9
Cash and cash equivalents, end of period	$78.7	$141.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	180.3	$1.8	$2,797.7	$2,481.7	$(243.4)	$5,037.8
Net income	—	—	—	144.4	—	144.4
Cumulative effect of accounting changes	—	—	—	(214.0)	—	(214.0)
Other comprehensive income, net of tax	—	—	—	—	73.4	73.4
Distribution to nVent	—	—	(438.2)	(2,290.7)	(47.9)	(2,776.8)
Dividends declared	—	—	—	(93.5)	—	(93.5)
Share repurchase	(5.5)	—	(300.0)	—	—	(300.0)
Exercise of options, net of shares tendered for payment	0.4	—	12.1	—	—	12.1
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(5.8)	—	—	(5.8)
Share-based compensation	—	—	11.3	—	—	11.3
Balance - June 30, 2018	175.4	$1.8	$2,077.1	$27.9	$(217.9)	$1,888.9

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2016	181.8	$1.8	$2,920.8	$2,068.1	$(736.3)	$4,254.4
Net income	—	—	—	351.5	—	351.5
Other comprehensive income, net of tax	—	—	—	—	469.0	469.0
Dividends declared	—	—	—	(126.9)	—	(126.9)
Share repurchase	(1.5)	—	(100.0)	—	—	(100.0)
Exercise of options, net of shares tendered for payment	1.0	—	36.5	—	—	36.5
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(7.0)	—	—	(7.0)
Share-based compensation	—	—	26.0	—	—	26.0
Balance - June 30, 2017	181.5	$1.8	$2,876.3	$2,292.7	$(267.3)	$4,903.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

1.    Basis of Presentation and Responsibility for Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Pentair plc and its subsidiaries (“we,” “us,” “our,” “Pentair,” or the “Company”) have been prepared following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) can be condensed or omitted.
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
Electrical separation
On April 30, 2018, Pentair completed the previously announced separation of its Electrical business from the rest of Pentair (the “Separation”) by means of a dividend in specie of the Electrical business, which was effected by the transfer of the Electrical business from Pentair to nVent Electric plc (“nVent”) and the issuance by nVent of ordinary shares directly to Pentair shareholders (the “Distribution”). On May 1, 2018, following the Separation and Distribution, nVent became an independent publicly traded company, trading on the New York Stock Exchange under the symbol “NVT.”
The Company did not retain any equity interest in nVent. nVent’s historical financial results are reflected in the Company’s condensed consolidated financial statements as a discontinued operation. Refer to Note 3 for further discussion.
In connection with the Distribution of nVent, the Company and nVent entered into several agreements covering administrative and tax matters to provide or obtain services on a transitional basis, as needed, for varying periods after the Distribution. The administrative agreements cover various services such as information technology, human resources and finance. The Company expects all services to be substantially complete within one year after the Distribution.
Adoption of new accounting standards
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2017-07, “Retirement Benefits-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” As a result of the adoption, the interest cost, expected return on plan assets and net actuarial gain/loss components of net periodic pension and post-retirement benefit cost have been reclassified from Selling, general and administrative expense to Other expense. Only the service cost component remains in Operating income and will be eligible for capitalization in assets on a prospective basis.
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other post-retirement plans on our Condensed Consolidated Statements of Operations and Comprehensive Income was a reclassification of $1.4 million and $2.7 million for the three and six months ended June 30, 2017, respectively, from Selling, general and administrative expense to Other expense.
On January 1, 2018, we adopted ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The adoption resulted in a $215.8 million cumulative-effect adjustment (of which $174.6 million related to nVent) recorded in retained earnings as of the beginning of 2018. The adjustment reflects a $254.3 million reduction of a prepaid long term tax asset, partially offset by the establishment of $38.5 million of deferred tax assets.

On January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” and the related amendments (“ASC 606” or “the new revenue standard”) using the modified retrospective method. The cumulative impact to our retained earnings at January 1, 2018 was not material. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

A majority of our net sales continue to be recognized when products are shipped from our manufacturing facilities or delivery has occurred, depending on terms of the sale. Under the new revenue standard, timing for recognition of certain revenue may be

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

accelerated such that a portion of revenue will be recognized prior to shipment or delivery dependent upon contract-specific terms.

The cumulative effect of the changes made to our January 1, 2018 Condensed Consolidated Balance Sheet from the modified retrospective adoption of ASU 2016-16 and ASU 2014-09 was as follows:

Condensed Consolidated Balance Sheets
In millions	Balance at December 31, 2017	Adjustments due to ASU 2016-16	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Accounts and notes receivable, net	$483.1	$—	$2.7	$485.8
Inventories	356.9	—	(1.6)	355.3
Other current assets	114.5	—	1.6	116.1
Current assets held for sale	708.0	—	3.8	711.8
Other non-current assets	180.9	(44.9)	—	136.0
Non-current assets held for sale	3,989.6	(201.6)	—	3,788.0
Liabilities
Other current liabilities	401.3	—	2.7	404.0
Deferred tax liabilities	108.6	(3.7)	0.1	105.0
Non-current liabilities held for sale	537.0	(27.0)	0.4	510.4
Equity
Retained Earnings	2,481.7	(215.8)	1.8	2,267.7

New accounting standards issued but not yet adopted
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases” (“the new lease standard” or “ASC 842”), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new lease standard requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Company has begun evaluating the new lease standard, including the review and implementation of the necessary changes to our existing processes and systems that will be required to implement the new lease standard. While we are unable to quantify the impact at this time, we expect the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. We currently do not expect ASC 842 to have a material effect on either our condensed consolidated statements of operations and comprehensive income or condensed consolidated statements of cash flows. We plan to adopt ASC 842 in the first quarter of 2019.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 93.3% and 93.5% of our revenue for the three months ended June 30, 2018 and 2017, respectively, and 93.1% and 93.6% of our revenue for the six months ended June 30, 2018 and 2017, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 6.7% and 6.5% of our revenue for the three months ended June 30, 2018 and 2017, respectively, and 6.9% and 6.4% of our revenue for the six months ended June 30, 2018 and 2017, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
On June 30, 2018, we had $45.8 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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

Contract assets and liabilities consisted of the following:

In millions	June 30, 2018	December 31, 2017	$ Change	% Change
Contract assets	$49.3	$51.5	$(2.2)	(4.3)%
Contract liabilities	23.7	29.1	(5.4)	(18.6)%
Net contract assets	$25.6	$22.4	$3.2	14.3%
The $3.2 million increase in net contract assets from December 31, 2017 to June 30, 2018 was primarily the result of timing of milestone payments. Approximately 60% of our contract liabilities at December 31, 2017 were recognized in revenue in the first half of 2018. There were no impairment losses recognized on our contract assets for the three and six months ended June 30, 2018.

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

Revenue by category
We disaggregate our revenue from contracts with customers by geographic location and vertical market, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
U.S.	$504.2	$469.3	$956.6	$900.4
Western Europe	103.8	99.6	214.1	194.9
Developing (1)	115.4	123.7	228.4	228.7
Other Developed (2)	57.2	61.4	114.1	113.3
Consolidated net sales	$780.6	$754.0	$1,513.2	$1,437.3
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical market net sales information was as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Residential	$437.5	$421.8	$849.7	$809.6
Commercial	167.8	160.5	319.6	305.2
Industrial	175.3	171.7	343.9	322.5
Consolidated net sales	$780.6	$754.0	$1,513.2	$1,437.3

3.Discontinued Operations
Electrical separation
On April 30, 2018, the Company completed the previously announced separation of the Electrical business from the rest of Pentair by means of a dividend in specie of the Electrical business, which was effected by the transfer of the Electrical business from Pentair to nVent and the issuance by nVent of nVent ordinary shares directly to Pentair shareholders. We did not retain an equity interest in nVent.

The results of the Electrical business have been presented as discontinued operations and the related assets and liabilities were reclassified as held for sale for all periods presented. The Electrical business had been previously disclosed as a stand-alone reporting segment. Separation costs related to the Separation and Distribution were $55.3 million and $7.6 million for the three months ended June 30, 2018 and 2017, respectively, and $79.9 million and $7.6 million for the six months ended June 30, 2018 and 2017, respectively. These costs are reported in discontinued operations as they represent a cost directly related to the Separation and Distribution and were included within (Loss) income from discontinued operations, net of tax presented below.

Sale of Valves & Controls
On April 28, 2017, we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion in cash. The sale resulted in a gain of $181.1 million, net of tax. The results of the Valves & Controls business have been presented as discontinued operations. The Valves & Controls business was previously disclosed as a stand-alone reporting segment. Transaction costs of $42.5 million and $53.7 million related to the sale of Valves & Controls were incurred during the three and six months ended June 30, 2017, respectively, and were recorded within Gain from sale of discontinued operations, net of tax presented below.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Operating results of discontinued operations are summarized below:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$155.0	$606.9	$693.9	$1,465.7
Cost of goods sold	93.8	375.4	424.0	947.0
Gross profit	61.2	231.5	269.9	518.7
Selling, general and administrative	93.1	136.5	231.0	324.9
Research and development	3.4	12.5	14.6	27.6
Operating (loss) income	$(35.3)	$82.5	$24.3	$166.2

(Loss) income from discontinued operations before income taxes	$(37.9)	$81.7	$19.8	$165.3
Income tax (benefit) provision	(1.5)	15.2	11.7	23.7
(Loss) income from discontinued operations, net of tax	$(36.4)	$66.5	$8.1	$141.6

Gain from sale of discontinued operations before income taxes	$—	$203.0	$—	$203.0
Provision for income taxes	—	2.4	—	2.4
Gain from sale of discontinued operations, net of tax	$—	$200.6	$—	$200.6
The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets were as follows:

In millions	December 31, 2017
Cash and cash equivalents	$27.0
Accounts and notes receivable, net	348.5
Inventories	224.1
Other current assets	108.4
Current assets held for sale	$708.0
Property, plant and equipment, net	$265.8
Goodwill	2,238.2
Intangibles, net	1,236.6
Other non-current assets	249.0
Non-current assets held for sale	$3,989.6
Accounts payable	$174.1
Employee compensation and benefits	70.8
Other current liabilities	115.9
Current liabilities held for sale	$360.8
Pension and other post-retirement compensation and benefits	$189.2
Deferred tax liabilities	286.2
Other non-current liabilities	61.6
Non-current liabilities held for sale	$537.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

4.	Share Plans
Total share-based compensation expense for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Restricted stock units	$1.9	$5.5	$4.3	$11.3
Stock options	1.0	2.0	2.2	6.5
Performance share units	2.4	2.1	4.8	8.2
Total share-based compensation expense	$5.3	$9.6	$11.3	$26.0

Of the total share-based compensation expense noted above, $1.3 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively, was reported as part of (Loss) income from discontinued operations, net of tax.

In May 2018, we issued our annual share-based compensation grants under the Pentair plc 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.8 million, of which 0.2 million were restricted stock units (“RSUs”), 0.5 million were stock options and 0.1 million were performance share units (“PSUs”). The weighted-average grant date fair value of the restricted stock units, stock options and performance share units issued was $45.42, $10.92, and $45.42, respectively.

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2018 Annual Grant
Risk-free interest rate	2.58%
Expected dividend yield	1.56%
Expected share price volatility	24.8%
Expected term (years)	6.1

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

Electrical separation
In connection with the Separation and Distribution, the Company adjusted its outstanding equity awards on May 1, 2018 in accordance with the Employee Matters Agreement between Pentair and nVent. The outstanding awards will continue to vest over the original vesting period, which is generally three years from the grant date.

The restricted stock units, performance share units, and stock option awards issued before May 9, 2017 (the date of Pentair’s announcement of intention to separate its Water and Electrical businesses) were converted into awards of both Pentair and nVent regardless of which company the award holder was employed by immediately after the Separation. These awards were converted as follows:

•	Restricted stock units: For every unvested Pentair RSU award held, the holder received one nVent RSU.

•
Performance share units: Pentair PSUs were converted to Pentair RSUs immediately after the Distribution. The PSUs granted in 2016 were converted at rate of 125% of target and the PSUs granted in 2017 were converted at a rate of

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

100% of target. For every converted RSU, the shareholder also received one nVent RSU. The converted RSUs retain the original vesting schedule of the awarded PSUs.

•
Stock options: Every holder of unexercised (vested and unvested) Pentair stock options received both adjusted stock options of Pentair and stock options of nVent, with the number of underlying shares and the exercise price adjusted accordingly to preserve the overall intrinsic value of the awards. The number of Pentair stock options was converted based upon the ratio of Pentair’s pre-Distribution stock price divided by the sum of the Pentair and nVent post-Distribution closing prices. The exercise price for the converted Pentair stock options was adjusted based on the Pentair post-Distribution closing price divided by the Pentair pre-Distribution closing price.

The number of new nVent stock options awarded is the same as the converted number of Pentair stock options calculated as described above. The exercise price for the new nVent stock options was calculated based on nVent’s post-Distribution closing price divided by the Pentair pre-Distribution closing price.
Generally, unvested awards issued after May 9, 2017 were converted to awards of the company that the shareholder was employed by immediately after the Separation, with adjustments to the number of underlying shares as appropriate to preserve the intrinsic value of such awards immediately prior to the Distribution. The adjustment of the underlying shares was based on the ratio of Pentair’s pre-Distribution stock price divided by the post-Distribution closing price of the respective company’s ordinary shares. The exercise prices of the stock options were converted using the inverse ratio in a manner designed to preserve the intrinsic value of such awards.

5.	Restructuring
During the six months ended June 30, 2018 and the year ended December 31, 2017, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the six months ended June 30, 2018 included the reduction in hourly and salaried headcount of 250 employees, which included 25 in Aquatic Systems, 100 in Filtration Solutions, and 125 in Flow Technologies. Initiatives during the year ended December 31, 2017 included the reduction in hourly and salaried headcount of approximately 250 employees, which included 50 in Aquatic Systems, 125 in Filtration Solutions and 75 in Flow Technologies.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Severance and related costs	$4.6	$5.9	$10.0	$17.4
Other	20.4	—	20.6	0.1
Total restructuring costs	$25.0	$5.9	$30.6	$17.5
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Aquatic Systems	$1.2	$—	$3.0	$1.6
Filtration Solutions	11.5	5.3	13.5	6.7
Flow Technologies	6.3	0.5	8.0	1.9
Other	6.0	0.1	6.1	7.3
Consolidated	$25.0	$5.9	$30.6	$17.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2018:

In millions	June 30, 2018
Beginning balance	$34.5
Costs incurred	10.0
Cash payments and other	(11.5)
Ending balance	$33.0

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$41.5	$263.7	$144.4	$351.5
Net income from continuing operations	$77.9	$(3.4)	$136.3	$9.3
Weighted average ordinary shares outstanding
Basic	176.9	181.7	178.1	181.9
Dilutive impact of stock options, restricted stock units and performance share units	1.7	2.1	1.8	2.0
Diluted	178.6	183.8	179.9	183.9
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.44	$(0.02)	$0.77	$0.05
Discontinued operations	(0.21)	1.47	0.04	1.88
Basic earnings per ordinary share	$0.23	$1.45	$0.81	$1.93
Diluted
Continuing operations	$0.44	$(0.02)	$0.76	$0.05
Discontinued operations	(0.21)	1.45	0.04	1.86
Diluted earnings per ordinary share	$0.23	$1.43	$0.80	$1.91
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.7	1.7	0.5	1.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.    Supplemental Balance Sheet Information

In millions	June 30, 2018	December 31, 2017
Inventories
Raw materials and supplies	$198.3	$190.8
Work-in-process	62.9	57.9
Finished goods	105.4	108.2
Total inventories	$366.6	$356.9
Other current assets
Cost in excess of billings	$49.3	$51.5
Prepaid expenses	56.3	51.4
Prepaid income taxes	14.0	7.8
Other current assets	9.6	3.8
Total other current assets	$129.2	$114.5
Property, plant and equipment, net
Land and land improvements	$33.9	$33.5
Buildings and leasehold improvements	175.4	184.3
Machinery and equipment	607.0	609.6
Construction in progress	30.4	23.7
Total property, plant and equipment	846.7	851.1
Accumulated depreciation and amortization	576.1	571.3
Total property, plant and equipment, net	$270.6	$279.8
Other non-current assets
Prepaid income taxes	$—	$52.8
Deferred income taxes	29.9	29.0
Deferred compensation plan assets	24.9	23.2
Other non-current assets	98.7	75.9
Total other non-current assets	$153.5	$180.9
Other current liabilities
Dividends payable	$30.7	$63.1
Accrued warranty	42.7	38.1
Accrued rebates	62.6	49.8
Billings in excess of cost	19.1	20.1
Income taxes payable	10.7	39.7
Accrued restructuring	33.0	34.5
Other current liabilities	158.0	156.0
Total other current liabilities	$356.8	$401.3
Other non-current liabilities
Income taxes payable	$50.9	$61.3
Self-insurance liabilities	54.8	48.3
Deferred compensation plan liabilities	24.9	23.2
Foreign currency contract liabilities	39.8	47.2
Other non-current liabilities	31.1	33.8
Total other non-current liabilities	$201.5	$213.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2017	Foreign currency translation/other	June 30, 2018
Aquatic Systems	$973.1	$4.7	$977.8
Filtration Solutions	472.1	(25.1)	447.0
Flow Technologies	667.6	(3.6)	664.0
Total goodwill	$2,112.8	$(24.0)	$2,088.8
Identifiable intangible assets consisted of the following:

	June 30, 2018			December 31, 2017
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$351.2	$(237.7)	$113.5	$360.9	$(229.9)	$131.0
Trade names	1.5	(1.5)	—	1.5	(1.4)	0.1
Proprietary technology and patents	115.4	(93.0)	22.4	117.0	(89.3)	27.7
Total definite-life intangibles	468.1	(332.2)	135.9	479.4	(320.6)	158.8
Indefinite-life intangibles
Trade names	160.6	—	160.6	163.0	—	163.0
Total intangibles	$628.7	$(332.2)	$296.5	$642.4	$(320.6)	$321.8
Identifiable intangible asset amortization expense was $9.1 million and $9.3 million for the three months ended June 30, 2018 and 2017, respectively, and $18.4 million and $18.0 million for the six months ended June 30, 2018 and 2017, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2018 and the next five years is as follows:

	Q3-Q4
In millions	2018	2019	2020	2021	2022	2023
Estimated amortization expense	$16.6	$27.8	$22.8	$17.6	$10.3	$7.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of June 30, 2018	Maturity Year	June 30, 2018	December 31, 2017
Commercial paper	2.801%	2023	$78.0	$34.0
Revolving credit facilities	3.290%	2023	14.6	28.4
Senior notes - fixed rate (1)	2.900%	2018	—	255.3
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	157.9	594.4
Senior notes - fixed rate (1)	3.625%	2020	74.0	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Unamortized debt issuance costs and discounts	N/A	N/A	(6.0)	(6.8)
Long-term debt			$779.9	$1,440.7
(1) Senior notes are guaranteed as to payment by Pentair plc and PISG

On April 25, 2018, Pentair, Pentair Investments Switzerland GmbH (“PISG”), Pentair Finance S.à r.l. (“PFSA”) and Pentair, Inc. entered into a credit agreement, providing for a five-year $800.0 million senior unsecured revolving credit facility (the “Senior Credit Facility”), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Senior Credit Facility replaced PFSA’s existing credit facility under that certain Amended and Restated Credit Agreement, dated as of October 3, 2014. PFSA has the option to request to increase the Senior Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $78.0 million of commercial paper outstanding as of June 30, 2018 and $34.0 million as of December 31, 2017, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of its consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 30, 2018, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Senior Credit Facility was $707.4 million as of June 30, 2018.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $24.6 million, of which there were no outstanding borrowings at June 30, 2018. Borrowings under these credit facilities bear interest at variable rates.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

In June 2018, we used the $993.6 million of cash received from nVent as a result of the Distribution to pay down commercial paper and revolving credit facilities, redeem the remaining $255.3 million aggregate principal of our 2.9% fixed rate senior notes due 2018 and complete a cash tender offer in the amount of €363.4 million aggregate principal of our 2.45% senior notes due 2019. All costs associated with the repurchases of debt were recorded as a Loss on the early extinguishment of debt, including $16.0 million premium paid on early extinguishment and $1.1 million of unamortized deferred financing costs.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2018 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Contractual debt obligation maturities	$—	$407.9	$74.0	$103.8	$88.3	$92.6	$19.3	$785.9

10.	Derivatives and Financial Instruments
Derivative financial instruments
We are exposed to market risk related to changes in foreign currency exchange rates. To manage the volatility related to this exposure, we periodically enter into a variety of derivative financial instruments. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The derivative contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality.
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

At June 30, 2018 and December 31, 2017, we had outstanding foreign currency derivative contracts with gross national U.S. dollar equivalent amounts of $383.9 million and $481.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss (“AOCI”) and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income upon settlement. Such reclassifications during the three and six months ended June 30, 2018 and 2017 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the “2019 Euro Notes”) as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. In June 2018, the Company completed a tender offer for €363.4 million of the 2019 Euro Notes. The remaining €136.6 million of the 2019 Euro Notes have been re-designated as a net investment hedge in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of June 30, 2018 and December 31, 2017, we had deferred foreign currency losses of $3.5 million and $29.6 million, respectively, in AOCI associated with the net investment hedge activity.
Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2018		December 31, 2017
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$92.6	$92.6	$62.4	$62.4
Fixed rate debt	693.3	697.9	1,385.1	1,424.0
Total debt	$785.9	$790.5	$1,447.5	$1,486.4
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2018
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(39.8)	$—	$(39.8)
Deferred compensation plan assets	21.2	3.7	—	24.9
Total recurring fair value measurements	$21.2	$(36.1)	$—	$(14.9)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.6	$—	$0.6
Foreign currency contract liabilities	—	(47.2)	—	(47.2)
Deferred compensation plan assets	18.7	4.5	—	23.2
Total recurring fair value measurements	$18.7	$(42.1)	$—	$(23.4)
Nonrecurring fair value measurements (1)

(1)
During the fourth quarter of 2017, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $8.8 million for a trade name intangible in 2017. The impairment charge reduced the carrying value of the impacted trade name intangible to $10.8 million. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

11.	Income Taxes
We manage our affairs so that we are centrally managed and controlled in the United Kingdom (“U.K.”) and therefore have our tax residency in the U.K. The provision for income taxes consists of provisions for the U.K. and international income taxes. We operate in an international environment with operations in various locations outside the U.K. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the six months ended June 30, 2018 was 20.8%, compared to 65.9% for 2017. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The liability for uncertain tax positions was $12.7 million and $12.0 million at June 30, 2018 and December 31, 2017, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

U.S. tax reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. For 2018, the Company considered in its estimated annual effective tax rate additional provisions of the Act including changes to the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax, and a deduction for foreign-derived intangible income. The Company has elected to treat tax on GILTI income as a period cost and has therefore included it in its annual estimated effective tax rate.

Given the significance of the Act, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period.” The measurement period is deemed to have ended when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.
The Company calculated its best estimate of the impact of the Act in its December 31, 2017 income tax provision in accordance with its understanding of the Act and guidance available as of the date of the filing of the Annual Report on Form 10-K and as a result recorded a provisional income tax expense of $2.7 million in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

on the rates at which they are expected to reverse in the future was a decrease to income tax expense of $26.1 million. The remeasurement of deferred taxes requires further analysis regarding the state tax impacts of the remeasurement, the impact of the Act on the taxation of executive compensation arrangements, changes to tax capitalization provisions and other aspects of the Act that may impact our tax balances.
The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an increase to income tax expense of $28.8 million. The determination of the transition tax requires additional analysis regarding the amount and composition of the Company’s historical foreign earnings and foreign tax credit position, which is expected to be completed in the second half of 2018. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$1.0	$2.9	$2.1	$5.8
Interest cost	3.0	4.1	6.0	8.2
Expected return on plan assets	(2.2)	(2.9)	(4.5)	(5.8)
Net periodic benefit cost	$1.8	$4.1	$3.6	$8.2
As described in Note 1, during the first quarter of 2018, the Company adopted ASU 2017-07. As a result, service costs are classified as employee compensation costs within Cost of goods sold and Selling, general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income. All other components of net periodic benefit cost are classified within Other (income) expense for the periods presented.
Components of net periodic benefit cost for our other post-retirement plans for the three and six months ended June 30, 2018 and 2017 were not material.

13.	Shareholders’ Equity
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion (the “2014 Authorization). On May 8, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”), replacing the 2014 Authorization. The 2018 Authorization expires on May 31, 2021. During the six months ended June 30, 2018, we repurchased 5.5 million of our shares for $300.0 million, of which 2.2 million shares, or $150.0 million, and 3.3 million shares, or $150.0 million, were repurchased pursuant to the 2014 and 2018 Authorizations, respectively. As of June 30, 2018, we had $600.0 million available for share repurchases under the 2018 Authorization.
Dividends payable
On May 8, 2018, the Board of Directors declared a quarterly cash dividend of $0.35, which reflects an adjustment for the Distribution, payable on August 3, 2018 to shareholders of record at the close of business on July 20, 2018. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.7 million and $63.1 million at June 30, 2018 and December 31, 2017, respectively.

14.	Segment Information
Effective May 1, 2018, we reorganized our business segments to reflect a new operating structure, resulting in a change to our reporting segments. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation. As part of this reorganization the legacy Water segment was separated into three reportable business segments:

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

•
Aquatic Systems — This segment manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our Aquatic Systems products include residential and commercial pool maintenance, pool repair, renovation, service and construction and aquaculture solutions.

•
Filtration Solutions — This segment manufactures and sells water and fluid treatment products and systems, including pressure tanks and vessels, control valves, activated carbon products, conventional filtration products, point-of-entry and point-of-use systems, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration and separation systems into the global residential, industrial and commercial markets. These products are used in a range of applications, including use in fluid filtration, ion exchange, desalination, food and beverage, food service and separation technologies for the oil and gas industry.

•
Flow Technologies — This segment manufactures and sells products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps while serving the global residential, commercial and industrial markets. These pumps are used in a range of applications, including residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, fluid delivery, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray.

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
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales
Aquatic Systems	$276.2	$253.7	$516.6	$476.2
Filtration Solutions	262.1	263.8	513.7	494.6
Flow Technologies	241.9	236.2	482.2	465.8
Other	0.4	0.3	0.7	0.7
Consolidated	$780.6	$754.0	$1,513.2	$1,437.3
Segment income (loss)
Aquatic Systems	$79.6	$74.3	$139.6	$129.8
Filtration Solutions	52.3	49.0	86.0	73.0
Flow Technologies	44.4	40.3	83.1	73.4
Other	(12.2)	(12.0)	(27.6)	(27.6)
Consolidated	$164.1	$151.6	$281.1	$248.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Segment income	$164.1	$151.6	$281.1	$248.6
Restructuring and other	(25.0)	(5.9)	(30.6)	(17.5)
Intangible amortization	(9.1)	(9.3)	(18.4)	(18.0)
Loss on sale of business	(0.9)	—	(6.2)	—
Loss of early extinguishment of debt	(17.1)	(101.4)	(17.1)	(101.4)
Corporate allocations	(2.2)	(6.8)	(11.0)	(21.4)
Net interest expense	(10.1)	(25.3)	(23.6)	(60.3)
Other expense	(1.0)	(1.3)	(2.0)	(2.7)
Income from continuing operations before income taxes	$98.7	$1.6	$172.2	$27.3

15.	Commitments and Contingencies
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The changes in the carrying amount of service and product warranties of continuing operations for the six months ended June 30, 2018 were as follows:

In millions	June 30, 2018
Beginning balance	$38.1
Service and product warranty provision	32.6
Payments	(27.4)
Foreign currency translation	(0.6)
Ending balance	$42.7
Stand-by letters of credit, bank guarantees and bonds
In certain situations, Tyco International Ltd., Pentair Ltd.’s former parent company (“Tyco”), guaranteed performance by the flow control business of Pentair Ltd. (“Flow Control”) to third parties or provided financial guarantees for financial commitments of Flow Control. In situations where Flow Control and Tyco were unable to obtain a release from these guarantees in connection with the spin-off of Flow Control from Tyco, we will indemnify Tyco for any losses it suffers as a result of such guarantees.
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
As of June 30, 2018 and December 31, 2017, the outstanding value of bonds, letters of credit and bank guarantees totaled $117.5 million and $129.2 million, respectively.

16.	Supplemental Guarantor Information
Pentair plc (the “Parent Company Guarantor”) and PISG (the “Subsidiary Guarantor”), fully and unconditionally, guarantee the Notes of PFSA (the “Subsidiary Issuer”). The Subsidiary Guarantor is a Switzerland limited liability company and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg private limited liability company and 100 percent-owned subsidiary of the Subsidiary Guarantor. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$780.6	$—	$780.6
Cost of goods sold	—	—	—	498.0	—	498.0
Gross profit	—	—	—	282.6	—	282.6
Selling, general and administrative	8.1	—	0.4	132.4	—	140.9
Research and development	—	—	—	19.1	—	19.1
Operating (loss) income	(8.1)	—	(0.4)	131.1	—	122.6
Loss (earnings) from continuing operations of investment in subsidiaries	(88.5)	(88.1)	(138.1)	—	314.7	—
Other (income) expense:
Loss on sale of business	—	—	—	0.9	—	0.9
Loss on early extinguishment of debt	—	—	17.1	—	—	17.1
Net interest (income) expense	—	(0.4)	7.3	3.2	—	10.1
Other income	—	—	—	(4.2)	—	(4.2)
Income (loss) from continuing operations before income taxes	80.4	88.5	113.3	131.2	(314.7)	98.7
Provision for income taxes	2.5	—	—	18.3	—	20.8
Net income (loss) from continuing operations	77.9	88.5	113.3	112.9	(314.7)	77.9
Loss from discontinued operations, net of tax	—	—	—	(36.4)	—	(36.4)
(Loss) earnings from discontinued operations of investment in subsidiaries	(36.4)	(36.4)	(36.4)	—	109.2	—
Net income (loss)	$41.5	$52.1	$76.9	$76.5	$(205.5)	$41.5
Comprehensive income (loss), net of tax
Net income (loss)	$41.5	$52.1	$76.9	$76.5	$(205.5)	$41.5
Changes in cumulative translation adjustment	22.8	22.8	22.8	22.8	(68.4)	22.8
Changes in market value of derivative financial instruments, net of tax	4.1	4.1	4.1	4.1	(12.3)	4.1
Comprehensive income (loss)	$68.4	$79.0	$103.8	$103.4	$(286.2)	$68.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,513.2	$—	$1,513.2
Cost of goods sold	—	—	—	977.3	—	977.3
Gross profit	—	—	—	535.9	—	535.9
Selling, general and administrative	13.5	—	0.5	268.7	—	282.7
Research and development	—	—	—	37.9	—	37.9
Operating (loss) income	(13.5)	—	(0.5)	229.3	—	215.3
(Earnings) loss from continuing operations of investment in subsidiaries	(152.3)	(151.6)	(189.1)	—	493.0	—
Other (income) expense:
Loss on sale of business	—	—	—	6.2	—	6.2
Loss on early extinguishment of debt	—	—	17.1	—	—	17.1
Net interest (income) expense	—	(0.7)	19.9	4.4	—	23.6
Other income	—	—	—	(3.8)	—	(3.8)
Income (loss) from continuing operations before income taxes	138.8	152.3	151.6	222.5	(493.0)	172.2
Provision for income taxes	2.5	—	—	33.4	—	35.9
Net income (loss) from continuing operations	136.3	152.3	151.6	189.1	(493.0)	136.3
Income from discontinued operations, net of tax	—	—	—	8.1	—	8.1
Earnings (loss) from discontinued operations of investment in subsidiaries	8.1	8.1	8.1	—	(24.3)	—
Net income (loss)	$144.4	$160.4	$159.7	$197.2	$(517.3)	$144.4
Comprehensive income (loss), net of tax
Net income (loss)	$144.4	$160.4	$159.7	$197.2	$(517.3)	$144.4
Changes in cumulative translation adjustment	25.2	25.2	25.2	25.2	(75.6)	25.2
Changes in market value of derivative financial instruments, net of tax	0.3	0.3	0.3	0.3	(0.9)	0.3
Comprehensive income (loss)	$169.9	$185.9	$185.2	$222.7	$(593.8)	$169.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
June 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.1	$—	$3.2	$75.4	$—	$78.7
Accounts and notes receivable, net	—	—	1.8	420.3	—	422.1
Inventories	—	—	—	366.6	—	366.6
Other current assets	3.3	—	1.3	128.3	(3.7)	129.2
Total current assets	3.4	—	6.3	990.6	(3.7)	996.6
Property, plant and equipment, net	—	—	—	270.6	—	270.6
Other assets
Investments in subsidiaries	1,901.2	1,867.4	2,501.7	—	(6,270.3)	—
Goodwill	—	—	—	2,088.8	—	2,088.8
Intangibles, net	—	—	—	296.5	—	296.5
Other non-current assets	53.9	34.2	579.6	610.4	(1,124.6)	153.5
Total other assets	1,955.1	1,901.6	3,081.3	2,995.7	(7,394.9)	2,538.8
Total assets	$1,958.5	$1,901.6	$3,087.6	$4,256.9	$(7,398.6)	$3,806.0
Liabilities and Equity
Current liabilities
Accounts payable	$2.0	$—	$—	$273.1	$—	$275.1
Employee compensation and benefits	—	—	—	77.5	—	77.5
Other current liabilities	38.3	0.4	10.1	311.7	(3.7)	356.8
Total current liabilities	40.3	0.4	10.1	662.3	(3.7)	709.4
Other liabilities
Long-term debt	—	—	1,210.3	694.2	(1,124.6)	779.9
Pension and other post-retirement compensation and benefits	—	—	—	107.9	—	107.9
Deferred tax liabilities	—	—	—	118.4	—	118.4
Other non-current liabilities	29.3	—	—	172.2	—	201.5
Total liabilities	69.6	0.4	1,220.4	1,755.0	(1,128.3)	1,917.1
Equity	1,888.9	1,901.2	1,867.2	2,501.9	(6,270.3)	1,888.9
Total liabilities and equity	$1,958.5	$1,901.6	$3,087.6	$4,256.9	$(7,398.6)	$3,806.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$101.1	$162.2	$177.5	$272.6	$(541.5)	$171.9
Investing activities
Capital expenditures	—	—	—	(20.3)	—	(20.3)
Proceeds from sale of property and equipment	—	—	—	(0.5)	—	(0.5)
Payments due to sale of businesses, net	—	—	—	(12.8)	—	(12.8)
Acquisitions, net of cash acquired	—	—	—	(0.9)	—	(0.9)
Net intercompany loan activity	30.8	59.9	22.5	490.6	(603.8)	—
Net cash provided by (used for) investing activities of continuing operations	30.8	59.9	22.5	456.1	(603.8)	(34.5)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(7.1)	—	(7.1)
Net cash provided by (used for) investing activities	30.8	59.9	22.5	449.0	(603.8)	(41.6)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	43.8	(13.6)	—	30.2
Repayments of long-term debt	—	—	(675.1)	—	—	(675.1)
Premium paid on early extinguishment of debt	—	—	(16.0)	—	—	(16.0)
Transfer of cash to nVent	—	—	—	(74.2)	—	(74.2)
Distribution from nVent spin-off	—	—	993.6	—	—	993.6
Net change in advances to subsidiaries	287.8	(222.1)	(517.0)	(694.0)	1,145.3	—
Shares issued to employees, net of shares withheld	6.3	—	—	—	—	6.3
Repurchases of ordinary shares	(300.0)	—	—	—	—	(300.0)
Dividends paid	(125.9)	—	—	—	—	(125.9)
Net cash provided by (used for) financing activities	(131.8)	(222.1)	(170.7)	(781.8)	1,145.3	(161.1)
Change in cash held for sale	—	—	—	27.0	—	27.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(26.1)	22.3	—	(3.8)
Change in cash and cash equivalents	0.1	—	3.2	(10.9)	—	(7.6)
Cash and cash equivalents, beginning of period	—	—	—	86.3	—	86.3
Cash and cash equivalents, end of period	$0.1	$—	$3.2	$75.4	$—	$78.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$754.0	$—	$754.0
Cost of goods sold	—	—	—	480.4	—	480.4
Gross profit	—	—	—	273.6	—	273.6
Selling, general and administrative	4.3	0.1	0.1	122.2	—	126.7
Research and development	—	—	—	17.7	—	17.7
Operating (loss) income	(4.3)	(0.1)	(0.1)	133.7	—	129.2
(Earnings) loss from continuing operations of investment in subsidiaries	(0.9)	(1.0)	(139.2)	—	141.1	—
Other (income) expense:
Loss on early extinguishment of debt	—	—	91.0	10.4	—	101.4
Net interest expense	—	—	21.9	3.4	—	25.3
Other expense	—	—	—	0.9	—	0.9
(Loss) income from continuing operations before income taxes	(3.4)	0.9	26.2	119.0	(141.1)	1.6
Provision for income taxes	—	—	—	5.0	—	5.0
Net (loss) income from continuing operations	(3.4)	0.9	26.2	114.0	(141.1)	(3.4)
Income from discontinued operations, net of tax	—	—	—	66.5	—	66.5
Gain from sale of discontinued operations, net of tax	—	—	—	200.6	—	200.6
Earnings (loss) from discontinued operations of investment in subsidiaries	267.1	267.1	267.1	—	(801.3)	—
Net income (loss)	$263.7	$268.0	$293.3	$381.1	$(942.4)	$263.7
Comprehensive income (loss), net of tax
Net income (loss)	$263.7	$268.0	$293.3	$381.1	$(942.4)	$263.7
Changes in cumulative translation adjustment	392.6	392.6	392.6	392.6	(1,177.8)	392.6
Changes in market value of derivative financial instruments, net of tax	(0.9)	(0.9)	(0.9)	(0.9)	2.7	(0.9)
Comprehensive income (loss)	$655.4	$659.7	$685.0	$772.8	$(2,117.5)	$655.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,437.3	$—	$1,437.3
Cost of goods sold	—	—	—	940.0	—	940.0
Gross profit	—	—	—	497.3	—	497.3
Selling, general and administrative	2.7	0.2	0.4	266.1	—	269.4
Research and development	—	—	—	36.8	—	36.8
Operating (loss) income	(2.7)	(0.2)	(0.4)	194.4	—	191.1
(Earnings) loss from continuing operations of investment in subsidiaries	(12.0)	(12.2)	(179.1)	—	203.3	—
Other (income) expense:
Loss on early extinguishment of debt	—	—	91.0	10.4	—	101.4
Net interest expense	—	—	50.3	10.0	—	60.3
Other expense	—	—	—	2.1	—	2.1
Income (loss) from continuing operations before income taxes	9.3	12.0	37.4	171.9	(203.3)	27.3
Provision for income taxes	—	—	—	18.0	—	18.0
Net income (loss) from continuing operations	9.3	12.0	37.4	153.9	(203.3)	9.3
Income from discontinued operations, net of tax	—	—	—	141.6	—	141.6
Gain from sale of discontinued operations, net of tax	—	—	—	200.6	—	200.6
Earnings (loss) from discontinued operations of investment in subsidiaries	342.2	342.2	342.2	—	(1,026.6)	—
Net income (loss)	$351.5	$354.2	$379.6	$496.1	$(1,229.9)	$351.5
Comprehensive income (loss), net of tax
Net income (loss)	$351.5	$354.2	$379.6	$496.1	$(1,229.9)	$351.5
Changes in cumulative translation adjustment	468.3	468.3	468.3	468.3	(1,404.9)	468.3
Changes in market value of derivative financial instruments, net of tax	0.7	0.7	0.7	0.7	(2.1)	0.7
Comprehensive income (loss)	$820.5	$823.2	$848.6	$965.1	$(2,636.9)	$820.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$86.3	$—	$86.3
Accounts and notes receivable, net	—	—	—	483.1	—	483.1
Inventories	—	—	—	356.9	—	356.9
Other current assets	10.8	1.8	1.6	109.5	(9.2)	114.5
Current assets held for sale	—	—	—	708.0	—	708.0
Total current assets	10.8	1.8	1.6	1,743.8	(9.2)	1,748.8
Property, plant and equipment, net	—	—	—	279.8	—	279.8
Other assets
Investments in subsidiaries	5,205.1	5,109.6	7,156.1	—	(17,470.8)	—
Goodwill	—	—	—	2,112.8	—	2,112.8
Intangibles, net	—	—	—	321.8	—	321.8
Long-term intercompany debt	—	94.1	614.0	(708.1)	—	—
Other non-current assets	2.2	—	—	2,159.4	(1,980.7)	180.9
Non-current assets held for sale	—	—	—	3,989.6	—	3,989.6
Total other assets	5,207.3	5,203.7	7,770.1	7,875.5	(19,451.5)	6,605.1
Total assets	$5,218.1	$5,205.5	$7,771.7	$9,899.1	$(19,460.7)	$8,633.7
Liabilities and Equity
Current liabilities
Accounts payable	$1.4	$—	$—	$320.1	$—	$321.5
Employee compensation and benefits	0.4	—	—	115.4	—	115.8
Other current liabilities	99.6	0.4	9.5	301.0	(9.2)	401.3
Current liabilities held for sale	—	—	—	360.8	—	360.8
Total current liabilities	101.4	0.4	9.5	1,097.3	(9.2)	1,199.4
Other liabilities
Long-term debt	48.4	—	2,652.8	720.2	(1,980.7)	1,440.7
Pension and other post-retirement compensation and benefits	—	—	—	96.4	—	96.4
Deferred tax liabilities	—	—	—	108.6	—	108.6
Other non-current liabilities	30.5	—	—	183.3	—	213.8
Non-current liabilities held for sale	—	—	—	537.0	—	537.0
Total liabilities	180.3	0.4	2,662.3	2,742.8	(1,989.9)	3,595.9
Equity	5,037.8	5,205.1	5,109.4	7,156.3	(17,470.8)	5,037.8
Total liabilities and equity	$5,218.1	$5,205.5	$7,771.7	$9,899.1	$(19,460.7)	$8,633.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$165.9	$353.5	$384.6	$481.2	$(1,229.9)	$155.3
Investing activities
Capital expenditures	—	—	—	(18.7)	—	(18.7)
Proceeds from sale of businesses, net	—	—	2,765.6	—	—	2,765.6
Acquisitions, net of cash acquired	—	—	—	(45.9)	—	(45.9)
Net intercompany loan activity	—	—	170.1	256.2	(426.3)	—
Net cash provided by (used for) investing activities of continuing operations	—	—	2,935.7	191.6	(426.3)	2,701.0
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(35.2)	—	(35.2)
Net cash provided by (used for) investing activities	—	—	2,935.7	156.4	(426.3)	2,665.8
Financing activities
Net repayments of short-term borrowings	—	—	—	(0.5)	—	(0.5)
Net repayments of commercial paper and revolving long-term debt	—	—	(298.7)	(676.8)	—	(975.5)
Repayments of long-term debt	—	—	(1,567.8)	(91.5)	—	(1,659.3)
Premium paid on early extinguishment of debt	—	—	(86.0)	(8.9)	—	(94.9)
Net change in advances to subsidiaries	30.8	(353.5)	(1,363.2)	29.7	1,656.2	—
Shares issued to employees, net of shares withheld	29.5	—	—	—	—	29.5
Repurchases of ordinary shares	(100.0)	—	—	—	—	(100.0)
Dividends paid	(126.1)	—	—	—	—	(126.1)
Net cash provided by (used for) financing activities	(165.8)	(353.5)	(3,315.7)	(748.0)	1,656.2	(2,926.8)
Change in cash held for sale	—	—	—	(14.5)	—	(14.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	46.4	(1.4)	—	45.0
Change in cash and cash equivalents	0.1	—	51.0	(126.3)	—	(75.2)
Cash and cash equivalents, beginning of period	—	—	—	216.9	—	216.9
Cash and cash equivalents, end of period	$0.1	$—	$51.0	$90.6	$—	$141.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to realize the anticipated benefits from the Separation (as defined below); adverse effects on business operations or financial results and the market price of our shares as a result of the consummation of the Separation; the ability to operate independently following the Separation; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices, including the impact of tariffs; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of three reporting segments: Aquatic Systems, Filtration Solutions and Flow Technologies. For the first six months of 2018, the Aquatic Systems, Filtration Solutions and Flow Technologies segments represented approximately 34%, 34% and 32% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

•
Aquatic Systems — This segment manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our Aquatic Systems products include residential and commercial pool maintenance, pool repair, renovation, service and construction and aquaculture solutions.

•
Filtration Solutions — This segment manufactures and sells water and fluid treatment products and systems, including pressure tanks and vessels, control valves, activated carbon products, conventional filtration products, point-of-entry and point-of-use systems, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration and separation systems into the global residential, industrial and commercial markets. These products are used in a range of applications, including use in fluid filtration, ion exchange, desalination, food and beverage, food service and separation technologies for the oil and gas industry.

•
Flow Technologies — This segment manufactures and sells products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps while serving the global residential, commercial and industrial markets. These pumps are used in a range of applications, including residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, fluid delivery, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray.

On April 28, 2017, we completed the sale of our Valves & Controls business to Emerson Electric Co. for $3.15 billion. The sale resulted in a gain of $181.1 million, net of tax. The results of the Valves & Controls business have been presented as discontinued operations for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.
On April 30, 2018, we completed the previously announced separation of our Electrical business from the rest of Pentair (the “Separation”) by means of a dividend in specie of the Electrical business, which was effected by the transfer of the Electrical business from Pentair to nVent and the issuance by nVent of nVent ordinary shares directly to Pentair shareholders (the “Distribution”). We did not retain an equity interest in nVent. The results of the Electrical business have been presented as discontinued operations for all periods presented. The Electrical business was previously disclosed as a stand-alone reporting segment.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2017 and the first six months of 2018 and will likely impact our results in the future:

•
During 2017 and the first six months of 2018, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigned our business in contemplation of the Separation and Distribution of nVent. We expect these actions will contribute to margin growth in 2018.

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

In 2018, our operating objectives include the following:

•	Executing the nVent spin-off and focusing on one industry-leading pure-play Water company;

•	Driving operating excellence through our Pentair Integrated Management System (“PIMS”) initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2018 and 2017 were as follows:

	Three months ended
In millions	June 30, 2018	June 30, 2017	$ Change	% / Point Change
Net sales	$780.6	$754.0	$26.6	3.5%
Cost of goods sold	498.0	480.4	17.6	3.7%
Gross profit	282.6	273.6	9.0	3.3%
% of net sales	36.2%	36.3%		(0.1	) pts

Selling, general and administrative	140.9	126.7	14.2	11.2%
% of net sales	18.1%	16.8%		1.3	pts
Research and development	19.1	17.7	1.4	7.9%
% of net sales	2.4%	2.3%		0.1	pts

Operating income	122.6	129.2	(6.6)	(5.1)%
% of net sales	15.7%	17.1%		(1.4	) pts

Loss on sale of business	0.9	—	0.9	N.M.
Loss on early extinguishment of debt	17.1	101.4	(84.3)	N.M.
Other (income) expense	(4.2)	0.9	(5.1)	N.M.
Net interest expense	10.1	25.3	(15.2)	(60.1)%

Income from continuing operations before income taxes	98.7	1.6	97.1	N.M.
Provision for income taxes	20.8	5.0	15.8	N.M.
Effective tax rate	21.1%	312.5%		N.M.
N.M. Not Meaningful

The consolidated results of operations for the six months ended June 30, 2018 and June 30, 2017 were as follows:

	Six months ended
In millions	June 30, 2018	June 30, 2017	$ Change	% / Point Change
Net sales	$1,513.2	$1,437.3	$75.9	5.3%
Cost of goods sold	977.3	940.0	37.3	4.0%
Gross profit	535.9	497.3	38.6	7.8%
% of net sales	35.4%	34.6%		0.8	pts

Selling, general and administrative	282.7	269.4	13.3	4.9%
% of net sales	18.7%	18.7%		—%
Research and development	37.9	36.8	1.1	3.0%
% of net sales	2.5%	2.6%		(0.1	) pts

Operating income	215.3	191.1	24.2	12.7%
% of net sales	14.2%	13.3%		0.9	pts

Loss on sale of business	6.2	—	6.2	N.M.
Loss on early extinguishment of debt	17.1	101.4	(84.3)	N.M.
Other (income) expense	(3.8)	2.1	(5.9)	N.M.
Net interest expense	23.6	60.3	(36.7)	(60.9)%

Income from continuing operations before income taxes	172.2	27.3	144.9	N.M.
Provision for income taxes	35.9	18.0	17.9	N.M.
Effective tax rate	20.8%	65.9%		(45.1	) pts

N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	over the prior year period	over the prior year period
Volume	1.9%	2.7%
Price	1.0	0.9
Core growth	2.9	3.6
Acquisition (divestiture)	(0.9)	(0.5)
Currency	1.5	2.2
Total	3.5%	5.3%
The 3.5 and 5.3 percentage point increases in net sales in the second quarter and first half, respectively, of 2018 from 2017 were primarily driven by:

•	increased sales volume in our residential, commercial and industrial businesses; and

•	favorable foreign currency effects for the three months and six months ended June 30, 2018.
These increases were partially offset by:

•	core sales declines due to the sale of certain businesses in the second quarter and first half of 2018.

Gross profit
The 0.1 percentage point decrease in gross profit as a percentage of sales in the second quarter of 2018 from 2017 was primarily driven by:

•	inflationary increases related to certain raw materials;
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;
The 0.8 percentage point increase in gross profit as a percentage of sales in the first half of 2018 from 2017 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	favorable mix as a result of growth in higher margin product sales; and

•	higher contribution margin as a result of savings generated from our PIMS initiatives including lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Selling, general and administrative (“SG&A”)
The 1.3 percentage point increase in SG&A expense as a percentage of sales in the second quarter of 2018 from 2017 was primarily driven by:

•	increased investment in sales and marketing to drive growth; and

•	restructuring costs of $25.0 million in the second quarter of 2018, compared to $5.9 million in the second quarter of 2017.
This increase was partially offset by:

•	savings generated from restructuring and other lean initiatives.
SG&A expense as a percentage of sales was flat in the first half of 2018 from 2017, primarily driven by:

•
the reversal of a $13.3 million indemnification liability in the first quarter of 2017 related to our 2012 transaction with Tyco (now known as Johnson Controls International plc) that did not recur in 2018;

•	restructuring costs of $30.6 million in the first half of 2018, compared to $17.5 million in the first half of 2017; and

•	savings generated from restructuring and other lean initiatives.
Net interest expense
The 60.1 and 60.9 percent decreases in net interest expense in the second quarter and first half, respectively, of 2018 from 2017 were primarily driven by:

•
the impact of lower debt levels during the second quarter and first half of 2018, compared to the comparable periods in 2017. In June 2018, the proceeds from the Separation were utilized to repay the remaining $255.3 million aggregate principal amount of our 2.9% fixed rate senior notes due 2018 and for the early extinguishment of €363.4 million aggregate principal amount of our 2.45% senior notes due 2019.

Loss on early extinguishment of debt
In June 2018, we redeemed the remaining $255.3 million aggregate principal amount of our 2.9% fixed rate senior notes due 2018 and completed a cash tender offer in the amount of €363.4 million aggregate principal amount of our 2.45% senior notes due 2019. All costs associated with the repurchases of debt were recorded as a Loss on the early extinguishment of debt, including $16.0 million premium paid on early extinguishment and $1.1 million of unamortized deferred financing costs.
Provision for income taxes
The percentage point decreases in the effective tax rate in the second quarter and first half, respectively, of 2018 from 2017 were primarily driven by:
•the favorable impact of discrete items that occurred during the first half of 2018 compared to 2017;
•the tax impact and timing of losses incurred during the first half of 2018 compared to 2017;
•the mix of global earnings, including the impact of U.S. Tax Reform; and
•the impact of lower nondeductible interest expense allocated to continuing operations in 2018 compared to 2017.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Aquatic Systems, Filtration Solutions and Flow Technologies). Each of these segments is comprised of various product offerings that serve multiple end users.

We evaluate performance based on sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Aquatic Systems
The net sales and segment income for Aquatic Systems were as follows:

	Three months ended				Six months ended
In millions	June 30, 2018	June 30, 2017	% / Point Change		June 30, 2018	June 30, 2017	% / Point Change
Net sales	$276.2	$253.7	8.9%		$516.6	$476.2	8.5%
Segment income	79.6	74.3	7.1%		139.6	129.8	7.6%
% of net sales	28.8%	29.3%	(0.5	) pts	27.0%	27.3%	(0.3	) pts
Net sales
The components of the change in Aquatic Systems net sales from the prior period were as follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	over the prior year period	over the prior year period
Volume	7.6%	7.2%
Price	1.9	1.4
Core growth	9.5	8.6
Acquisition (divestiture)	(0.9)	(0.6)
Currency	0.3	0.5
Total	8.9%	8.5%
The 8.9 and 8.5 percent increases in net sales for Aquatic Systems in the second quarter and first half, respectively, of 2018 from 2017 were primarily driven by:

•	sales growth primarily as a result of increased volumes in the U.S and in our residential and commercial businesses;

•	selective increases in selling prices; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	core sales declines due to sale of certain businesses in the second quarter and first half of 2018.
Segment income
The components of the change in Aquatic Systems segment income from the prior period were as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	over the prior year period		over the prior year period
Growth	1.3	pts	1.6	pts
Inflation	(2.4)		(2.5)
Productivity/Price	0.6		0.6
Total	(0.5	) pts	(0.3	) pts

The 0.5 and 0.3 percentage point decreases in segment income for Aquatic Systems as a percentage of net sales in the second quarter and first half, respectively, of 2018 from 2017 were primarily driven by:

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	sales growth primarily as a result of increased volumes in the U.S and the residential and commercial businesses; and

•	selective increases in selling prices.
Filtration Solutions
The net sales and segment income for Filtration Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2018	June 30, 2017	% / Point Change		June 30, 2018	June 30, 2017	% / Point Change
Net sales	$262.1	$263.8	(0.6)%		$513.7	$494.6	3.9%
Segment income	52.3	49.0	6.7%		86.0	73.0	17.8%
% of net sales	20.0%	18.6%	1.4	pts	16.7%	14.8%	1.9	pts
Net sales
The components of the change in Filtration Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	over the prior year period	over the prior year period
Volume	(2.7)%	(0.1)%
Price	0.3	0.5
Core growth	(2.4)	0.4
Acquisition (divestiture)	(1.0)	(0.6)
Currency	2.8	4.1
Total	(0.6)%	3.9%
The 0.6 percent decrease in net sales for Filtration Solutions in the second quarter of 2018 from 2017 was primarily driven by:

•	decreased sales volume in our residential and commercial businesses; and

•	sales declines across Europe and China.
This decrease was partially offset by:

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

The 3.9 percent increase in net sales for Filtration Solutions in the first half of 2018 from 2017 was primarily driven by:

•	favorable foreign currency effects; and

•	selective increases in selling prices.
This increase was partially offset by:

•	decreased sales volume in our residential and commercial businesses; and

•	sales declines across Europe and China.
Segment income
The components of the change in Filtration Solutions segment income from the prior period were as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	over the prior year period		over the prior year period
Growth	1.6	pts	1.4	pts
Inflation	(1.8)		(2.0)
Productivity/Price	1.6		2.5
Total	1.4	pts	1.9	pts

The 1.4 and 1.9 percentage point increases in segment income for Filtration Solutions as a percentage of net sales in the second quarter and first half, respectively, of 2018 from 2017 were primarily driven by:

•	higher core sales volume in our industrial vertical; and

•	selective increases in selling prices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Flow Technologies
The net sales and segment income for Flow Technologies were as follows:

	Three months ended				Six months ended
In millions	June 30, 2018	June 30, 2017	% / Point Change		June 30, 2018	June 30, 2017	% / Point Change
Net sales	$241.9	$236.2	2.4%		$482.2	$465.8	3.5%
Segment income	44.4	40.3	10.2%		83.1	73.4	13.2%
% of net sales	18.4%	17.1%	1.3	pts	17.2%	15.8%	1.4	pts

Net sales
The components of the change in Flow Technologies net sales from the prior period were as follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	over the prior year period	over the prior year period
Volume	0.8%	1.0%
Price	0.9	0.7
Core growth	1.7	1.7
Acquisition (divestiture)	(0.9)	(0.5)
Currency	1.6	2.3
Total	2.4%	3.5%
The 2.4 and 3.5 percent increases in net sales for Flow Technologies in the second quarter and first half, respectively, of 2018 from 2017 were primarily driven by:

•	favorable foreign currency effects;

•	higher sales volume in our commercial business; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	decreased sales volume in our residential business.
Segment income
The components of the change in Flow Technologies segment income from the prior period were as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	over the prior year period		over the prior year period
Growth	(0.5	) pts	0.5	pts
Inflation	(2.0)		(2.1)
Productivity/Price	3.8		3.0
Total	1.3	pts	1.4	pts

The 1.3 and 1.4 percentage point increases in segment income for Flow Technologies as a percentage of net sales in the second quarter and first half, respectively, of 2018 from 2017 were primarily driven by:

•	higher sales volume in our commercial businesses, which resulted in increased leverage on operating expenses; and

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
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

We experience seasonal cash flows primarily due to seasonal demand in a number of markets. We generally borrow in the first quarter of our fiscal year for operational purposes, which usage reverses in the second quarter as the seasonality of our businesses peaks. End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.
Operating activities
Cash provided by operating activities of continuing operations was $177.8 million in the first six months of 2018, compared to $84.9 million in the same period of 2017.
The $177.8 million in net cash provided by operating activities of continuing operations in the first six months of 2018 primarily reflects net income from continuing operations of $196.7 million, net of non-cash depreciation and amortization and the loss on early extinguishment of debt, offset by a negative impact of $48.1 million as a result of changes in net working capital.

The $84.9 million in net cash provided by operating activities of continuing operations in the first six months of 2017 primarily reflects $154.0 million of net income from continuing operations, net of non-cash depreciation and amortization, offset by a negative impact of $60.0 million as a result of changes in net working capital.
Investing activities
Cash used for investing activities of continuing operations was $34.5 million in the first six months of 2018, compared to $2,701.0 million of cash provided by investing activities of continuing operation in the same period of 2017. Net cash used for investing activities of continuing operations in the first six months of 2018 primarily reflects capital expenditures of $20.3 million, cash paid for the settlement of a working capital adjustment related to the sale of the Valves & Controls business and cash paid for acquisitions of $0.9 million. Net cash provided by investing activities of continuing operations in the first six months of 2017 primarily reflects cash received from the sale of the Valves & Controls business, offset by capital expenditures of $18.7 million and acquisitions, net of cash acquired, of $45.9 million.
Financing activities
Net cash used for financing activities was $161.1 million in the first six months of 2018, compared with $2,926.8 million in the prior year period. As further described below, during the first six months of 2018, we utilized the $993.6 million of cash distributed from the Separation to repay commercial paper and revolving long term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $150.0 million of shares during the first six months of 2018.

Net cash used for financing activities in the first six months 2017 primarily relates to the utilization of the proceeds from the sale of the Valves & Controls business to repay our commercial paper and revolving long term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $100 million of shares during the first six months of 2017.

On April 25, 2018, Pentair, Pentair Investments Switzerland GmbH (“PISG”), Pentair Finance S.à r.l. (“PFSA”) and Pentair, Inc. entered into a credit agreement, providing for a five-year $800.0 million senior unsecured revolving credit facility (the “Senior Credit Facility”), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Senior Credit Facility replaced PFSA’s existing credit facility under that certain Amended and Restated Credit Agreement, dated as of October 3, 2014. PFSA has the option to request to increase the Senior Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $78.0 million of commercial paper outstanding as of June 30, 2018 and $34.0 million as of December 31, 2017, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of its consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 30, 2018, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Senior Credit Facility was $707.4 million as of June 30, 2018.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $24.6 million, of which there were no outstanding borrowings at June 30, 2018. Borrowings under these credit facilities bear interest at variable rates.
In June 2018, we used the cash received from nVent as a result of the Distribution to redeem the remaining $255.3 million aggregate principal of our 2.9% fixed rate senior notes due 2018 and completed a cash tender offer in the amount of €363.4 million aggregate principal of our 2.45% senior notes due 2019. All costs associated with the repurchases of debt were recorded as a Loss on the early extinguishment of debt, including $1.0 million of unamortized deferred financing costs.
As of June 30, 2018, we have $45.8 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion (the “2014 Authorization). On May 8, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”), replacing the 2014 Authorization. The 2018 Authorization expires on May 31, 2021. During the six months ended June 30, 2018, we repurchased 5.5 million of our shares for $300.0 million, of which 2.2 million shares, or $150.0 million, and 3.3 million shares, or $150.0 million, were repurchased pursuant to the 2014 and 2018 Authorizations, respectively. As of June 30, 2018, we had $600.0 million available for share repurchases under the 2018 Authorization.
Dividends payable
On May 8, 2018, the Board of Directors declared a quarterly cash dividend of $0.35, which reflects an adjustment for the Distribution, payable on August 3, 2018 to shareholders of record at the close of business on July 20, 2018. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.7 million and $63.1 million at June 30, 2018 and December 31, 2017, respectively.
We paid dividends in the first six months of 2018 of $125.9 million, or $0.70 per ordinary share, compared with $126.1 million, or $0.69 per ordinary share, in the prior year period.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles (“GAAP”) reported amount (e.g., retained earnings). Our distributable reserve balance was $9.0 billion as of December 31, 2017.

Contractual obligations
The following summarizes our significant contractual debt and fixed-rate interest obligations that impact our liquidity. There have been no other material changes from the significant contractual obligations previously disclosed in Item 7 of our 2017 Annual Report on Form 10-K.

	Q3-Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$—	$407.9	$74.0	$103.8	$88.3	$92.6	$19.3	$785.9
Interest obligations on fixed-rate debt	$10.9	$21.8	$11.4	$6.2	$3.6	$0.8	$2.4	$57.1
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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2018	June 30, 2017
Net cash provided by (used for) operating activities of continuing operations	$177.8	$84.9
Capital expenditures of continuing operations	(20.3)	(18.7)
Proceeds from sale of property and equipment of continuing operations	(0.5)	—
Free cash flow from continuing operations	$157.0	$66.2
Net cash provided by (used for) operating activities of discontinued operations	(5.9)	70.4
Capital expenditures of discontinued operations	(7.4)	(25.7)
Proceeds from sale of property and equipment of discontinued operations	2.3	4.1
Free cash flow	$146.0	$115.0
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2018. For additional information, refer to Item 7A of our 2017 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2018, there were approximately 600 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of June 30, 2018, our recorded reserves for environmental matters were not material. We do not anticipate our remaining environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2017 Annual Report on Form 10-K, except that the spin-off of our Electrical business, nVent Electric plc, was completed on April 30, 2018. However, the risk factors under the caption “Risks Related to Our Proposed Separation of Our Water Business and Electrical Business by Spin-Off” previously disclosed in ITEM 1A. of our 2017 Annual Report on Form 10-K relating to such spin-off after its completion remain applicable.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2018:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 28	1,537	$69.07	—	$450,000,172
April 29 - May 26	3,339,069	$45.30	3,300,065	$600,000,070
May 27 - June 30	3,773	$32.51	—	$600,000,070
Total	3,344,379		3,300,065

(a)
The purchases in this column include 1,537 shares for the period April 1 - April 28, 39,004 shares for the period April 29 - May 26 and 3,773 shares for the period May 27 - June 30 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

(b)
The average price paid in this column includes shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted and performance shares.

(c)
The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to the maximum dollar limit authorized by the Board of Directors, discussed below.

(d)
In December 2014, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. On May 8, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million, replacing the 2014 authorization. The 2018 authorization expires on May 31, 2021. We have $600.0 million remaining availability for repurchases under the 2018 authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2018

2.1
Separation and Distribution Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

2.2
Tax Matters Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.2 in the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

2.3
Transition Services Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

2.4
Employee Matters Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.4 in the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

4.1
Credit Agreement, dated as of April 25, 2018, among Pentair plc, Pentair Investments Switzerland GmbH, Pentair Finance S.à.r.l., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

10.1	Form of Key Executive Employment and Severance Agreement for John L. Stauch and Mark C. Borin.

10.2	Form of Key Executive Employment and Severance Agreement for Karl R. Frykman and John H. Jacko.

10.3	Form of Key Executive Employment and Severance Agreement for Karla C. Robertson, Kelly A. Baker, Ademir Sarcevic and Philip M. Rolchigo.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2018.

Pentair plc
Registrant

By	/s/ Mark C. Borin
Mark C. Borin
Executive Vice President and Chief Financial Officer

By	/s/ Ademir Sarcevic
Ademir Sarcevic
Senior Vice President and Chief Accounting Officer