Form 10-Q
period 2018-09-30
PENTAIR plc
filed 2018-10-23
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2018, 173,601,030 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$711.4	$687.6	$2,224.6	$2,124.9
Cost of goods sold	467.6	451.1	1,444.9	1,391.1
Gross profit	243.8	236.5	779.7	733.8
Selling, general and administrative	116.3	116.8	399.0	386.2
Research and development	19.1	17.9	57.0	54.7
Operating income	108.4	101.8	323.7	292.9
Other (income) expense:
Loss on sale of business	0.2	3.8	6.4	3.8
Loss on early extinguishment of debt	—	—	17.1	101.4
Net interest expense	4.3	13.9	27.9	74.2
Other expense (income)	2.1	1.1	(1.7)	3.2
Income from continuing operations before income taxes	101.8	83.0	274.0	110.3
Provision for income taxes	10.6	34.1	46.5	52.1
Net income from continuing operations	91.2	48.9	227.5	58.2
Income from discontinued operations, net of tax	18.9	78.2	27.0	219.8
(Loss) gain from sale of discontinued operations, net of tax	—	(1.7)	—	198.9
Net income	$110.1	$125.4	$254.5	$476.9
Comprehensive income, net of tax
Net income	$110.1	$125.4	$254.5	$476.9
Changes in cumulative translation adjustment (inclusive of divestiture of business reclassified to gain from sale of $0.0 and $374.2 for the three and nine months ended September 30, 2017, respectively)	(2.1)	34.5	23.1	502.8
Changes in market value of derivative financial instruments, net of tax	(1.0)	(3.0)	(0.7)	(2.3)
Comprehensive income	$107.0	$156.9	$276.9	$977.4
Earnings per ordinary share
Basic
Continuing operations	$0.52	$0.27	$1.29	$0.32
Discontinued operations	0.11	0.42	0.15	2.30
Basic earnings per ordinary share	$0.63	$0.69	$1.44	$2.62
Diluted
Continuing operations	$0.52	$0.27	$1.28	$0.32
Discontinued operations	0.11	0.41	0.15	2.28
Diluted earnings per ordinary share	$0.63	$0.68	$1.43	$2.60
Weighted average ordinary shares outstanding
Basic	174.3	181.5	176.8	181.7
Diluted	175.7	183.5	178.5	183.7
Cash dividends paid per ordinary share	$0.175	$0.345	$0.875	$1.035
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$64.7	$86.3
Accounts and notes receivable, net of allowances of $16.0 and $14.2, respectively	402.4	483.1
Inventories	387.3	356.9
Other current assets	135.2	114.5
Current assets held for sale	—	708.0
Total current assets	989.6	1,748.8
Property, plant and equipment, net	274.2	279.8
Other assets
Goodwill	2,097.0	2,112.8
Intangibles, net	289.4	321.8
Other non-current assets	159.3	180.9
Non-current assets held for sale	—	3,989.6
Total other assets	2,545.7	6,605.1
Total assets	$3,809.5	$8,633.7
Liabilities and Equity
Current liabilities
Accounts payable	$261.3	$321.5
Employee compensation and benefits	85.0	115.8
Other current liabilities	361.1	401.3
Current liabilities held for sale	—	360.8
Total current liabilities	707.4	1,199.4
Other liabilities
Long-term debt	798.8	1,440.7
Pension and other post-retirement compensation and benefits	109.8	96.4
Deferred tax liabilities	106.3	108.6
Other non-current liabilities	207.0	213.8
Non-current liabilities held for sale	—	537.0
Total liabilities	1,929.3	3,595.9
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 173.6 and 180.3 issued at September 30, 2018 and December 31, 2017, respectively	1.8	1.8
Additional paid-in capital	1,991.9	2,797.7
Retained earnings	107.5	2,481.7
Accumulated other comprehensive loss	(221.0)	(243.4)
Total equity	1,880.2	5,037.8
Total liabilities and equity	$3,809.5	$8,633.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2018	September 30, 2017
Operating activities
Net income	$254.5	$476.9
Income from discontinued operations, net of tax	(27.0)	(219.8)
Gain from sale of discontinued operations, net of tax	—	(198.9)
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(7.1)	(0.9)
Depreciation	36.9	38.4
Amortization	27.0	27.2
Deferred income taxes	(4.1)	(3.0)
Loss on sale of business	6.4	3.8
Share-based compensation	16.4	32.2
Loss on early extinguishment of debt	17.1	101.4
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	73.5	66.9
Inventories	(36.3)	(16.0)
Other current assets	(11.0)	(12.9)
Accounts payable	(60.1)	(61.0)
Employee compensation and benefits	(25.4)	(17.3)
Other current liabilities	27.7	(54.3)
Other non-current assets and liabilities	10.7	(15.1)
Net cash provided by (used for) operating activities of continuing operations	299.2	147.6
Net cash provided by (used for) operating activities of discontinued operations	(14.6)	214.2
Net cash provided by (used for) operating activities	284.6	361.8
Investing activities
Capital expenditures	(33.8)	(25.4)
Proceeds from sale of property and equipment	(0.4)	3.2
(Payments due to) proceeds from the sale of businesses, net	(12.8)	2,764.0
Acquisitions, net of cash acquired	(0.9)	(45.9)
Net cash provided by (used for) investing activities of continuing operations	(47.9)	2,695.9
Net cash provided by (used for) investing activities of discontinued operations	(7.1)	(41.3)
Net cash provided by (used for) investing activities	(55.0)	2,654.6
Financing activities
Net repayments of short-term borrowings	—	(0.8)
Net receipts (repayments) of commercial paper and revolving long-term debt	46.0	(842.3)
Repayments of long-term debt	(675.1)	(2,009.3)
Debt issuance costs	(2.0)	—
Premium paid on early extinguishment of debt	(16.0)	(94.9)
Transfer of cash to nVent	(74.2)	—
Distribution of cash from nVent	993.6	—
Shares issued to employees, net of shares withheld	16.0	34.3
Repurchases of ordinary shares	(400.0)	(100.0)
Dividends paid	(156.7)	(188.9)
Net cash provided by (used for) financing activities of continuing operations	(268.4)	(3,201.9)
Net cash provided by (used for) financing activities of discontinued operations	—	—
Net cash provided by (used for) financing activities	(268.4)	(3,201.9)
Change in cash held for sale	27.0	(5.6)
Effect of exchange rate changes on cash and cash equivalents	(9.8)	55.5
Change in cash and cash equivalents	(21.6)	(135.6)
Cash and cash equivalents, beginning of period	86.3	216.9
Cash and cash equivalents, end of period	$64.7	$81.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	180.3	$1.8	$2,797.7	$2,481.7	$(243.4)	$5,037.8
Net income	—	—	—	254.5	—	254.5
Cumulative effect of accounting changes	—	—	—	(214.0)	—	(214.0)
Other comprehensive income, net of tax	—	—	—	—	70.3	70.3
Distribution to nVent	—	—	(438.2)	(2,290.7)	(47.9)	(2,776.8)
Dividends declared	—	—	—	(124.0)	—	(124.0)
Share repurchase	(7.8)	—	(400.0)	—	—	(400.0)
Exercise of options, net of shares tendered for payment	0.8	—	22.8	—	—	22.8
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(6.8)	—	—	(6.8)
Share-based compensation	—	—	16.4	—	—	16.4
Balance - September 30, 2018	173.6	$1.8	$1,991.9	$107.5	$(221.0)	$1,880.2

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2016	181.8	$1.8	$2,920.8	$2,068.1	$(736.3)	$4,254.4
Net income	—	—	—	476.9	—	476.9
Other comprehensive income, net of tax	—	—	—	—	500.5	500.5
Dividends declared	—	—	—	(189.7)	—	(189.7)
Share repurchase	(1.5)	—	(100.0)	—	—	(100.0)
Exercise of options, net of shares tendered for payment	1.1	—	41.6	—	—	41.6
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(7.3)	—	—	(7.3)
Share-based compensation	—	—	32.2	—	—	32.2
Balance - September 30, 2017	181.6	$1.8	$2,887.3	$2,355.3	$(235.8)	$5,008.6
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
Adoption of new accounting standards
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2017-07, “Retirement Benefits-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” As a result of the adoption, the interest cost, expected return on plan assets and net actuarial gain/loss components of net periodic pension and post-retirement benefit cost have been reclassified from Selling, general and administrative expense to Other expense (income). Only the service cost component remains in Operating income and will be eligible for capitalization in assets on a prospective basis.
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other post-retirement plans on our Condensed Consolidated Statements of Operations and Comprehensive Income was a reclassification of $1.4 million and $4.1 million for the three and nine months ended September 30, 2017, respectively, from Selling, general and administrative expense to Other expense (income).
On January 1, 2018, we adopted ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” This ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The adoption resulted in a $215.8 million cumulative-effect adjustment (of which $174.6 million related to nVent) recorded in retained earnings as of the beginning of 2018. The adjustment reflects a $254.3 million reduction of a prepaid long term tax asset, partially offset by the establishment of $38.5 million of deferred tax assets.

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

When determining whether the customer has obtained control of the goods or services, we consider any future performance obligations. Generally, there is no post-shipment obligation on product sold other than warranty obligations in the normal and ordinary course of business. In the event significant post-shipment obligations were to exist, revenue recognition would be deferred until Pentair has substantially accomplished what it must do to be entitled to the benefits represented by the revenue.

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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 90.5% and 91.3% of our revenue for the three months ended September 30, 2018 and 2017, respectively, and 92.3% and 92.8% of our revenue for the nine months ended September 30, 2018 and 2017, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 9.5% and 8.7% of our revenue for the three months ended September 30, 2018 and 2017, respectively, and 7.7% and 7.2% of our revenue for the nine months ended September 30, 2018 and 2017, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract, and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
On September 30, 2018, we had $69.1 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
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

We reduce the transaction price for certain customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives that represent variable consideration. Sales incentives given to our customers are recorded using either the expected value method or most likely amount approach for estimating the amount of consideration to which Pentair shall be entitled. The expected value is the sum of probability-weighted amounts in a range of possible consideration amounts. An expected value is an appropriate estimate of the amount of variable consideration when there are a large number of contracts with similar characteristics. The most likely amount is the single most likely amount in a range of possible consideration amounts (that is, the single most likely outcome of the contract). The most likely amount is an appropriate estimate of the amount of variable consideration if the contract has limited possible outcomes (for example, an entity either achieves a performance bonus or does not).

Pricing is established at or prior to the time of sale with our customers, and we record sales at the agreed-upon net selling price. However, one of our businesses allows customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying end customer. We use the expected value method to estimate the anticipated refund to be paid

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction of the transaction price.
Volume-based incentives involve rebates that are negotiated at or prior to the time of sale with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we reforecast the most likely amount of the rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for each customer, and the transaction price is reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.
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

Contract assets are recorded within Other current assets, and contract liabilities are recorded within Other current liabilities in the Condensed Consolidated Balance Sheets.

Contract assets and liabilities consisted of the following:

In millions	September 30, 2018	December 31, 2017	$ Change	% Change
Contract assets	$44.8	$51.5	$(6.7)	(13.0)%
Contract liabilities	25.5	29.1	(3.6)	(12.4)%
Net contract assets	$19.3	$22.4	$(3.1)	(13.8)%
The $3.1 million decrease in net contract assets from December 31, 2017 to September 30, 2018 was primarily the result of timing of milestone payments. Approximately 65% of our contract liabilities at December 31, 2017 were recognized in revenue in the first nine months of 2018. There were no impairment losses recognized on our contract assets for the three and nine months ended September 30, 2018.

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

Revenue by category
We disaggregate our revenue from contracts with customers by segment, geographic location and vertical market, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 14 for revenue disaggregated by segment.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
U.S.	$438.5	$417.4	$1,395.1	$1,317.8
Western Europe	97.1	92.8	311.2	287.7
Developing (1)	117.6	117.3	346.0	346.0
Other Developed (2)	58.2	60.1	172.3	173.4
Consolidated net sales	$711.4	$687.6	$2,224.6	$2,124.9
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical market net sales information was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Residential	$397.6	$375.5	$1,247.3	$1,185.1
Commercial	155.8	148.6	475.4	453.8
Industrial	158.0	163.5	501.9	486.0
Consolidated net sales	$711.4	$687.6	$2,224.6	$2,124.9

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

The results of the Electrical business have been presented as discontinued operations and the related assets and liabilities were reclassified as held for sale for all periods presented. The Electrical business had been previously disclosed as a stand-alone reporting segment. Separation costs related to the Separation and Distribution were $2.5 million and $11.7 million for the three months ended September 30, 2018 and 2017, respectively, and $82.4 million and $19.3 million for the nine months ended September 30, 2018 and 2017, respectively. These costs are reported in discontinued operations as they represent a cost directly related to the Separation and Distribution and were included within Income from discontinued operations, net of tax presented below.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Operating results of discontinued operations are summarized below:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$—	$540.7	$693.9	$2,006.3
Cost of goods sold	—	321.9	424.0	1,268.9
Gross profit	—	218.8	269.9	737.4
Selling, general and administrative	2.5	115.7	233.5	440.6
Research and development	—	10.5	14.6	38.1
Operating (loss) income	$(2.5)	$92.6	$21.8	$258.7

Income from discontinued operations before income taxes	$14.8	$91.8	$34.6	$257.1
Income tax (benefit) provision	(4.1)	13.6	7.6	37.3
Income from discontinued operations, net of tax	$18.9	$78.2	$27.0	$219.8

(Loss) gain from sale of discontinued operations before income taxes	$—	$(1.7)	$—	$201.3
Provision for income taxes	—	—	—	2.4
(Loss) gain from sale of discontinued operations before income taxes	$—	$(1.7)	$—	$198.9
The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets were as follows:

In millions	December 31, 2017
Cash and cash equivalents	$27.0
Accounts and notes receivable, net	348.5
Inventories	224.1
Other current assets	108.4
Current assets held for sale	$708.0
Property, plant and equipment, net	$265.8
Goodwill	2,238.2
Intangibles, net	1,236.6
Other non-current assets	249.0
Non-current assets held for sale	$3,989.6
Accounts payable	$174.1
Employee compensation and benefits	70.8
Other current liabilities	115.9
Current liabilities held for sale	$360.8
Pension and other post-retirement compensation and benefits	$189.2
Deferred tax liabilities	286.2
Other non-current liabilities	61.6
Non-current liabilities held for sale	$537.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

4.	Share Plans
Total share-based compensation expense for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Restricted stock units	$2.4	$2.9	$6.7	$14.4
Stock options	1.3	1.9	3.5	8.3
Performance share units	1.4	1.4	6.2	9.5
Total share-based compensation expense	$5.1	$6.2	$16.4	$32.2

Of the total share-based compensation expense noted above, $0.0 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $3.4 million and $6.0 million for the nine months ended September 30, 2018 and 2017, respectively, was reported as part of Income from discontinued operations, net of tax.

In May 2018, we issued our annual share-based compensation grants under the Pentair plc 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.8 million, of which 0.2 million were restricted stock units (“RSUs”), 0.5 million were stock options and 0.1 million were performance share units (“PSUs”). The weighted-average grant date fair value of the RSUs, stock options and PSUs issued was $45.42, $10.92, and $45.42, respectively.

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

The RSUs, PSUs, and stock option awards issued before May 9, 2017 (the date of Pentair’s announcement of its intention to separate its Water and Electrical businesses) were converted into awards of both Pentair and nVent regardless of which company the award holder was employed by immediately after the Separation. These awards were converted as follows:

•	Restricted stock units: For every unvested Pentair RSU award held, the holder received one nVent RSU.

•
Performance share units: Pentair PSUs were converted to Pentair RSUs immediately after the Distribution. The PSUs granted in 2016 were converted at rate of 125% of target, and the PSUs granted in 2017 were converted at a rate of 100% of target. For every converted RSU, the shareholder also received one nVent RSU. The converted RSUs retain the original vesting schedule of the awarded PSUs.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
During the nine months ended September 30, 2018 and the year ended December 31, 2017, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the nine months ended September 30, 2018 and the year ended December 31, 2017 included the reduction in hourly and salaried headcount of approximately 300 employees and 250 employees, respectively.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Severance and related costs	$2.8	$1.3	$12.8	$18.7
Other	0.7	0.1	21.3	0.2
Total restructuring costs	$3.5	$1.4	$34.1	$18.9
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Aquatic Systems	$0.6	$0.3	$3.6	$1.9
Filtration Solutions	0.9	0.2	14.4	6.9
Flow Technologies	0.7	0.9	8.7	2.8
Other	1.3	—	7.4	7.3
Consolidated	$3.5	$1.4	$34.1	$18.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2018:

In millions	September 30, 2018
Beginning balance	$34.5
Costs incurred	12.8
Cash payments and other	(16.7)
Ending balance	$30.6

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$110.1	$125.4	$254.5	$476.9
Net income from continuing operations	$91.2	$48.9	$227.5	$58.2
Weighted average ordinary shares outstanding
Basic	174.3	181.5	176.8	181.7
Dilutive impact of stock options, restricted stock units and performance share units	1.4	2.0	1.7	2.0
Diluted	175.7	183.5	178.5	183.7
Earnings per ordinary share
Basic
Continuing operations	$0.52	$0.27	$1.29	$0.32
Discontinued operations	0.11	0.42	0.15	2.30
Basic earnings per ordinary share	$0.63	$0.69	$1.44	$2.62
Diluted
Continuing operations	$0.52	$0.27	$1.28	$0.32
Discontinued operations	0.11	0.41	0.15	2.28
Diluted earnings per ordinary share	$0.63	$0.68	$1.43	$2.60
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.3	1.6	0.6	1.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.    Supplemental Balance Sheet Information

In millions	September 30, 2018	December 31, 2017
Inventories
Raw materials and supplies	$205.9	$190.8
Work-in-process	66.2	57.9
Finished goods	115.2	108.2
Total inventories	$387.3	$356.9
Other current assets
Cost in excess of billings	$44.8	$51.5
Prepaid expenses	59.4	51.4
Prepaid income taxes	12.5	7.8
Other current assets	18.5	3.8
Total other current assets	$135.2	$114.5
Property, plant and equipment, net
Land and land improvements	$34.0	$33.5
Buildings and leasehold improvements	179.0	184.3
Machinery and equipment	614.2	609.6
Construction in progress	34.8	23.7
Total property, plant and equipment	862.0	851.1
Accumulated depreciation and amortization	587.8	571.3
Total property, plant and equipment, net	$274.2	$279.8
Other non-current assets
Prepaid income taxes	$—	$52.8
Deferred income taxes	29.6	29.0
Deferred compensation plan assets	27.5	23.2
Other non-current assets	102.2	75.9
Total other non-current assets	$159.3	$180.9
Other current liabilities
Dividends payable	$30.4	$63.1
Accrued warranty	38.0	38.1
Accrued rebates	65.9	49.8
Billings in excess of cost	15.9	20.1
Income taxes payable	24.3	39.7
Accrued restructuring	30.6	34.5
Other current liabilities	156.0	156.0
Total other current liabilities	$361.1	$401.3
Other non-current liabilities
Income taxes payable	$51.0	$61.3
Self-insurance liabilities	59.4	48.3
Deferred compensation plan liabilities	27.5	23.2
Foreign currency contract liabilities	45.5	47.2
Other non-current liabilities	23.6	33.8
Total other non-current liabilities	$207.0	$213.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2017	Foreign currency translation/other	September 30, 2018
Aquatic Systems	$973.1	$(6.0)	$967.1
Filtration Solutions	472.1	(7.9)	464.2
Flow Technologies	667.6	(1.9)	665.7
Total goodwill	$2,112.8	$(15.8)	$2,097.0
Identifiable intangible assets consisted of the following:

	September 30, 2018			December 31, 2017
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$353.3	$(245.5)	$107.8	$360.9	$(229.9)	$131.0
Trade names	0.4	(0.4)	—	1.5	(1.4)	0.1
Proprietary technology and patents	88.0	(68.2)	19.8	117.0	(89.3)	27.7
Total definite-life intangibles	441.7	(314.1)	127.6	479.4	(320.6)	158.8
Indefinite-life intangibles
Trade names	161.8	—	161.8	163.0	—	163.0
Total intangibles	$603.5	$(314.1)	$289.4	$642.4	$(320.6)	$321.8
Identifiable intangible asset amortization expense was $8.6 million and $9.2 million for the three months ended September 30, 2018 and 2017, respectively, and $27.0 million and $27.2 million for the nine months ended September 30, 2018 and 2017, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2018 and the next five years is as follows:

	Q4
In millions	2018	2019	2020	2021	2022	2023
Estimated amortization expense	$8.3	$28.0	$22.9	$17.6	$10.3	$7.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2018	Maturity Year	September 30, 2018	December 31, 2017
Commercial paper	2.934%	2023	$99.0	$34.0
Revolving credit facilities	3.461%	2023	9.4	28.4
Senior notes - fixed rate (1)	2.900%	2018	—	255.3
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	160.4	594.4
Senior notes - fixed rate (1)	3.625%	2020	74.0	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Other	N/A	N/A	0.1	—
Unamortized debt issuance costs and discounts	N/A	N/A	(5.5)	(6.8)
Total debt			$798.8	$1,440.7
(1) Senior notes are guaranteed as to payment by Pentair and PISG

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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $99.0 million of commercial paper outstanding as of September 30, 2018 and $34.0 million as of December 31, 2017, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of its consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 30, 2018, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Senior Credit Facility was $691.6 million as of September 30, 2018.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at September 30, 2018. Borrowings under these credit facilities bear interest at variable rates.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

In June 2018, we used the $993.6 million of cash received from nVent as a result of the Distribution to pay down commercial paper and revolving credit facilities, redeem the remaining $255.3 million aggregate principal of our 2.9% fixed rate senior notes due 2018, and we completed a cash tender offer in the amount of €363.4 million aggregate principal of our 2.45% senior notes due 2019. All costs associated with the repurchases of debt were recorded as a Loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations and Comprehensive Income, including $16.0 million premium paid on early extinguishment and $1.1 million of unamortized deferred financing costs.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2018 matures on a calendar year basis as follows:

	Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Contractual debt obligation maturities	$—	$410.5	$74.0	$103.8	$88.3	$108.4	$19.3	$804.3

10.	Derivatives and Financial Instruments
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

At September 30, 2018 and December 31, 2017, we had outstanding foreign currency derivative contracts with gross national U.S. dollar equivalent amounts of $361.6 million and $481.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss (“AOCI”) and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income upon settlement. Such reclassifications during the three and nine months ended September 30, 2018 and 2017 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the “2019 Euro Notes”) as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. In June 2018, the Company completed a tender offer for €363.4 million of the 2019 Euro Notes. The remaining €136.6 million of the 2019 Euro Notes have been re-designated as a net investment hedge in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of September 30, 2018 and December 31, 2017, we had deferred foreign currency losses of $6.1 million and $29.6 million, respectively, in AOCI associated with the net investment hedge activity.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2018		December 31, 2017
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$108.5	$108.5	$62.4	$62.4
Fixed rate debt	695.8	698.7	1,385.1	1,424.0
Total debt	$804.3	$807.2	$1,447.5	$1,486.4
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2018
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(45.5)	$—	$(45.5)
Deferred compensation plan assets	24.3	3.2	—	27.5
Total recurring fair value measurements	$24.3	$(42.3)	$—	$(18.0)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.6	$—	$0.6
Foreign currency contract liabilities	—	(47.2)	—	(47.2)
Deferred compensation plan assets	18.7	4.5	—	23.2
Total recurring fair value measurements	$18.7	$(42.1)	$—	$(23.4)
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
The effective income tax rate for the nine months ended September 30, 2018 was 17.0%, compared to 47.2% for the nine months ended September 30, 2017. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The liability for uncertain tax positions was $52.8 million and $12.0 million at September 30, 2018 and December 31, 2017, respectively. The increase was primarily due to the establishment of uncertain tax positions with the Internal Revenue Service and other jurisdictions. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The Company calculated its best estimate of the impact of the Act in its December 31, 2017 income tax provision in accordance with its understanding of the Act and guidance available as of the date of the filing of the Annual Report on Form 10-K and as a result recorded a provisional income tax expense of $2.2 million in the fourth quarter of 2017, the period in which the legislation was enacted. For the three months ended September 30, 2018, we recorded a $3.6 million decrease to the provisional income tax expense. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a decrease to income tax expense of $28.0 million. The remeasurement of deferred taxes requires further analysis regarding the state tax impacts of the remeasurement and other aspects of the Act that may impact our tax balances.
The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an increase to income tax expense of $26.6 million. The determination of the transition tax requires additional analysis regarding state tax impacts, which is expected to be completed in the fourth quarter of 2018. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$1.0	$2.9	$3.1	$8.8
Interest cost	3.0	4.1	9.0	12.3
Expected return on plan assets	(2.2)	(2.9)	(6.7)	(8.7)
Actuarial loss	2.2	—	2.2	—
Net periodic benefit cost	$4.0	$4.1	$7.6	$12.4
In November 2017, our Board of Directors approved amendments to terminate the Pentair Salaried Plan (the “Salaried Plan”), a U.S. qualified pension plan. The Salaried Plan discontinued accruing benefits on December 31, 2017 and the termination was effective December 31, 2017. It is expected to take 18 to 24 months from the date of the approved amendment to complete the termination of the Salaried Plan.
Salaried Plan participants whose benefits were not in pay status by July 1, 2018 were given the opportunity to elect a lump-sum (or monthly annuity) payment during a special election window. During the third quarter of 2018, lump-sum payments of $171.9 million resulted in interim mark-to-market accounting for the Salaried Plan. The mark-to-market adjustment is reflected within Actuarial loss in the table above.
As described in Note 1, during the first quarter of 2018, the Company adopted ASU 2017-07. As a result, service costs are classified as employee compensation costs within Cost of goods sold and Selling, general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income. All other components of net periodic benefit cost are classified within Other expense (income) for the periods presented.
Components of net periodic benefit cost for our other post-retirement plans for the three and nine months ended September 30, 2018 and 2017 were not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

13.	Shareholders’ Equity
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion (the “2014 Authorization”). On May 8, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”), replacing the 2014 Authorization. The 2018 Authorization expires on May 31, 2021. During the nine months ended September 30, 2018, we repurchased 7.8 million of our shares for $400.0 million, of which 2.2 million shares, or $150.0 million, and 5.6 million shares, or $250.0 million, were repurchased pursuant to the 2014 and 2018 Authorizations, respectively. As of September 30, 2018, we had $500.0 million available for share repurchases under the 2018 Authorization.
Dividends payable
On September 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.175, which reflects an adjustment for the Distribution, payable on November 2, 2018 to shareholders of record at the close of business on October 19, 2018. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.4 million and $63.1 million at September 30, 2018 and December 31, 2017, respectively.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales
Aquatic Systems	$232.7	$211.8	$749.3	$688.0
Filtration Solutions	240.4	242.4	754.1	737.0
Flow Technologies	238.0	233.0	720.2	698.8
Other	0.3	0.4	1.0	1.1
Consolidated	$711.4	$687.6	$2,224.6	$2,124.9
Segment income (loss)
Aquatic Systems	$59.9	$53.1	$199.5	$182.9
Filtration Solutions	38.4	40.4	124.4	113.4
Flow Technologies	36.6	39.3	119.7	112.7
Other	(13.1)	(12.6)	(40.7)	(40.2)
Consolidated	$121.8	$120.2	$402.9	$368.8
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Segment income	$121.8	$120.2	$402.9	$368.8
Restructuring and other	(3.5)	(1.4)	(34.1)	(18.9)
Intangible amortization	(8.6)	(9.2)	(27.0)	(27.2)
Loss on sale of business	(0.2)	(3.8)	(6.4)	(3.8)
Loss of early extinguishment of debt	—	—	(17.1)	(101.4)
Corporate allocations	—	(7.5)	(11.0)	(28.9)
Net interest expense	(4.3)	(13.9)	(27.9)	(74.2)
Other expense	(3.4)	(1.4)	(5.4)	(4.1)
Income from continuing operations before income taxes	$101.8	$83.0	$274.0	$110.3

15.	Commitments and Contingencies
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.
The changes in the carrying amount of service and product warranties of continuing operations for the nine months ended September 30, 2018 were as follows:

In millions	September 30, 2018
Beginning balance	$38.1
Service and product warranty provision	43.2
Payments	(43.1)
Foreign currency translation	(0.2)
Ending balance	$38.0
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
As of September 30, 2018 and December 31, 2017, the outstanding value of bonds, letters of credit and bank guarantees totaled $124.2 million and $129.2 million, respectively.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$711.4	$—	$711.4
Cost of goods sold	—	—	—	467.6	—	467.6
Gross profit	—	—	—	243.8	—	243.8
Selling, general and administrative	2.3	—	0.2	113.8	—	116.3
Research and development	—	—	—	19.1	—	19.1
Operating (loss) income	(2.3)	—	(0.2)	110.9	—	108.4
Loss (earnings) from continuing operations of investment in subsidiaries	(93.5)	(93.3)	(69.5)	—	256.3	—
Other (income) expense:
Loss on sale of business	—	—	—	0.2	—	0.2
Net interest (income) expense	—	(0.2)	1.7	2.8	—	4.3
Other expense	—	—	—	2.1	—	2.1
Income (loss) from continuing operations before income taxes	91.2	93.5	67.6	105.8	(256.3)	101.8
Provision for income taxes	—	—	—	10.6	—	10.6
Net income (loss) from continuing operations	91.2	93.5	67.6	95.2	(256.3)	91.2
Income from discontinued operations, net of tax	—	—	—	18.9	—	18.9
(Loss) earnings from discontinued operations of investment in subsidiaries	18.9	18.9	18.9	—	(56.7)	—
Net income (loss)	$110.1	$112.4	$86.5	$114.1	$(313.0)	$110.1
Comprehensive income (loss), net of tax
Net income (loss)	$110.1	$112.4	$86.5	$114.1	$(313.0)	$110.1
Changes in cumulative translation adjustment	(2.1)	(2.1)	(2.1)	(2.1)	6.3	(2.1)
Changes in market value of derivative financial instruments, net of tax	(1.0)	(1.0)	(1.0)	(1.0)	3.0	(1.0)
Comprehensive income (loss)	$107.0	$109.3	$83.4	$111.0	$(303.7)	$107.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,224.6	$—	$2,224.6
Cost of goods sold	—	—	—	1,444.9	—	1,444.9
Gross profit	—	—	—	779.7	—	779.7
Selling, general and administrative	10.4	—	0.7	387.9	—	399.0
Research and development	—	—	—	57.0	—	57.0
Operating (loss) income	(10.4)	—	(0.7)	334.8	—	323.7
(Earnings) loss from continuing operations of investment in subsidiaries	(240.4)	(239.4)	(278.9)	—	758.7	—
Other (income) expense:
Loss on sale of business	—	—	—	6.4	—	6.4
Loss on early extinguishment of debt	—	—	17.1	—	—	17.1
Net interest (income) expense	—	(1.0)	21.7	7.2	—	27.9
Other income	—	—	—	(1.7)	—	(1.7)
Income (loss) from continuing operations before income taxes	230.0	240.4	239.4	322.9	(758.7)	274.0
Provision for income taxes	2.5	—	—	44.0	—	46.5
Net income (loss) from continuing operations	227.5	240.4	239.4	278.9	(758.7)	227.5
Income from discontinued operations, net of tax	—	—	—	27.0	—	27.0
Earnings (loss) from discontinued operations of investment in subsidiaries	27.0	27.0	27.0	—	(81.0)	—
Net income (loss)	$254.5	$267.4	$266.4	$305.9	$(839.7)	$254.5
Comprehensive income (loss), net of tax
Net income (loss)	$254.5	$267.4	$266.4	$305.9	$(839.7)	$254.5
Changes in cumulative translation adjustment	23.1	23.1	23.1	23.1	(69.3)	23.1
Changes in market value of derivative financial instruments, net of tax	(0.7)	(0.7)	(0.7)	(0.7)	2.1	(0.7)
Comprehensive income (loss)	$276.9	$289.8	$288.8	$328.3	$(906.9)	$276.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
September 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.1	$—	$0.1	$64.5	$—	$64.7
Accounts and notes receivable, net	—	—	1.8	400.6	—	402.4
Inventories	—	—	—	387.3	—	387.3
Other current assets	14.3	—	7.1	120.6	(6.8)	135.2
Total current assets	14.4	—	9.0	973.0	(6.8)	989.6
Property, plant and equipment, net	—	—	—	274.2	—	274.2
Other assets
Investments in subsidiaries	1,909.0	1,840.3	2,476.6	—	(6,225.9)	—
Goodwill	—	—	—	2,097.0	—	2,097.0
Intangibles, net	—	—	—	289.4	—	289.4
Other non-current assets	23.3	69.1	672.9	726.8	(1,332.8)	159.3
Total other assets	1,932.3	1,909.4	3,149.5	3,113.2	(7,558.7)	2,545.7
Total assets	$1,946.7	$1,909.4	$3,158.5	$4,360.4	$(7,565.5)	$3,809.5
Liabilities and Equity
Current liabilities
Accounts payable	$2.0	$—	$—	$259.3	$—	$261.3
Employee compensation and benefits	0.5	—	—	84.5	—	85.0
Other current liabilities	42.1	0.4	4.3	321.1	(6.8)	361.1
Total current liabilities	44.6	0.4	4.3	664.9	(6.8)	707.4
Other liabilities
Long-term debt	—	—	1,314.1	817.5	(1,332.8)	798.8
Pension and other post-retirement compensation and benefits	—	—	—	109.8	—	109.8
Deferred tax liabilities	—	—	—	106.3	—	106.3
Other non-current liabilities	21.9	—	—	185.1	—	207.0
Total liabilities	66.5	0.4	1,318.4	1,883.6	(1,339.6)	1,929.3
Equity	1,880.2	1,909.0	1,840.1	2,476.8	(6,225.9)	1,880.2
Total liabilities and equity	$1,946.7	$1,909.4	$3,158.5	$4,360.4	$(7,565.5)	$3,809.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$197.2	$269.2	$274.7	$464.1	$(920.6)	$284.6
Investing activities
Capital expenditures	—	—	—	(33.8)	—	(33.8)
Proceeds from sale of property and equipment	—	—	—	(0.4)	—	(0.4)
Payments due to sale of businesses, net	—	—	—	(12.8)	—	(12.8)
Acquisitions, net of cash acquired	—	—	—	(0.9)	—	(0.9)
Net intercompany loan activity	—	24.9	(62.0)	618.7	(581.6)	—
Net cash provided by (used for) investing activities of continuing operations	—	24.9	(62.0)	570.8	(581.6)	(47.9)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(7.1)	—	(7.1)
Net cash provided by (used for) investing activities	—	24.9	(62.0)	563.7	(581.6)	(55.0)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	65.0	(19.0)	—	46.0
Repayments of long-term debt	—	—	(675.1)	—	—	(675.1)
Debt issuance costs	—	—	(2.0)	—	—	(2.0)
Premium paid on early extinguishment of debt	—	—	(16.0)	—	—	(16.0)
Transfer of cash to nVent	—	—	—	(74.2)	—	(74.2)
Distribution from nVent spin-off	—	—	993.6	—	—	993.6
Net change in advances to subsidiaries	343.6	(294.1)	(563.9)	(987.8)	1,502.2	—
Shares issued to employees, net of shares withheld	16.0	—	—	—	—	16.0
Repurchases of ordinary shares	(400.0)	—	—	—	—	(400.0)
Dividends paid	(156.7)	—	—	—	—	(156.7)
Net cash provided by (used for) financing activities	(197.1)	(294.1)	(198.4)	(1,081.0)	1,502.2	(268.4)
Change in cash held for sale	—	—	—	27.0	—	27.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(14.2)	4.4	—	(9.8)
Change in cash and cash equivalents	0.1	—	0.1	(21.8)	—	(21.6)
Cash and cash equivalents, beginning of period	—	—	—	86.3	—	86.3
Cash and cash equivalents, end of period	$0.1	$—	$0.1	$64.5	$—	$64.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$687.6	$—	$687.6
Cost of goods sold	—	—	—	451.1	—	451.1
Gross profit	—	—	—	236.5	—	236.5
Selling, general and administrative	4.2	—	—	112.6	—	116.8
Research and development	—	—	—	17.9	—	17.9
Operating (loss) income	(4.2)	—	—	106.0	—	101.8
(Earnings) loss from continuing operations of investment in subsidiaries	(52.7)	(52.5)	(37.1)	—	142.3	—
Other (income) expense:
Loss on sale of business	—	—	—	3.8	—	3.8
Loss on early extinguishment of debt	—	—	—	—	—	—
Net interest expense	—	(0.2)	10.3	3.8	—	13.9
Other expense	—	—	—	1.1	—	1.1
Income (loss) from continuing operations before income taxes	48.5	52.7	26.8	97.3	(142.3)	83.0
Provision for income taxes	(0.4)	—	—	34.5	—	34.1
Net income (loss) from continuing operations	48.9	52.7	26.8	62.8	(142.3)	48.9
Income from discontinued operations, net of tax	—	—	—	78.2	—	78.2
Gain from sale of discontinued operations, net of tax	—	—	—	(1.7)	—	(1.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	76.5	76.5	76.5	—	(229.5)	—
Net income (loss)	$125.4	$129.2	$103.3	$139.3	$(371.8)	$125.4
Comprehensive income (loss), net of tax
Net income (loss)	$125.4	$129.2	$103.3	$139.3	$(371.8)	$125.4
Changes in cumulative translation adjustment	34.5	34.5	34.5	34.5	(103.5)	34.5
Changes in market value of derivative financial instruments, net of tax	(3.0)	(3.0)	(3.0)	(3.0)	9.0	(3.0)
Comprehensive income (loss)	$156.9	$160.7	$134.8	$170.8	$(466.3)	$156.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,124.9	$—	$2,124.9
Cost of goods sold	—	—	—	1,391.1	—	1,391.1
Gross profit	—	—	—	733.8	—	733.8
Selling, general and administrative	6.8	0.2	0.3	378.9	—	386.2
Research and development	—	—	—	54.7	—	54.7
Operating (loss) income	(6.8)	(0.2)	(0.3)	300.2	—	292.9
(Earnings) loss from continuing operations of investment in subsidiaries	(64.6)	(64.5)	(215.9)	—	345.0	—
Other (income) expense:
Loss on sale of business	—	—	—	3.8	—	3.8
Loss on early extinguishment of debt	—	—	91.0	10.4	—	101.4
Net interest expense	—	(0.3)	60.6	13.9	—	74.2
Other expense	—	—	—	3.2	—	3.2
Income (loss) from continuing operations before income taxes	57.8	64.6	64.0	268.9	(345.0)	110.3
Provision for income taxes	(0.4)	—	—	52.5	—	52.1
Net income (loss) from continuing operations	58.2	64.6	64.0	216.4	(345.0)	58.2
Income from discontinued operations, net of tax	—	—	—	219.8	—	219.8
Gain from sale of discontinued operations, net of tax	—	—	—	198.9	—	198.9
Earnings (loss) from discontinued operations of investment in subsidiaries	418.7	418.7	418.7	—	(1,256.1)	—
Net income (loss)	$476.9	$483.3	$482.7	$635.1	$(1,601.1)	$476.9
Comprehensive income (loss), net of tax
Net income (loss)	$476.9	$483.3	$482.7	$635.1	$(1,601.1)	$476.9
Changes in cumulative translation adjustment	502.8	502.8	502.8	502.8	(1,508.4)	502.8
Changes in market value of derivative financial instruments, net of tax	(2.3)	(2.3)	(2.3)	(2.3)	6.9	(2.3)
Comprehensive income (loss)	$977.4	$983.8	$983.2	$1,135.6	$(3,102.6)	$977.4

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$356.3	$481.8	$464.4	$660.3	$(1,601.0)	$361.8
Investing activities
Capital expenditures	—	—	—	(25.4)	—	(25.4)
Proceeds from sale of property and equipment	—	—	—	3.2	—	3.2
Proceeds from sale of businesses, net	—	—	2,765.6	(1.6)	—	2,764.0
Acquisitions, net of cash acquired	—	—	—	(45.9)	—	(45.9)
Net intercompany loan activity	—	—	119.4	136.0	(255.4)	—
Net cash provided by (used for) investing activities of continuing operations	—	—	2,885.0	66.3	(255.4)	2,695.9
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(41.3)	—	(41.3)
Net cash provided by (used for) investing activities	—	—	2,885.0	25.0	(255.4)	2,654.6
Financing activities
Net repayments of short-term borrowings	—	—	—	(0.8)	—	(0.8)
Net repayments of commercial paper and revolving long-term debt	—	—	(832.7)	(9.6)	—	(842.3)
Repayments of long-term debt	—	—	(1,917.8)	(91.5)	—	(2,009.3)
Premium paid on early extinguishment of debt	—	—	(86.0)	(8.9)	—	(94.9)
Net change in advances to subsidiaries	(101.6)	(481.8)	(579.3)	(693.7)	1,856.4	—
Shares issued to employees, net of shares withheld	34.3	—	—	—	—	34.3
Repurchases of ordinary shares	(100.0)	—	—	—	—	(100.0)
Dividends paid	(188.9)	—	—	—	—	(188.9)
Net cash provided by (used for) financing activities	(356.2)	(481.8)	(3,415.8)	(804.5)	1,856.4	(3,201.9)
Change in cash held for sale	—	—	—	(5.6)	—	(5.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	66.7	(11.2)	—	55.5
Change in cash and cash equivalents	0.1	—	0.3	(136.0)	—	(135.6)
Cash and cash equivalents, beginning of period	—	—	—	216.9	—	216.9
Cash and cash equivalents, end of period	$0.1	$—	$0.3	$80.9	$—	$81.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The terms “us,” “we” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of three reporting segments: Aquatic Systems, Filtration Solutions and Flow Technologies. For the first nine months of 2018, the Aquatic Systems, Filtration Solutions and Flow Technologies segments represented approximately 34%, 34% and 32% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2017 and the first nine months of 2018 and will likely impact our results in the future:

•
During 2017 and the first nine months of 2018, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigned our business in contemplation of the Separation and Distribution of nVent. We expect these actions will contribute to margin growth in 2018 and 2019.

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

In 2018, our operating objectives include the following:

•	Executing the nVent spin-off and focusing on one industry-leading pure-play Water company;

•	Driving operating excellence through our Pentair Integrated Management System (“PIMS”) initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2018 and 2017 were as follows:

	Three months ended
In millions	September 30, 2018	September 30, 2017	$ Change	% / Point Change
Net sales	$711.4	$687.6	$23.8	3.5%
Cost of goods sold	467.6	451.1	16.5	3.7%
Gross profit	243.8	236.5	7.3	3.1%
% of net sales	34.3%	34.4%		(0.1	) pts

Selling, general and administrative	116.3	116.8	(0.5)	(0.4)%
% of net sales	16.3%	17.0%		(0.7	) pts
Research and development	19.1	17.9	1.2	6.7%
% of net sales	2.7%	2.6%		0.1	pts

Operating income	108.4	101.8	6.6	6.5%
% of net sales	15.2%	14.8%		0.4	pts

Loss on sale of business	0.2	3.8	(3.6)	(94.7)%
Other expense	2.1	1.1	1.0	90.9%
Net interest expense	4.3	13.9	(9.6)	(69.1)%

Income from continuing operations before income taxes	101.8	83.0	18.8	22.7%
Provision for income taxes	10.6	34.1	(23.5)	(68.9)%
Effective tax rate	10.4%	41.1%		(30.7	) pts

The consolidated results of operations for the nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Nine months ended
In millions	September 30, 2018	September 30, 2017	$ Change	% / Point Change
Net sales	$2,224.6	$2,124.9	$99.7	4.7%
Cost of goods sold	1,444.9	1,391.1	53.8	3.9%
Gross profit	779.7	733.8	45.9	6.3%
% of net sales	35.0%	34.5%		0.5	pts

Selling, general and administrative	399.0	386.2	12.8	3.3%
% of net sales	17.9%	18.2%		(0.3	) pts
Research and development	57.0	54.7	2.3	4.2%
% of net sales	2.6%	2.6%		—

Operating income	323.7	292.9	30.8	10.5%
% of net sales	14.6%	13.8%		0.8	pts

Loss on sale of business	6.4	3.8	2.6	68.4%
Loss on early extinguishment of debt	17.1	101.4	(84.3)	(83.1)%
Other (income) expense	(1.7)	3.2	(4.9)	(153.1)%
Net interest expense	27.9	74.2	(46.3)	(62.4)%

Income from continuing operations before income taxes	274.0	110.3	163.7	148.4%
Provision for income taxes	46.5	52.1	(5.6)	(10.7)%
Effective tax rate	17.0%	47.2%		(30.2	) pts

Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	over the prior year period	over the prior year period
Volume	5.4%	3.6%
Price	1.0	0.9
Core growth	6.4	4.5
Acquisition (divestiture)	(1.9)	(1.0)
Currency	(1.0)	1.2
Total	3.5%	4.7%
The 3.5 and 4.7 percentage point increases in net sales in the third quarter and first nine months, respectively, of 2018 from 2017 were primarily driven by:

•	increased sales volume in our residential, commercial and industrial businesses; and

•	favorable foreign currency effects for the nine months ended September 30, 2018.
These increases were partially offset by:

•	sales declines due to the sale of certain businesses in the first nine months of 2018.

Gross profit
The 0.1 percentage point decrease in gross profit as a percentage of sales in the third quarter of 2018 from 2017 was primarily driven by:

•	inflationary increases related to certain raw materials.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable mix as a result of a 12.3 percent core growth increase in the higher margin Aquatic Systems segment.
The 0.5 percentage point increase in gross profit as a percentage of sales in the first nine months of 2018 from 2017 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	favorable mix as a result of a 9.7 percent core growth increase in the higher margin Aquatic Systems segment; and

•	higher contribution margin as a result of savings generated from our PIMS initiatives including lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Selling, general and administrative (“SG&A”)
The 0.7 and 0.3 percentage point decreases in SG&A expense as a percentage of sales in the third quarter and first nine months, respectively of 2018 from 2017, were primarily driven by:

•	savings generated from restructuring and other lean initiatives.
These decreases were partially offset by:

•
restructuring costs of $3.5 million and $34.1 million in the third quarter and first nine months of 2018, respectively, compared to $1.4 million and $18.9 million, respectively in the third quarter and first nine months of 2017, respectively;

•	increased investment in sales and marketing to drive growth; and

•
the reversal of a $13.3 million indemnification liability in the first quarter of 2017 related to our 2012 transaction with Tyco (now known as Johnson Controls International plc) that did not recur in 2018.

Net interest expense
The 69.1 and 62.4 percent decreases in net interest expense in the third quarter and first nine months, respectively, of 2018 from 2017 were primarily driven by:

•
the impact of lower debt levels during the third quarter and first nine months of 2018, compared to the comparable periods in 2017. In June 2018, the proceeds from the Separation were utilized to repay the remaining $255.3 million aggregate principal amount of our 2.9% fixed rate senior notes due 2018 and for the early extinguishment of €363.4 million aggregate principal amount of our 2.45% senior notes due 2019.

These decreases were partially offset by:

•	increased overall interest rates in effect on our outstanding variable rate debt during the third quarter and first nine months of 2018, compared to the third quarter and first nine months of 2017.

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
Provision for income taxes
The 30.7 and 30.2 percentage point decreases in the effective tax rate in the third quarter and first nine months, respectively, of 2018 from 2017 were primarily driven by:
•the favorable impact of discrete items that occurred during the first nine months of 2018 compared to 2017;
•the tax impact and timing of losses incurred during the first nine months of 2018 compared to 2017;
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
Aquatic Systems
The net sales and segment income for Aquatic Systems were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2018	September 30, 2017	% / Point Change		September 30, 2018	September 30, 2017	% / Point Change
Net sales	$232.7	$211.8	9.9%		$749.3	$688.0	8.9%
Segment income	59.9	53.1	12.8%		199.5	182.9	9.1%
% of net sales	25.7%	25.1%	0.6	pts	26.6%	26.6%	—
Net sales
The components of the change in Aquatic Systems net sales from the prior period were as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	over the prior year period	over the prior year period
Volume	10.5%	8.2%
Price	1.8	1.5
Core growth	12.3	9.7
Acquisition (divestiture)	(1.9)	(1.0)
Currency	(0.5)	0.2
Total	9.9%	8.9%
The 9.9 and 8.9 percent increases in net sales for Aquatic Systems in the third quarter and first nine months, respectively, of 2018 from 2017 were primarily driven by:

•	sales growth primarily as a result of increased volumes in the U.S and in our residential and commercial businesses; and

•	selective increases in selling prices.

These increases were partially offset by:

•	sales declines due to sale of certain businesses in the first nine months of 2018.
Segment income
The components of the change in Aquatic Systems segment income from the prior period were as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	over the prior year period		over the prior year period
Growth	2.4	pts	1.8	pts
Inflation	(3.7)		(2.8)
Productivity/Price	1.9		1.0
Total	0.6	pts	—

The 0.6 point increase in segment income for Aquatic Systems as a percentage of net sales in the third quarter of 2018 from 2017 was primarily driven by:

•	sales growth, primarily as a result of increased volumes in the U.S residential and commercial businesses, resulted in increased leverage on operating expenses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Segment income for Aquatic Systems as a percentage of net sales was flat in the first nine months of 2018 from 2017, primarily driven by:

•	inflationary increases related to labor costs and certain raw materials; and

•	sales growth, primarily as a result of increased volumes in the U.S residential and commercial businesses, resulted in increased leverage on operating expenses.
Filtration Solutions
The net sales and segment income for Filtration Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2018	September 30, 2017	% / Point Change		September 30, 2018	September 30, 2017	% / Point Change
Net sales	$240.4	$242.4	(0.8)%		$754.1	$737.0	2.3%
Segment income	38.4	40.4	(5.0)%		124.4	113.4	9.7%
% of net sales	16.0%	16.7%	(0.7	) pts	16.5%	15.4%	1.1	pts

Net sales
The components of the change in Filtration Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	over the prior year period	over the prior year period
Volume	2.1%	0.6%
Price	0.2	0.4
Core growth	2.3	1.0
Acquisition (divestiture)	(1.7)	(1.0)
Currency	(1.4)	2.3
Total	(0.8)%	2.3%
The 0.8 percent decrease in net sales for Filtration Solutions in the third quarter of 2018 from 2017 was primarily driven by:

•	decreased sales volume in our residential businesses;

•	sales declines due to sale of certain businesses in the first nine months of 2018; and

•	unfavorable foreign currency effects.
This decrease was partially offset by:

•	increased sales volume in our residential and commercial businesses in North America; and

•	selective increases in selling prices to mitigate inflationary cost increases.
The 2.3 percent increase in net sales for Filtration Solutions in the first nine months of 2018 from 2017 was primarily driven by:

•	favorable foreign currency effects;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales volume in our industrial and commercial businesses.
This increase was partially offset by:

•	decreased sales volume in our residential business.
Segment income
The components of the change in Filtration Solutions segment income from the prior period were as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	over the prior year period		over the prior year period
Growth	3.1	pts	2.0	pts
Inflation	(3.3)		(2.4)
Productivity/Price	(0.5)		1.5
Total	(0.7	) pts	1.1	pts

The 0.7 percentage point decrease in segment income for Filtration Solutions as a percentage of net sales in the third quarter of 2018 from 2017 was primarily driven by:

•	inflationary increases related to labor costs and certain raw materials.
This decrease was partially offset by:

•	higher sales volume in our commercial business.

The 1.1 percentage point increase in segment income for Filtration Solutions as a percentage of net sales in the first nine months of 2018 from 2017 was primarily driven by:

•	higher sales volume in our industrial and commercial businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
The increase was partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Flow Technologies
The net sales and segment income for Flow Technologies were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2018	September 30, 2017	% / Point Change		September 30, 2018	September 30, 2017	% / Point Change
Net sales	$238.0	$233.0	2.1%		$720.2	$698.8	3.1%
Segment income	36.6	39.3	(6.9)%		119.7	112.7	6.2%
% of net sales	15.4%	16.9%	(1.5	) pts	16.6%	16.1%	0.5	pts
Net sales
The components of the change in Flow Technologies net sales from the prior period were as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	over the prior year period	over the prior year period
Volume	4.2%	2.0%
Price	1.1	0.9
Core growth	5.3	2.9
Acquisition (divestiture)	(2.2)	(1.1)
Currency	(1.0)	1.3
Total	2.1%	3.1%
The 2.1 and 3.1 percent increases in net sales for Flow Technologies in the third quarter and first nine months, respectively, of 2018 from 2017 were primarily driven by:

•	higher sales volume in our commercial and residential business; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	sales declines due to sale of certain businesses in the first nine months of 2018.

Segment income
The components of the change in Flow Technologies segment income from the prior period were as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	over the prior year period		over the prior year period
Growth	(0.1	) pts	0.4	pts
Inflation	(3.2)		(2.5)
Productivity/Price	1.8		2.6
Total	(1.5	) pts	0.5	pts

The 1.5 percentage point decrease in segment income for Flow Technologies as a percentage of net sales in the third quarter of 2018 from 2017 was primarily driven by:

•	inflationary increases related to labor costs and certain raw materials.
The decrease was partially offset by:

•	higher sales volume in our residential and commercial businesses, which resulted in increased leverage on operating expenses; and

•	cost control and savings generated from lean initiatives.
The 0.5 percentage point increase in segment income for Flow Technologies as a percentage of net sales in the first nine months of 2018 from 2017 was primarily driven by:

•	higher sales volume in our residential and commercial businesses, which resulted in increased leverage on operating expenses; and

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
The increase was partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
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

Operating activities
Cash provided by operating activities of continuing operations was $299.2 million in the first nine months of 2018, compared to $147.6 million in the same period of 2017.
The $299.2 million in net cash provided by operating activities of continuing operations in the first nine months of 2018 primarily reflects net income from continuing operations of $308.5 million, net of non-cash depreciation and amortization and the loss on early extinguishment of debt, offset by a negative impact of $31.6 million as a result of changes in net working capital.

The $147.6 million in net cash provided by operating activities of continuing operations in the first nine months of 2017 primarily reflects $225.2 million of net income from continuing operations, net of non-cash depreciation and amortization and the loss on early extinguishment of debt, offset by a negative impact of $94.6 million as a result of changes in net working capital.
Investing activities
Cash used for investing activities of continuing operations was $47.9 million in the first nine months of 2018, compared to $2,695.9 million of cash provided by investing activities of continuing operation in the same period of 2017. Net cash used for investing activities of continuing operations in the first nine months of 2018 primarily reflects capital expenditures of $33.8 million, cash paid for the settlement of a working capital adjustment related to the sale of the Valves & Controls business and cash paid for acquisitions of $0.9 million. Net cash provided by investing activities of continuing operations in the first nine months of 2017 primarily reflects cash received from the sale of the Valves & Controls business, offset by capital expenditures of $25.4 million and acquisitions, net of cash acquired, of $45.9 million.
Financing activities
Net cash used for financing activities was $268.4 million in the first nine months of 2018, compared with $3,201.9 million in the prior year period. As further described below, during the first nine months of 2018, we utilized the $993.6 million of cash distributed from the Separation to repay commercial paper and revolving long term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $400.0 million of shares during the first nine months of 2018.

Net cash used for financing activities in the first nine months 2017 primarily relates to the utilization of the proceeds from the sale of the Valves & Controls business to repay our commercial paper and revolving long term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $100 million of shares during the first nine months of 2017.

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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $99.0 million of commercial paper outstanding as of September 30, 2018 and $34.0 million as of December 31, 2017, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of its consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 30, 2018, we were in compliance with all financial covenants in our debt agreements.

Total availability under the Senior Credit Facility was $691.6 million as of September 30, 2018.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at September 30, 2018. Borrowings under these credit facilities bear interest at variable rates.
In June 2018, we used the $993.6 million of cash received from nVent as a result of the Distribution to pay down commercial paper and revolving credit facilities, redeem the remaining $255.3 million aggregate principal of our 2.9% fixed rate senior notes due 2018, and we completed a cash tender offer in the amount of €363.4 million aggregate principal of our 2.45% senior notes due 2019. All costs associated with the repurchases of debt were recorded as a Loss on the early extinguishment of debt in the Condensed Consolidated Statements of Operations and Comprehensive Income, including $16.0 million premium paid on early extinguishment and $1.1 million of unamortized deferred financing costs.
As of September 30, 2018, we have $42.6 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion (the “2014 Authorization”). On May 8, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”), replacing the 2014 Authorization. The 2018 Authorization expires on May 31, 2021. During the nine months ended September 30, 2018, we repurchased 7.8 million of our shares for $400.0 million, of which 2.2 million shares, or $150.0 million, and 5.6 million shares, or $250.0 million, were repurchased pursuant to the 2014 and 2018 Authorizations, respectively. As of September 30, 2018, we had $500.0 million available for share repurchases under the 2018 Authorization.
Dividends payable
On September 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.175, which reflects an adjustment for the Distribution, payable on November 2, 2018 to shareholders of record at the close of business on October 19, 2018. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.4 million and $63.1 million at September 30, 2018 and December 31, 2017, respectively.
We paid dividends in the first nine months of 2018 of $156.7 million, or $0.875 per ordinary share, compared with $188.9 million, or $1.035 per ordinary share, in the prior year period.

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

	Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$—	$410.5	$74.0	$103.8	$88.3	$108.4	$19.3	$804.3
Interest obligations on fixed-rate debt	$5.9	$22.0	$11.5	$6.3	$3.7	$0.9	$1.8	$52.1
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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2018	September 30, 2017
Net cash provided by (used for) operating activities of continuing operations	$299.2	$147.6
Capital expenditures of continuing operations	(33.8)	(25.4)
Proceeds from sale of property and equipment of continuing operations	(0.4)	3.2
Free cash flow from continuing operations	$265.0	$125.4
Net cash provided by (used for) operating activities of discontinued operations	(14.6)	214.2
Capital expenditures of discontinued operations	(7.4)	(31.9)
Proceeds from sale of property and equipment of discontinued operations	2.3	4.2
Free cash flow	$245.3	$311.9
NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.
CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2017 Annual Report on Form 10-K, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Significant changes to our critical accounting estimates as a result of adopting ASC 606 are discussed below.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2018. For additional information, refer to Item 7A of our 2017 Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2018, there were approximately 600 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of September 30, 2018, our recorded reserves for environmental matters were not material. We do not anticipate our remaining environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2018:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 28	30,835	$33.29	—	$600,000,070
July 29 - August 25	2,286,887	$43.71	2,286,887	$500,000,101
August 26 - September 30	10,460	$35.94	—	$500,000,101
Total	2,328,182		2,286,887

(a)
The purchases in this column include 30,835 shares for the period July 1 - July 28, 0 shares for the period July 29 - August 25 and 10,460 shares for the period August 26 - September 30 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

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

(d)
In December 2014, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. On May 8, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million, replacing the 2014 authorization. The 2018 authorization expires on May 31, 2021. We have $500.0 million remaining availability for repurchases under the 2018 authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2018

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2018.

Pentair plc
Registrant

By	/s/ Mark C. Borin
Mark C. Borin
Executive Vice President and Chief Financial Officer

By	/s/ Ademir Sarcevic
Ademir Sarcevic
Senior Vice President and Chief Accounting Officer