Form 10-K
period 2018-12-31
PENTAIR plc
filed 2019-02-19
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-11625
Pentair plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1141328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

Regal House, 70 London Road, Twickenham, London, TW13QS United Kingdom
(Address of principal executive offices)
Registrant’s telephone number, including area code: 44-74-9421-6154
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $42.08 per share as reported on the New York Stock Exchange on June 29, 2018 (the last business day of Registrant’s most recently completed second quarter): $6,703,824,353.
The number of shares outstanding of Registrant’s only class of common stock on December 31, 2018 was 171,363,615.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant’s definitive proxy statement for its annual general meeting to be held on May 7, 2019, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2018

PART I

ITEM 1.    BUSINESS
GENERAL
At Pentair plc, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water. Whether it’s improving, moving or enjoying water, we help manage the world’s most precious resource. Smart, Sustainable Water Solutions. For Life.

Pentair plc is comprised of three reportable business segments: Aquatic Systems, Filtration Solutions and Flow Technologies. See below for further discussion of each of these segments.
Pentair strategy
Our vision is to be the leading residential and commercial water treatment company. As a pure play water company, we are:

•	Focused on strategies to advance pool growth and accelerate residential and commercial water treatment;

•	Accelerated by innovation and digital transformation; and

•	Grounded in Win Right values and utilizing the Pentair Integrated Management System (“PIMS”) consisting of lean enterprise, growth and talent management to drive sustained and consistent performance.
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
HISTORY AND DEVELOPMENT
On April 28, 2017, we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion in cash. The sale resulted in a gain of $181.1 million, net of tax. The results of the Valves & Controls business have been presented as discontinued operations. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.

On April 30, 2018, Pentair completed the separation of its Electrical business from the rest of Pentair (the “Separation”) by means of a dividend in specie of the Electrical business, which was effected by the transfer of the Electrical business from Pentair to nVent Electric plc (“nVent”) and the issuance by nVent of ordinary shares directly to Pentair shareholders (the “Distribution”). On May 1, 2018, following the Separation and Distribution, nVent became an independent publicly traded company, trading on the New York Stock Exchange under the symbol “NVT.” The Company did not retain any equity interest in nVent. nVent’s historical financial results are reflected in the Company’s consolidated financial statements as a discontinued operation. Refer to Note 2 for further discussion.
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
Our registered principal office is located at Regal House, 70 London Road, Twickenham, London, TW13QS United Kingdom. Our management office in the United States (“U.S.”) is located at 5500 Wayzata Boulevard, Suite 900, Minneapolis, Minnesota.

BUSINESS AND PRODUCTS
The following is a brief description of each of the Company’s reportable segments and business activities.
Aquatic Systems
The Aquatic Systems segment manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our Aquatic Systems products include residential and commercial pool maintenance, pool repair, renovation, service and construction and aquaculture solutions.
Brand names for Aquatic Systems include Kreepy Krauly, Pentair, Pentair Aquatic Eco-Systems, and Sta-Rite.
Customers
Aquatic Systems customers include businesses engaged in wholesale and retail distribution in the residential & commercial verticals. Customers in the residential & commercial verticals also include end-users and consumers. Pentair’s verticals include residential, commercial, and industrial businesses.

One customer of the Aquatic Systems segment, Pool Corporation, represented approximately 15% of our consolidated net sales in 2018.
Seasonality
We experience seasonal demand with several end customers and end-users within Aquatic Systems. End-user demand for pool equipment follows warm weather trends and is at season highs from April to August. The magnitude of the sales increase is mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts).
Competition
Aquatic Systems faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition focuses on brand names, product performance (including energy-efficient offerings and required specifications), quality, service and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also provide us a competitive advantage.
Filtration Solutions
The Filtration Solutions segment designs, manufactures, markets and services innovative water solutions to meet filtration and separation challenges across residential, commercial, food & beverage and industrial applications.
Filtration Solutions offers a comprehensive product suite of components and systems that ranges from point-of-entry and point-of-use filtration, valves and automated controls for residential and commercial applications as well as advanced filtration, oil & gas separation, membrane technology, and energy recovery for food & beverage and industrial applications. Our equipment and solutions are found in water purification and sanitation systems, foodservice operations, food & beverage processing plants and in other applications across the globe.
The portfolio of products serves a range of industries, including use in the commercial, residential and industrial verticals. Brand names for Filtration Solutions offerings include Codeline, Everpure, Haffmans, Südmo and X-Flow.
Customers
Filtration Solutions customers include businesses engaged in wholesale and retail distribution in the residential, commercial, food & beverage and industrial verticals. Customers in the residential and commercial vertical also include end-users, consumers and original equipment manufacturers.
Seasonality
We experience seasonal demand with several end customers and end-users within Filtration Solutions. End-user demand for water filtration products generally follows warm weather trends and is at seasonal highs from April to July.
Competition
Filtration Solutions faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition focuses on brand names, product performance (including required specification), quality and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also provide us a competitive advantage.

Flow Technologies
The Flow Technologies segment manufactures and sells products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps while serving the global residential, commercial and industrial markets. These pumps are used in a range of applications, including residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, fluid delivery, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray.
Brand names for Flow Technologies include Aurora, Berkeley, Fairbanks-Nijhuis, Hydromatic, Hypro, Jung Pumpen, Pentair, Myers, Sta-Rite, and Shurflo.
Customers
Flow Technologies customers include businesses engaged in wholesale and retail distribution in the residential & commercial, food & beverage and industrial verticals. Customers also include end-users and consumers in the residential & commercial vertical.
Seasonality
We experience increased demand for residential water supply, infrastructure and agricultural products following warm weather trends, which are at season highs from April to August. The magnitude of the sales increase is mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts.
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

INFORMATION REGARDING ALL REPORTABLE SEGMENTS
Backlog of orders by segment

	December 31
In millions	2018	2017	$ change	% change
Aquatic Systems	$80.3	$110.1	$(29.8)	(27.1)%
Filtration Solutions	96.2	145.7	(49.5)	(34.0)%
Flow Technologies	156.0	151.1	4.9	3.2%
Total	$332.5	$406.9	$(74.4)	(18.3)%
A substantial portion of our revenues result from orders received and products delivered in the same month. Our backlog typically has a short manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. However, a portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog at December 31, 2018 will be shipped in 2019.
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
Employees
As of December 31, 2018, we employed approximately 10,000 people worldwide.
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
Available information
We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (http://www.pentair.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of or incorporating it by reference into, this Annual Report on Form 10-K.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial, commercial, and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our businesses and the businesses of our customers include the overall strength of the economy and our customers’ confidence in the economy, industrial and governmental capital spending, the strength of the residential and commercial real estate markets, the residential housing market, the commercial business climate, unemployment rates, availability of consumer and commercial financing, interest rates, and energy and commodity prices. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies and lower cost manufacturers. We compete based on technical expertise, intellectual property, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms, service offerings, customer experience and service, and price. Some of our competitors, in particular smaller companies, attempt to compete based primarily on price, localized expertise and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns average selling prices tend to decrease as market participants compete more aggressively on price. If we are unable to continue to differentiate our products, services and solutions, or if we are forced to cut prices or to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Volatility in currency exchange rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2018 accounted for 37% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.
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
Our business strategy includes acquiring businesses and making investments that complement our existing businesses. We continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and service offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Any acquisitions that we complete may not be successful. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including:

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

It may be difficult for us to integrate acquired operations, including those from our recent acquisitions of Aquion, Inc. and Pelican Water Systems, efficiently into our business operations. Any acquisitions or investments may not be successful and may ultimately result in impairment charges and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not achieve some or all of the expected benefits of our business initiatives.
During 2018, 2017 and 2016, we initiated and continued execution of certain business initiatives aimed at reducing our fixed cost structure and realigning our business. As a result, we have incurred substantial expense, including restructuring charges. We may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political, regulatory, economic, trade, and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2018 accounted for 37% of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the U.S.;

•	the imposition of tariffs, exchange controls or other trade restrictions;

•	changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;

•	the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;

•	the difficulty of communicating and monitoring standards and directives across our global facilities;

•	trade protection measures and import or export licensing requirements and restrictions;

•	the possibility of terrorist action affecting us or our operations;

•	the threat of nationalization and expropriation;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	limitations on repatriation of earnings;

•	the difficulty of protecting intellectual property in non-U.S. countries; and

•	changes in and required compliance with a variety of non-U.S. laws and regulations.

In 2016, the United Kingdom voted in a referendum to exit the European Union (“Brexit”), which resulted in significant currency exchange rate fluctuations and volatility. Negotiations continue to determine the terms of Brexit. Given the lack of comparable precedent and the status of the negotiations, the implications of Brexit, or how such implications might affect our company, continue to remain unclear at this time. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty.
Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
Changes in U.S. or foreign government administrative policy, including changes to existing trade agreements, could have a material adverse effect on us.
As a result of changes to U.S. or foreign government administrative policy, there may be changes to existing trade agreements, like the North American Free Trade Agreement (“NAFTA”) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”) which is still subject to approval by the U.S., Mexico and Canada, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Mexico, China, or other U.S. trading countries where we have operations or manufacture or sell products, among other possible changes. If the USMCA is ratified by all three countries, many of its provisions will not take effect until 2020. While the USMCA is somewhat similar to NAFTA, it contains several new compliance obligations addressing such issues as rules of origin, labor standard, certificate of origin documentation and de minimis thresholds, as well as new policies on labor and environmental standards, intellectual property protections and some digital trade provisions. We are currently analyzing the expected impact of the USMCA. While certain aspects of the USMCA are expected to be positive, others, including potentially higher regulatory compliance costs, may have an adverse impact on our business. It remains unclear what the U.S.

administration or foreign governments, including China, will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, including NAFTA and USMCA, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may experience cost and other inflation.
In the past, we have experienced material cost and other inflation in a number of our businesses. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs including wages, pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impacts of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Intellectual property challenges may hinder our ability to develop, engineer and market our products.
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Over the past few years, we have noticed an increasing tendency for participants in our markets to use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring, enforcing and defending our intellectual property rights and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2018 our goodwill and intangible assets were $2,349 million and represented 62% of our total assets. Declines in fair market value could result in future goodwill and intangible asset impairment charges.

A loss of, or material cancellation, reduction, or delay in purchases by, one or more of our largest customers could harm our business.
Our net sales to our largest customer represented approximately 15% of our consolidated net sales in 2018. While we do not have any other customers that accounted for 10% or more of our consolidated net sales in 2018, we have other customers that are key to the success of our business. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Our customers also may be impacted by economic conditions in the industries of those customers, which could result in reduced demand for our products. We cannot provide assurance that we will be able to retain our largest customers. In addition, some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material cancellation, reduction, or delay in purchases by these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
A material disruption at any of our manufacturing facilities could cause us to be unable to meet customer demands or increase our costs.
If operations at any of our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders and otherwise meet customer demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Seasonality of sales and weather conditions could have a material adverse effect on our financial results.
We experience seasonal demand with end-customers and end-users within each of our business segments. Demand for pool equipment in the Aquatic Systems segment, water filtration products in the Filtration Solutions segment, and residential water supply, infrastructure and agricultural products in the Flow Technologies segment follows warm weather trends and is at seasonal highs from April to August. While we attempt to mitigate the magnitude of the sales spike in the Aquatic Systems and Flow Technologies segments by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts), we cannot provide any assurance that such programs will be successful. In addition, seasonal effects in the Flow Technologies segment may vary from year to year and be impacted by weather patterns, particularly by temperature, heavy flooding and droughts.
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
We may increase our debt or raise additional capital or our credit ratings may be downgraded in the future, which could affect our financial condition, and may decrease our profitability.
As of December 31, 2018, we had $788 million of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets may become restricted. Additionally, our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded.
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
We cannot predict the prices at which our shares may trade. The market price of our shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates or guidance by us or securities analysts or our ability to meet those estimates or guidance;

•	the operating and share price performance of other comparable companies;

•	investor perception of us;

•	overall market fluctuations;

•	results from any material litigation, government investigations or environmental liabilities;

•	natural or other environmental disasters;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.
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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials, substantially all of which relate to our discontinued operations. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between several dozen to more than a hundred corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of December 31, 2018, there were approximately 600 claims pending against our subsidiaries, substantially all of which relate to our discontinued operations. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.
We are exposed to certain regulatory and financial risks related to climate change.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and/or the Paris Accord, and these and other existing international initiatives or those under consideration could affect our international operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. It is uncertain what laws will be enacted and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.
Increased information technology security threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. As our business increasingly interfaces with employees, customers, dealers and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. The secure operation of these information technology systems and networks is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats may increase our costs. We have experienced data breaches, and, although we have determined such data breaches to be immaterial and such data breaches have not had a material adverse effect on our financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed in the theft of assets, exporting sensitive data or financial information or controlling sensitive systems or networks, it could expose us and our employees, customers, dealers and suppliers to the theft of assets, misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, and production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.
Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.
We collect and store data that is sensitive to Pentair and its employees, customers, dealers and suppliers. A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many foreign data privacy regulations, including the General Data Protection Regulation (“GDPR”), which became effective in the European Union in 2018, are more stringent than those in the United States. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems. In the case of non-compliance these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a breach of privacy, we may be required to make notifications under data privacy regulations. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
We may be negatively impacted by litigation and other claims.
We are currently, and may in the future, become subject to litigation and other claims. These legal proceedings are typically claims that relate to the conduct of our business and include, without limitation, claims relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, environmental, safety and health matters, product liability, the use or installation of our products, consumer matters, and employment and labor matters. The outcome of such legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us. We also may not have insurance that covers such claims. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on acceptable terms and this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims. Further, some of our business involves the sale of our products to customers that are constructing large and complex systems, facilities or other capital projects and while we generally try to limit our exposure liquidated damages, consequential damages and other damages in the contracts for these projects, we could be exposed to significant monetary damages and other liabilities in connection with the sale of our products for these projects for a variety of reasons. Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

Risks Relating to the Separation of nVent Electric plc by Spin-off
We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.
On April 30, 2018, we completed the separation of our Electrical business through the spin-off nVent Electric plc to our shareholders. Following the spin-off, we are a smaller and less diversified company with a narrower business focus and, as a result, we may be more vulnerable to changing market conditions. Although we believe that the spin-off of nVent Electric plc will provide financial, operational, managerial and other benefits to us and our shareholders, the spin-off may not provide the results on the scope or on the scale we anticipate, and we may not realize any or all of the intended benefits. In addition, we have and will continue to incur one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating as independent, publicly-traded companies that the two businesses are no longer able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits or if our costs exceed our estimates, we could suffer a material adverse effect on the business, financial condition, results of operations, cash flows and trading prices.
The spin-off transaction could result in substantial tax liability to us and our shareholders if the spin-off does not qualify as a tax-free transaction.
The spin-off was conditioned on our receipt of opinions of tax advisors and tax rulings from taxing authorities. However, these tax opinions will not be binding on taxing authorities. Accordingly, taxing authorities or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in such opinions. Moreover, such opinions were based on certain statements and representations made by us, which, if incomplete or inaccurate in any material respect, could invalidate the opinions. If the spin-off and certain related transactions were determined to be taxable, we could be subject to a substantial tax liability that could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, if the spin-off were taxable, each holder of our ordinary shares who received shares of nVent Electric plc in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.
We may be exposed to claims and liabilities as a result of the spin-off.
In connection with the spin-off, we and nVent Electric plc entered into a separation and distribution agreement and various other agreements, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the performance of services by each company for the benefit of the other for a period of time after the spin-off and provide for specific indemnity and liability obligations. The indemnity rights we have against nVent under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to nVent may be significant and these risks could negatively affect our financial condition, results of operations and cash flows.
Risks Relating to Our Jurisdiction of Incorporation in Ireland and Tax Residency in the U.K.
We are subject to changes in law and other factors that may not allow us to maintain a worldwide effective corporate tax rate that is competitive in our industry.
While we believe that we should be able to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding tax policies of the jurisdictions where we operate. Also, the tax laws of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. These changes include the Tax Cuts and Jobs Act enacted in the U.S. in December 2017, which made significant changes to certain U.S. tax laws relevant to us, including limitations on the deductibility of certain interest expense and employee compensation, limitations on various other deductions and credits, the imposition of taxes in respect of certain cross-border payments or transfers, the imposition of taxes on certain earnings of non-U.S. entities on a current basis, and changes in the timing of the recognition of income or its character. These items and regulations and guidance implementing the Tax Cuts and Jobs Act could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods. In addition, legislative action could be taken by the U.S., the U.K., Ireland or the European Union which could override tax treaties or modify tax statutes or regulations upon which we expect to rely and adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting our ability as an Irish company to maintain tax residency in the U.K. and take advantage of the tax treaties among the U.S., the U.K. and Ireland, we could be subject to increased taxation, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.

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

Where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland, article 4(3) of the Double Tax Convention between Ireland and the U.K. (the “residence tie-breaker”) currently provides that the company shall be treated as resident only in one of those two jurisdictions if its place of effective management is situated in that jurisdiction.
The Organisation for Economic Co-operation and Development has proposed a number of measures relating to the tax treatment of multinationals, some of which are to be implemented by amending double tax treaties through a multilateral instrument (the “MLI”). The MLI has been signed and ratified by a number of countries, including Ireland and the U.K. The MLI allows signatories to opt into or out of certain changes: the effect for a given double tax convention depends on the options chosen by the two contracting states. Ireland and the U.K. have confirmed that they intend to change the residence tie-breaker so that a company will not cease being dual resident until there is a determination by the tax authorities of the two contracting states, instead of an objective application of the place of effective management test. The MLI has not yet entered into force effect in order to amend the residence tie-breaker.
Under Ireland’s domestic tax residency rules, Pentair should not be Irish resident until January 1, 2021 (provided that there is no change in ownership and no major change in the nature or conduct of the business of the company before that date, in which case the residence tie-breaker should apply from the date of the change of ownership). Accordingly, we do not expect the change to the residence tie-breaker to have effect until January 1, 2021 at the earliest.
It is possible that in the future, whether as a result of a change in law (including the entry into force and effect of the MLI) or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become, resident in a jurisdiction other than the U.K. If Pentair ceases to be resident in the U.K. and becomes resident in another jurisdiction, it may be subject to U.K. exit charges, and could become liable for additional tax charges in the other jurisdiction (including dividend withholding taxes or corporate income tax charges). If Pentair were to be treated as resident in more than one jurisdiction, it could be subject to taxation in multiple jurisdictions. If, for example, Pentair were considered to be a tax resident of Ireland, we could become liable for Irish corporation tax and any dividends paid by it could be subject to Irish dividend withholding tax.
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
Transfers of our ordinary shares effected by means of the transfer of book entry interests in the Depository Trust Company (“DTC”) will not be subject to Irish stamp duty. However, if you hold your ordinary shares directly rather than beneficially through DTC, any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1 percent of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee.
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
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €320,000 per lifetime in respect of taxable gifts or inheritances received from their parents for periods on or after October 10, 2018.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our principal office is located in leased premises in London, U.K., and our management office in the U.S. is located in leased premises in Minneapolis, Minnesota.
Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices. The following is a summary of our principal properties, including manufacturing, distribution, sales offices and service centers:

		No. of Facilities
	Location	Manufacturing	Distribution	Sales and Corporate Offices	Service Centers
Aquatic Systems	22 U.S. cities and 12 foreign countries	9	11	13	1
Filtration Solutions	14 U.S. cities and 40 foreign countries	19	9	26	—
Flow Technologies	15 U.S. cities and 35 foreign countries	20	12	8	10
Corporate	3 U.S. cities and 4 foreign countries	—	—	7	—
Total		48	32	54	11
We believe that our production facilities as well as the related machinery and equipment, are well maintained and suitable for their purpose and are adequate to support our businesses.
ITEM 3.  LEGAL PROCEEDINGS
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, environmental, safety and health matters, product liability, the use or installation of our products, consumer matters, and employment and labor matters.
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
Asbestos matters
Our subsidiaries and numerous other unaffiliated companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between several dozen to more than a hundred corporate defendants. Our historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, we cannot predict the extent to which we will be successful in resolving lawsuits in the future.
As of December 31, 2018, there were approximately 600 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2018, our recorded reserves for environmental matters were not material. We do not anticipate our remaining environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
John L. Stauch	54
President and Chief Executive Officer since 2018; Executive Vice President and Chief Financial Officer 2007 — 2018; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc., 2005 — 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc., 2004 — 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc., 2002 — 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., 2000 — 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1994 — 2000.

Kelly A. Baker	49
Executive Vice President and Chief Human Resources Officer since 2017; Chief Human Resources Officer of Patterson Companies, Inc. 2016 — 2017; Vice President of Human Resources, U.S. Retail Organization and Marketing Function of General Mills 2014 — 2016; Vice President of Human Resources, Corporate & Global Business Solutions of General Mills 2009 — 2014; Vice President of Diversity & Inclusion of General Mills 2005 — 2009; Various Human Resources leadership positions at General Mills 1995 — 2005.

Mark C. Borin	51
Executive Vice President and Chief Financial Officer since 2018; Senior Vice President and Chief Accounting Officer 2008 — 2018 and Treasurer 2015 — 2018; Partner in the audit practice of the public accounting firm KPMG LLP, 2000 — 2008; Various positions in the audit practice of KPMG LLP, 1989 — 2000.

Karl R. Frykman	58
Executive Vice President and Chief Operating Officer since 2018; Senior Vice President and President, Water segment 2017 — 2018; President, Water Quality Systems Global Business Unit, 2007 — 2016; President of Aquatic Systems’ National Pool Tile group, 1998— 2007; Vice President of Operations for American Products, 1995 — 1998; Vice President of Anthony Pools, 1990 — 1995; Vice President of Poolsaver, 1988 — 1990.

John H. Jacko	61
Executive Vice President and Chief Growth Officer since 2018; Senior Vice President and Chief Marketing Officer 2017 — 2018; Vice President and Chief Marketing Officer of Kennametal Corporation, 2007 — 2016; Senior Vice President and Chief Marketing Officer of Flowserve Corporation, 2002 — 2007; Vice President of Marketing and Customer Management of Flowserve Corporation, 2001 — 2002; Various business leadership positions of Honeywell Aerospace, 1995 — 2001.

Karla C. Robertson	48
Executive Vice President, General Counsel and Secretary since 2018; General Counsel, Pentair plc Water segment 2017 — 2018; Executive Vice President, General Counsel and Corporate Secretary of SUPERVALU Inc. 2013 — 2017; Vice President, Employment, Compensation and Benefits Law of SUPERVALU Inc. 2012 — 2013; Director, Employment Law of SUPERVALU Inc. 2011 — 2012; Senior Counsel, Employment Law of SUPERVALU Inc. 2009 — 2011; Senior Employee Relations Counsel of Target Corporation 2006 — 2008; Associate, Faegre & Benson LLP 2000 — 2005; Judicial Clerk, United States District Court for the Southern District of Iowa, 1998 — 2000

Philip M. Rolchigo, Ph.D.	57
Executive Vice President and Chief Technology Officer since 2017; Vice President of Engineering and Technology Innovation 2007 — 2017; Business Development Director of GE Global Research Center 2006 — 2007; Director of Technology of GE Water & Process Technologies 2003 — 2006; Chief Technology Officer of Osmonics 2000 — 2003; Vice President of Research & Development of Osmonics 1998 — 2000; Chief Technology Officer of Membrex 1988 — 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PNR.” As of December 31, 2018, there were 15,032 shareholders of record.
Pentair has paid 172 consecutive quarterly cash dividends, including most recently a dividend of $0.175 per share in the fourth quarter of 2018. In addition, the Board of Directors approved a plan to increase the dividend for 2019, which will mark the 43rd consecutive year we have increased dividends, as adjusted for the spin-off of nVent.
The timing, declaration and payment of future dividends to holders of our ordinary shares will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other relevant factors.
Share Performance Graph
The following information under the caption “Share Performance Graph” in this ITEM 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2013 and the reinvestment of all dividends since that date to December 31, 2018. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

	Base Period December	INDEXED RETURNS Years ended December 31
Company / Index	2013	2014	2015	2016	2017	2018
Pentair plc	$100	$86.84	$66.16	$76.74	$98.74	$80.12
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
S&P 500 Industrials Index	100	112.36	115.62	127.31	156.04	151.29

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2018:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 27	632	$41.29	—	$500,000,101
October 28 – November 24	809,872	39.90	625,162	473,603,480
November 25 – December 31	1,833,155	40.15	1,832,049	400,000,120
Total	2,643,659		2,457,211

(a)
The purchases in this column include 632 shares for the period October 1 – October 27, 184,710 shares for the period October 28 – November 24, and 1,106 shares for the period November 25 – December 31 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)
The average price paid in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted and performance shares.

(c)
The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to a maximum dollar limit authorized by the Board of Directors, discussed below.

(d)
On May 8, 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The 2018 authorization expires on May 31, 2021. We have $400.0 million remaining availability for repurchases under the 2018 authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the five years ended December 31, 2018.

	Years ended December 31
In millions, except per-share amounts	2018	2017	2016	2015	2014
Consolidated statements of operations and comprehensive income
Net sales	$2,965.1	$2,845.7	$2,780.6	$2,812.4	$2,942.1
Operating income	436.7	378.3	354.4	304.7	226.8
Net income from continuing operations attributable to Pentair	321.7	114.1	178.2	170.9	122.3
Per ordinary share
Basic
Earnings per ordinary share from continuing operations attributable to Pentair	$1.83	$0.63	$0.98	$0.95	$0.64
Weighted average ordinary shares	175.8	181.7	181.3	180.3	190.6
Diluted
Earnings per ordinary share from continuing operations attributable to Pentair	$1.81	$0.62	$0.97	$0.94	$0.63
Weighted average ordinary shares	177.3	183.7	183.1	182.6	193.7
Cash dividends declared and paid per ordinary share	$1.05	$1.38	$1.34	$1.28	$1.10
Cash dividends declared and unpaid per ordinary share	0.18	0.35	0.345	0.33	0.32
Consolidated balance sheets
Total assets	$3,806.5	$8,633.7	$11,534.8	$11,833.4	$10,643.8
Total debt	787.6	1,440.7	4,279.2	4,685.8	2,988.4
Total equity	1,836.1	5,037.8	4,254.4	4,008.8	4,663.8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include overall global economic and business conditions impacting our business, including the strength of housing and related markets; competition and pricing pressures in the markets we serve; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions, including the Aquion, Inc. (“Aquion”) and Pelican Water Systems (“Pelican”) acquisitions; the ability to achieve the benefits of our restructuring plans and cost reduction initiatives; risks associated with operating foreign businesses; the impact of material cost and other inflation; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; the ability to realize the anticipated benefits from the Separation (as defined below); and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a pure play water industrial manufacturing company comprised of three reporting segments: Aquatic Systems, Filtration Solutions and Flow Technologies. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2018, the Aquatic Systems, Filtration Solutions and Flow Technologies segments represented approximately 35%, 34% and 31% of total revenues, respectively.
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

On April 30, 2018, we completed the separation of our Electrical business from the rest of Pentair (the “Separation”) by means of a dividend in specie of the Electrical business, which was effected by the transfer of the Electrical business from Pentair to nVent and the issuance by nVent of nVent ordinary shares directly to Pentair shareholders (the “Distribution”). We did not retain an equity interest in nVent. The results of the Electrical business have been presented as discontinued operations for all periods presented. The Electrical business was previously disclosed as a stand-alone reporting segment.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2018 and 2017, and will likely impact our results in the future:

•
During 2018 and 2017, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigned our business in contemplation of the Separation and Distribution of nVent. We expect these actions will contribute to margin growth in 2019.

•
We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the U.S. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our core sales growth will likely be limited or may decline.

•
We have experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials, and we are uncertain as to the timing and impact of these market changes.

•
Proposed regulations as part of the Tax Cuts and Jobs Act, enacted in the U.S. in December 2017, may place limitations on the deductibility of certain interest expense for U.S. tax purposes. These proposed regulations could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods when enacted.

In 2019, our operating objectives include the following:

•	Accelerating PIMS, with specific focus on the area of commercial excellence and acquisition integrations;

•
Delivering our growth priorities through new products and global and market expansion, specifically in the areas of pool and residential and commercial water treatment especially through acquisitions and focus on China and Southeast Asia;

•	Optimizing our technological capabilities to increasingly generate innovative new products and advance digital transformation; and

•	Building a growth culture and delivering on our commitments while living our Win Right values.
In January 2019, as part of Filtration Solutions, we entered into definitive agreements to acquire Aquion and Pelican for $160.0 million and $120.0 million in cash, respectively, and subject to certain customary adjustments. We completed the Aquion acquisition on February 13, 2019 and the Pelican acquisition on February 12, 2019. Aquion offers a diverse line of water conditioners, water filters, drinking-water purifiers, ozone and ultraviolet disinfection systems, reverse osmosis systems and acid neutralizers for the residential and commercial water treatment industry. Pelican provides residential whole home water treatment systems.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2018	2017	2016	2018 vs 2017		2017 vs 2016
Net sales	$2,965.1	$2,845.7	$2,780.6	4.2%		2.3%
Cost of goods sold	1,917.4	1,858.2	1,821.5	3.2%		2.0%
Gross profit	1,047.7	987.5	959.1	6.1%		3.0%
% of net sales	35.3%	34.7%	34.5%	0.6	pts	0.2	pts

Selling, general and administrative	534.3	536.0	531.4	(0.3)%		0.9%
% of net sales	18.0%	18.8%	19.1%	(0.8	) pts	(0.3	) pts
Research and development	76.7	73.2	73.3	4.8%		(0.1)%
% of net sales	2.6%	2.6%	2.6%	—		—

Operating income	436.7	378.3	354.4	15.4%		6.7%
% of net sales	14.7%	13.3%	12.7%	1.4	pts	0.6	pts

Loss on sale of businesses	7.3	4.2	3.9	N.M.		7.7%
Loss on early extinguishment of debt	17.1	101.4	—	N.M.		N.M
Net interest expense	32.6	87.3	140.1	(62.7)%		(37.7)%
Other (income) expense	(0.1)	12.6	(10.5)	N.M.		N.M

Income from continuing operations before income taxes	379.8	172.8	220.9	N.M.		(21.8)%
Provision for income taxes	58.1	58.7	42.7	(1.0)%		37.5%
Effective tax rate	15.3%	34.0%	19.3%	(18.7	) pts	14.7	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2018 vs 2017	2017 vs 2016
Volume	3.6%	—%
Price	1.2	0.8
Core growth	4.8	0.8
Acquisition (divestiture)	(1.2)	1.1
Currency	0.6	0.4
Total	4.2%	2.3%
The 4.2 percent increase in consolidated net sales in 2018 from 2017 was primarily the result of:

•	core sales increases across all three reportable segments, primarily driven by increased sales in the residential and commercial businesses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects during the year ended December 31, 2018.
This increase was partially offset by:

•	sales declines due to the sale of certain businesses during the year ended December 31, 2018.

The 2.3 percent increase in consolidated net sales in 2017 from 2016 was primarily the result of:

•	increased sales in our industrial and residential & commercial businesses primarily in the U.S.;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and the first quarter of 2017; and

•	favorable foreign currency effects during the year ended December 31, 2017.
This increase was partially offset by:

•	sales declines in our industrial business due to customer delays in capital spending; and

•	large job adjustments to net sales of $9.7 million in 2017.
Gross profit
The 0.6 percentage point increase in gross profit as a percentage of sales in 2018 from 2017 was primarily the result of:

•	selective increases in selling prices across all three reportable segments to mitigate inflationary cost increases;

•	favorable mix in the Filtration Solutions segment; and

•	higher contribution margin as a result of savings generated from our PIMS initiatives, including lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to raw materials and labor costs.
The 0.2 percentage point increase in gross profit as a percentage of sales in 2017 from 2016 was primarily the result of:

•	favorable material savings for certain raw materials and product mix offsetting inflation;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher contribution margin as a result of savings generated from our PIMS initiatives including lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative (“SG&A”)
The 0.8 percentage point decrease in SG&A expense as a percentage of sales in 2018 from 2017 and was driven by:

•	savings generated from restructuring and other lean initiatives; and

•	higher sales resulting in increased leverage.
This decrease was partially offset by:

•	restructuring costs of $40.6 million in 2018, compared to $28.2 million in 2017;

•	the reversal of a $13.3 million indemnification liability in 2017 that did not recur in 2018; and

•	investments in sales and marketing to drive growth.
The 0.3 percentage point decrease in SG&A expense as a percentage of sales in 2017 from 2016 and was driven by the following:

•	a benefit from the reversal of a $13.3 million indemnification liability in 2017; and

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.

This decrease was partially offset by:

•	restructuring costs of $28.2 million in 2017, compared to $12.2 million in 2016;

•	non-cash charges of $15.6 million in 2017 related to trade names and other impairments; and

•	increased investments in sales and marketing to drive growth.
Net interest expense
The 62.7 percent decrease in net interest expense in 2018 from 2017 was primarily the result of:

•
the impact of lower debt levels during 2018 compared to 2017. In June 2018, the proceeds from the Separation were utilized to repay the remaining $255.3 million aggregate principal amount of our 2.9% fixed rate senior notes due 2018 and for the early extinguishment of €363.4 million aggregate principal amount of our 2.45% senior notes due 2019.

This decrease was partially offset by:

•	increased overall interest rates in effect on our outstanding variable rate debt during 2018 compared to 2017.
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

This decrease was partially offset by:

•	increased overall interest rates in effect on our variable rate outstanding debt during 2017 compared to 2016.
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
Provision for income taxes
The 18.7 percentage point decrease in the effective tax rate in 2018 from 2017 was primarily due to:

•	the mix of global earnings, including the impact of U.S. Tax Reform; and

•	the impact of lower nondeductible interest expense allocated to continuing operations in 2018 compared to 2017.
The 14.7 percentage point increase in the effective tax rate in 2017 from 2016 was primarily due to:

•	the mix of global earnings, including the impact of U.S. Tax Reform; and

•	the unfavorable tax impact of restructuring costs in 2016 in jurisdictions with low tax benefits.

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

Aquatic Systems
The net sales and segment income for Aquatic Systems were as follows:

	Years ended December 31			% / point change
In millions	2018	2017	2016	2018 vs 2017		2017 vs 2016
Net sales	$1,026.1	$939.6	$877.8	9.2%		7.0%
Segment income	277.6	254.1	217.4	9.2%		16.9%
% of net sales	27.1%	27.0%	24.8%	0.1	pts	2.2	pts
Net sales
The components of the change in Aquatic Systems net sales were as follows:

	2018 vs 2017	2017 vs 2016
Volume	8.2%	5.2%
Price	2.3	1.4
Core growth	10.5	6.6
Acquisition (divestiture)	(1.2)	0.1
Currency	(0.1)	0.3
Total	9.2%	7.0%
The 9.2 percent increase in net sales for Aquatic Systems in 2018 from 2017 was primarily the result of:

•	core sales growth related to higher sales of certain pool products primarily serving North American residential housing; and

•	selective increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by:

•	sales declines due to the divestiture of certain businesses in 2018.
The 7.0 percent increase in net sales for Aquatic Systems in 2017 from 2016 was primarily the result of:

•	core sales increases in the residential & commercial business primarily in the U.S.;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects.
Segment income
The components of the change in Aquatic Systems segment income from the prior period were as follows:

	2018		2017
Growth	1.4	pts	0.8	pts
Acquisition	0.4		0.4
Inflation	(2.9)		(1.1)
Productivity/Price	1.2		2.1
Total	0.1	pts	2.2	pts
The 0.1 point increase in segment income for Aquatic Systems as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	core sales growth contributions to income;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost savings generated from PIMS initiatives including lean and supply management practices.

This increase was partially offset by:

•	inflationary increases related to raw material and labor costs.
The 2.2 point increase in segment income for Aquatic Systems as a percentage of net sales in 2017 from 2016 was primarily the result of:

•	price increases to mitigate inflationary cost increases; and

•	cost savings generated from PIMS initiatives including lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to raw materials and labor costs.
Filtration Solutions
The net sales and segment income for Filtration Solutions were as follows:

	Years ended December 31			% / point change
In millions	2018	2017	2016	2018 vs 2017		2017 vs 2016
Net sales	$1,001.0	$990.6	$976.3	1.0%		1.5%
Segment income	168.5	154.5	138.4	9.1%		11.6%
% of net sales	16.8%	15.6%	14.2%	1.2	pts	1.4	pts
Net sales
The components of the change in Filtration Solutions net sales were as follows:

	2018 vs 2017	2017 vs 2016
Volume	0.3%	(2.8)%
Price	0.5	0.4
Core growth	0.8	(2.4)
Acquisition (divestiture)	(0.9)	2.9
Currency	1.1	1.0
Total	1.0%	1.5%
The 1.0 percent increase in net sales for Filtration Solutions in 2018 from 2017 was primarily the result of:

•	increased sales volume in our commercial and industrial businesses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects.
This increase was partially offset by:

•	sales volume declines in our residential vertical; and

•	sales declines due to the divestiture of certain businesses in 2018.
The 1.5 percent increase in net sales for Filtration Solutions in 2017 from 2016 was primarily the result of:

•	increased sales related to a business acquisition that occurred in the first quarter of 2017;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	sales increases in the U.S., China and Southeast Asia; and

•	favorable foreign currency effects.

This increase was partially offset by:

•	sales volume declines.
Segment income
The components of the change in Filtration Solutions segment income from the prior period were as follows:

	2018		2017
Growth	1.7	pts	(0.8	) pts
Acquisition	0.1		(0.1)
Inflation	(2.5)		(1.6)
Productivity/Price	1.9		3.9
Total	1.2	pts	1.4	pts
The 1.2 point increase in segment income for Filtration Solutions as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	core growth contributions to income resulting in favorable mix;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost savings generated from PIMS initiatives including lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to raw material and labor costs.
The 1.4 point increase in segment income for Filtration Solutions as a percentage of net sales in 2017 from 2016 was primarily the result of:

•	selective increases in selling prices to mitigate inflation cost increases; and

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
This increase was partially offset by:

•	inflationary increases related to raw material and labor costs; and

•	unfavorable mix due to volume declines year over year.
Flow Technologies
The net sales and segment income for Flow Technologies were as follows:

	Years ended December 31			% / point change
In millions	2018	2017	2016	2018 vs 2017		2017 vs 2016
Net sales	$936.7	$914.2	$923.5	2.5%		(1.0)%
Segment income	145.6	140.6	141.6	3.6%		(0.7)%
% of net sales	15.5%	15.4%	15.3%	0.1	pts	0.1	pts

Net sales
The components of the change in Flow Technologies net sales were as follows:

	2018 vs 2017	2017 vs 2016
Volume	2.3%	(2.0)%
Price	0.9	0.5
Core growth	3.2	(1.5)
Acquisition (divestiture)	(1.3)	—
Currency	0.6	0.5
Total	2.5%	(1.0)%
The 2.5 percent increase in Flow Technologies sales in 2018 from 2017 was primarily the result of:

•	core growth in our commercial and specialty businesses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects during 2018;
This increase was partially offset by:

•	sales declines due to the divestiture of certain businesses.
The 1.0 percent decrease in Flow Technologies sales in 2017 from 2016 was primarily the result of:

•	volume declines in our commercial business; and

•	large job adjustments to net sales of $9.7 million in 2017.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects.
Segment income
The components of the change in Flow Technologies segment income from the prior period were as follows:

	2018		2017
Growth	0.8	pts	(1.1	) pts
Acquisition (divestiture)	(0.1)		—
Inflation	(2.7)		(0.9)
Productivity/Price	2.1		2.1
Total	0.1	pts	0.1	pts

The 0.1 point increase in segment income for Flow Technologies as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	higher core sales in our commercial and specialty businesses, which resulted in increased leverage on fixed operating expenses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost control and savings generated from lean initiatives.
This increase was partially offset by:

•	inflationary increases related to raw material and labor costs.

The 0.1 point increase in segment income for Flow Technologies as a percentage of sales in 2017 from 2016 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
This increase was partially offset by:

•	sales volume declines from our commercial business; and

•	inflationary increases related to raw materials and labor costs.
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
Operating activities
Cash provided by operating activities of continuing operations was $458.1 million in 2018, compared to $278.6 million in 2017 and $379.9 million in 2016.

The $458.1 million in net cash provided by operating activities of continuing operations in 2018 primarily reflects net income from continuing operations of $423.4 million, net of non-cash depreciation and amortization and the loss on early extinguishment of debt, further increased by a positive impact of $30.2 million as a result of changes in net working capital.
The $278.6 million in net cash provided by operating activities of continuing operations in 2017 primarily reflects net income from continuing operations of $302.7 million, net of non-cash depreciation and amortization and the loss on early extinguishment of debt, partially offset by a negative impact of $87.3 million as a result of changes in net working capital.
The $379.9 million in net cash provided by operating activities of continuing operations in 2016 primarily reflects net income from continuing operations of $266.6 million, net of non-cash depreciation and amortization and a positive impact of $192.4 million as a result of changes in net working capital.
Investing activities
Cash used for investing activities of continuing operations was $61.7 million in 2018, compared to $2,678.1 million of cash provided by investing activities of continuing operation in 2017 and $54.6 million of cash used for investing activities of continuing operations in 2016.
Net cash used for investing activities of continuing operations in 2018 primarily reflects capital expenditures of $48.2 million and cash paid for the settlement of a working capital adjustment related to the sale of the Valves & Controls business.
Net cash provided by investing activities of continuing operations in 2017 primarily reflects the sale of the Valves & Controls business, partially offset by capital expenditures of $39.1 million and cash paid of $45.9 million to acquire a business as part of Filtration Solutions.

Net cash used for investing activities of continuing operations in 2016 primarily reflects capital expenditures of $43.3 million and cash paid of $25.0 million to acquire a business as part of Aquatic Systems.
Financing activities
Cash used for financing activities was $407.9 million in 2018, compared to $3,432.6 million and $600.1 million in 2017 and 2016, respectively.

As described below, in 2018, we utilized $993.6 million of cash distributed from the Separation to repay commercial paper and revolving long-term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $500.0 million of shares and made dividend payments of $187.2 million during 2018.

In 2017, net cash used for financing activities primarily relates to the utilization of proceeds from the sale of the Valves & Controls business to repay our commercial paper and revolving long-term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $200.0 million of shares and made dividend payments of $251.7 million during 2017.

In 2016, net cash used for financing activities was primarily due to net repayments of commercial paper and revolving long-term debt and payments of dividends of $243.6 million.
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $76.0 million of commercial paper outstanding as of December 31, 2018 and $34.0 million as of December 31, 2017, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of its consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2018, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Senior Credit Facility was $697.8 million as of December 31, 2018.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at December 31, 2018. Borrowings under these credit facilities bear interest at variable rates.
In June 2018, we used the $993.6 million of cash received from nVent as a result of the Distribution to pay down commercial paper and revolving credit facilities, redeem the remaining $255.3 million aggregate principal of our 2.9% fixed rate senior notes due 2018, and complete a cash tender offer in the amount of €363.4 million aggregate principal of our 2.45% senior notes due 2019. All costs associated with the repurchases of debt were recorded as a Loss on early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income, including $16.0 million premium paid on early extinguishment and $1.1 million of unamortized deferred financing costs.
As of December 31, 2018, we had $48.8 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

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
During the year ended December 31, 2018, we repurchased 10.2 million of our shares for $500.0 million, of which 2.2 million shares, or $150.0 million, and 8.0 million shares, or $350.0 million, were repurchased pursuant to the 2014 and 2018 Authorizations, respectively.
As of December 31, 2018, we had $400.0 million available for share repurchases under the 2018 Authorization.
Dividends
On December 10, 2018, the Board of Directors declared a quarterly cash dividend of $0.18 that was paid on February 8, 2019 to shareholders of record at the close of business on January 25, 2019. Additionally, the Board of Directors approved a plan to increase the 2019 annual cash dividend to $0.72 from $0.70, adjusted for the Separation. The 2019 dividend is intended to be paid in four quarterly installments. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $30.8 million at December 31, 2018. Dividends paid per ordinary share were $1.05, $1.38 and $1.34 for the years ended December 31, 2018, 2017 and 2016, respectively.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a GAAP reported amount (e.g., retained earnings). Our distributable reserve balance was $6.5 billion and $9.0 billion as of December 31, 2018 and 2017, respectively.
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$405.1	$74.0	$103.8	$88.3	$102.1	$19.4	$792.7
Interest obligations on fixed-rate debt	21.9	11.5	6.3	3.7	0.9	1.8	46.1
Operating lease obligations, net of sublease rentals	22.5	17.0	12.7	10.5	8.9	13.2	84.8
Purchase and marketing obligations	20.6	4.6	3.0	3.2	2.4	4.8	38.6
Pension and other post-retirement plan contributions	31.6	8.8	8.7	8.7	8.2	41.6	107.6
Total contractual obligations, net	$501.7	$115.9	$134.5	$114.4	$122.5	$80.8	$1,069.8
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2018, variable interest rate debt was $102.2 million at a weighted average interest rate of 3.36%.

The total gross liability for uncertain tax positions at December 31, 2018 was estimated to be $51.4 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2018, we had recorded $0.5 million for the possible payment of penalties and $3.6 million related to the possible payment of interest.
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
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2018	2017	2016
Net cash provided by operating activities of continuing operations	$458.1	$278.6	$379.9
Capital expenditures of continuing operations	(48.2)	(39.1)	(43.3)
Proceeds from sale of property and equipment of continuing operations	0.2	3.7	18.8
Free cash flow from continuing operations	$410.1	$243.2	$355.4
Net cash provided by (used for) operating activities of discontinued operations	(19.0)	341.6	481.5
Capital expenditures of discontinued operations	(7.4)	(38.6)	(94.9)
Proceeds from sale of property and equipment of discontinued operations	2.3	4.5	27.8
Free cash flow	$386.0	$550.7	$769.8
Off-balance sheet arrangements
At December 31, 2018, we had no off-balance sheet financing arrangements.
COMMITMENTS AND CONTINGENCIES
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, environmental, safety and health matters, product liability, the use or installation of our products, consumer matters, and employment and labor matters.
While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements could change in the future.
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
As of December 31, 2018 and 2017, the outstanding value of bonds, letters of credit and bank guarantees totaled $123.6 million and $129.2 million, respectively.
NEW ACCOUNTING STANDARDS
See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.
CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:

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
Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. We complete our annual goodwill impairment evaluation as of the first day of the fourth quarter. We last performed a two-step assessment of goodwill impairment as of October 1, 2017, referred to as a “step 1” approach. In the first step of the step 1 approach, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step of the step 1 approach, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

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
As of October 1, 2018, we performed a qualitative assessment, referred to as a “step 0” approach, and determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying amounts. As a result, the Company is not required to proceed to a “step 1” impairment assessment. Factors considered included the 2017 “step 1” analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material and labor costs and management stability. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount.
We completed our annual goodwill impairment evaluation as of the first day of the fourth quarter of 2018, 2017 and 2016 with no indications of impairment.

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

The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy.

There were no impairment charges recorded in 2018 for identifiable intangible assets.

An impairment charge of $8.8 million was recorded in 2017 related to certain trade names in Filtration Solutions and Flow Technologies as a result of lower forecasted sales volume or rebranding strategies implemented in the fourth quarter of 2017. The trade name impairment charges were recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income.

There were no impairment charges recorded in 2016 for identifiable intangible assets.

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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in pre-tax charges of $3.6 million and $8.5 million in 2018 and 2017, respectively, and pre-tax income of $12.0 million in 2016. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace, adjusted to eliminate the effects of call provisions. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2019.

Expected rate of return
The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. We are exposed to various market risks, including changes in interest rates and foreign currency rates. Periodically, we use derivative financial instruments to manage or reduce the impact of changes in interest rates and foreign currency rates. Counterparties to all derivative contracts are major financial institutions. All instruments are entered into for other than trading purposes. The major accounting policies and utilization of these instruments is described more fully in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements.
Interest rate risk
Our debt portfolio as of December 31, 2018, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 88% fixed-rate debt and 12% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2018, a 100 basis point increase or decrease in interest rates would result in an $11.6 million decrease or a $12.0 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2018, a 100 basis point increase or decrease in interest rates would result in a $1.0 million increase or decrease in interest incurred.
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
From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. At December 31, 2018 and 2017, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $331.4 million and $481.4 million, respectively. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive loss and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings.
At December 31, 2018, we had €136.6 million 2.45% Senior Notes due 2019 (the “2019 Euro Notes”) designated as a net investment hedge of our investments in certain international subsidiaries that use the Euro as their functional currency. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2018. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $14.1 million net increase in Accumulated other comprehensive loss. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $17.2 million net decrease in Accumulated other comprehensive loss. However, these increases and decreases in Other comprehensive income would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018. That attestation report is set forth immediately following this management report.

John L. Stauch	Mark C. Borin
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair plc
London, United Kingdom

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2018, of the Company and our report dated February 19, 2019 expressed an unqualified opinion on those financial statements and financial statement schedule.
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
February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair plc
London, United Kingdom
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related Consolidated Statements of Operations and Comprehensive Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2018, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 19, 2019

We have served as the Company’s auditor since 1977.

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per-share data	2018	2017	2016
Net sales	$2,965.1	$2,845.7	$2,780.6
Cost of goods sold	1,917.4	1,858.2	1,821.5
Gross profit	1,047.7	987.5	959.1
Selling, general and administrative	534.3	536.0	531.4
Research and development	76.7	73.2	73.3
Operating income	436.7	378.3	354.4
Other (income) expense
Loss on sale of businesses	7.3	4.2	3.9
Loss on early extinguishment of debt	17.1	101.4	—
Net interest expense	32.6	87.3	140.1
Other (income) expense	(0.1)	12.6	(10.5)
Income from continuing operations before income taxes	379.8	172.8	220.9
Provision for income taxes	58.1	58.7	42.7
Net income from continuing operations	321.7	114.1	178.2
Income from discontinued operations, net of tax	25.7	371.3	343.4
Gain from sale / impairment of discontinued operations, net of tax	—	181.1	0.6
Net income	$347.4	$666.5	$522.2
Comprehensive income, net of tax
Net income	$347.4	$666.5	$522.2
Changes in cumulative translation adjustment (inclusive of divestiture of business reclassified to gain from sale of $374.2 for the year ended December 31, 2017)	10.0	497.5	(83.0)
Changes in market value of derivative financial instruments, net of tax	4.8	(4.6)	(8.3)
Comprehensive income	$362.2	$1,159.4	$430.9
Earnings per ordinary share
Basic
Continuing operations	$1.83	$0.63	$0.98
Discontinued operations	0.15	3.04	1.90
Basic earnings per ordinary share	$1.98	$3.67	$2.88
Diluted
Continuing operations	$1.81	$0.62	$0.97
Discontinued operations	0.15	3.01	1.88
Diluted earnings per ordinary share	$1.96	$3.63	$2.85
Weighted average ordinary shares outstanding
Basic	175.8	181.7	181.3
Diluted	177.3	183.7	183.1
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2018	2017
Assets
Current assets
Cash and cash equivalents	$74.3	$86.3
Accounts receivable, net of allowances of $14.0 and $14.2, respectively	488.2	483.1
Inventories	387.5	356.9
Other current assets	89.4	114.5
Current assets held for sale	—	708.0
Total current assets	1,039.4	1,748.8
Property, plant and equipment, net	272.6	279.8
Other assets
Goodwill	2,072.7	2,112.8
Intangibles, net	276.3	321.8
Other non-current assets	145.5	180.9
Non-current assets held for sale	—	3,989.6
Total other assets	2,494.5	6,605.1
Total assets	$3,806.5	$8,633.7
Liabilities and Equity
Current liabilities
Accounts payable	$378.6	$321.5
Employee compensation and benefits	111.7	115.8
Other current liabilities	328.4	401.3
Current liabilities held for sale	—	360.8
Total current liabilities	818.7	1,199.4
Other liabilities
Long-term debt	787.6	1,440.7
Pension and other post-retirement compensation and benefits	90.0	96.4
Deferred tax liabilities	105.9	108.6
Other non-current liabilities	168.2	213.8
Non-current liabilities held for sale	—	537.0
Total liabilities	1,970.4	3,595.9
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 171.4 and 180.3 issued at December 31, 2018 and December 31, 2017, respectively	1.7	1.8
Additional paid-in capital	1,893.8	2,797.7
Retained earnings	169.2	2,481.7
Accumulated other comprehensive loss	(228.6)	(243.4)
Total equity	1,836.1	5,037.8
Total liabilities and equity	$3,806.5	$8,633.7
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2018	2017	2016
Operating activities
Net income	$347.4	$666.5	$522.2
Income from discontinued operations, net of tax	(25.7)	(371.3)	(343.4)
Gain from sale / impairment of discontinued operations, net of tax	—	(181.1)	(0.6)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(8.4)	(1.3)	(4.3)
Depreciation	49.7	50.8	53.0
Amortization	34.9	36.4	35.4
Loss on sale of businesses	7.3	4.2	3.9
Deferred income taxes	(4.1)	(18.0)	1.2
Share-based compensation	20.9	39.6	34.2
Trade name and other impairment	12.0	15.6	—
Loss on early extinguishment of debt	17.1	101.4	—
Excess tax benefits from share-based compensation	—	—	(8.0)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(15.3)	(13.4)	16.6
Inventories	(40.1)	(20.5)	33.9
Other current assets	31.2	(13.0)	2.1
Accounts payable	58.3	15.6	22.8
Employee compensation and benefits	(0.6)	(1.4)	26.7
Other current liabilities	(3.3)	(54.6)	90.3
Other non-current assets and liabilities	(23.2)	23.1	(106.1)
Net cash provided by operating activities of continuing operations	458.1	278.6	379.9
Net cash provided by (used for) operating activities of discontinued operations	(19.0)	341.6	481.5
Net cash provided by operating activities	439.1	620.2	861.4
Investing activities
Capital expenditures	(48.2)	(39.1)	(43.3)
Proceeds from sale of property and equipment	0.2	3.7	18.8
(Payments due to) proceeds from sale of businesses and other	(12.8)	2,759.4	(5.1)
Acquisitions, net of cash acquired	(0.9)	(45.9)	(25.0)
Net cash provided by (used for) investing activities of continuing operations	(61.7)	2,678.1	(54.6)
Net cash used for investing activities of discontinued operations	(7.1)	(47.7)	(67.2)
Net cash provided by (used for) investing activities	(68.8)	2,630.4	(121.8)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	39.7	(913.1)	(385.3)
Repayment of long-term debt	(675.1)	(2,009.3)	(0.7)
Premium paid on early extinguishment of debt	(16.0)	(94.9)	—
Transfer of cash to nVent	(74.2)	—	—
Distribution of cash from nVent	993.6	—	—
Shares issued to employees, net of shares withheld	13.3	37.2	20.7
Repurchases of ordinary shares	(500.0)	(200.0)	—
Dividends paid	(187.2)	(251.7)	(243.6)
Other	(2.0)	(0.8)	8.8
Net cash used for financing activities	(407.9)	(3,432.6)	(600.1)
Change in cash held for sale	27.0	(5.4)	1.1
Effect of exchange rate changes on cash and cash equivalents	(1.4)	56.8	(27.3)
Change in cash and cash equivalents	(12.0)	(130.6)	113.3
Cash and cash equivalents, beginning of year	86.3	216.9	103.6
Cash and cash equivalents, end of year	$74.3	$86.3	$216.9

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$43.7	$107.2	$143.4
Cash paid for income taxes, net	92.9	362.1	145.1
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Number	Amount
Balance - December 31, 2015	180.5	$1.8	$2,860.3	$1,791.7	$(645.0)	$4,008.8
Net income	—	—	—	522.2	—	522.2
Other comprehensive loss, net of tax	—	—	—	—	(91.3)	(91.3)
Tax benefit of share-based compensation	—	—	5.5	—	—	5.5
Dividends declared	—	—	—	(245.8)	—	(245.8)
Exercise of options, net of shares tendered for payment	1.0	—	31.6	—	—	31.6
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(10.8)	—	—	(10.8)
Share-based compensation	—	—	34.2	—	—	34.2
Balance - December 31, 2016	181.8	$1.8	$2,920.8	$2,068.1	$(736.3)	$4,254.4
Net income	—	—	—	666.5	—	666.5
Other comprehensive income, net of tax	—	—	—	—	492.9	492.9
Dividends declared	—	—	—	(252.9)	—	(252.9)
Share repurchase	(3.0)	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	1.2	—	45.6	—	—	45.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	39.6	—	—	39.6
Balance - December 31, 2017	180.3	$1.8	$2,797.7	$2,481.7	$(243.4)	$5,037.8
Net income	—	—	—	347.4	—	347.4
Cumulative effect of accounting changes	—	—	—	(214.0)	—	(214.0)
Other comprehensive income, net of tax	—	—	—	—	62.6	62.6
Distribution to nVent	—	—	(438.2)	(2,291.0)	(47.8)	(2,777.0)
Dividends declared	—	—	—	(154.9)	—	(154.9)
Share repurchases	(10.2)	(0.1)	(499.9)	—	—	(500.0)
Exercise of options, net of shares tendered for payment	0.9	—	24.3	—	—	24.3
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(11.0)	—	—	(11.0)
Share-based compensation	—	—	20.9	—	—	20.9
Balance - December 31, 2018	171.4	$1.7	$1,893.8	$169.2	$(228.6)	$1,836.1
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a pure play water company comprised of three reporting segments: Aquatic Systems, Filtration Solutions and Flow Technologies.
Electrical separation
On April 30, 2018, Pentair completed the separation of its Electrical business from the rest of Pentair (the “Separation”) by means of a dividend in specie of the Electrical business, which was effected by the transfer of the Electrical business from Pentair to nVent Electric plc (“nVent”) and the issuance by nVent of ordinary shares directly to Pentair shareholders (the “Distribution”). On May 1, 2018, following the Separation and Distribution, nVent became an independent publicly traded company, trading on the New York Stock Exchange under the symbol “NVT.”
The Company did not retain any equity interest in nVent. nVent’s historical financial results are reflected in the Company’s consolidated financial statements as a discontinued operation. Refer to Note 2 for further discussion.
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
Basis of presentation
The accompanying consolidated financial statements include the accounts of Pentair and all subsidiaries, both the United States (“U.S.”) and non-U.S., which we control. Intercompany accounts and transactions have been eliminated. Investments in companies of which we own 20% to 50% of the voting stock or have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting and as a result, our share of the earnings or losses of such equity affiliates is included in the Consolidated Statements of Operations and Comprehensive Income.
The consolidated financial statements have been prepared in U.S. dollars (“USD”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Fiscal year
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.
Use of estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for valuation of goodwill and indefinite lived intangible assets, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, percentage of completion revenue recognition, assets acquired and liabilities assumed in acquisitions, estimated selling proceeds from assets held for sale, contingent liabilities, income taxes, pension and other post-retirement benefits and the estimated impact of the new lease standard, discussed below. Actual results could differ from our estimates.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for purposes of revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, standalone selling price is generally readily observable.
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 92.5%, 92.4% and 94.0% of our revenue for the twelve months ended December 31, 2018, 2017 and 2016, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 7.5%, 7.6% and 6.0% of our revenue for the twelve months ended December 31, 2018, 2017 and 2016, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract, and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
On December 31, 2018, we had $57.2 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
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

Pricing and sales incentives
Our contracts may give customers the option to purchase additional goods or services priced at a discount. Options to acquire additional goods or services at a discount can come in many forms, such as customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives.

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Volume-based incentives involve rebates that are negotiated at or prior to the time of sale with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we determine the most likely amount of the rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for each customer, and the transaction price is reduced for the anticipated cost of the rebate. If the forecasted sales for a customer change, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.
Shipping and handling costs
Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in Net sales in the accompanying Consolidated Statements of Operations and Comprehensive Income. Shipping and handling costs incurred by Pentair for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

Contract assets are recorded within Other current assets, and contract liabilities are recorded within Other current liabilities in the Consolidated Balance Sheets.

Contract assets and liabilities consisted of the following:

	December 31
In millions	2018	2017	$ Change	% Change
Contract assets	$36.5	$51.5	$(15.0)	(29.1)%
Contract liabilities	32.8	29.2	3.6	12.3%
Net contract assets	$3.7	$22.3	$(18.6)	(83.4)%
The $18.6 million decrease in net contract assets from December 31, 2017 to December 31, 2018 was primarily the result of timing of milestone payments. Approximately 70% of our contract liabilities at December 31, 2017 were recognized in revenue during the twelve months ended December 31, 2018. There were no impairment losses recognized on our contract assets for the twelve months ended December 31, 2018.

Practical expedients and exemptions
We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

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

Revenue by category
We disaggregate our revenue from contracts with customers by segment, geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 14 for revenue disaggregated by segment.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Geographic net sales information for continuing operations, based on geographic destination of the sale, was as follows:

	Years ended December 31
In millions	2018	2017	2016
U.S.	$1,858.1	$1,752.7	$1,690.0
Western Europe	402.7	381.9	377.7
Developing (1)	476.5	478.2	492.0
Other Developed (2)	227.8	232.9	220.9
Consolidated net sales (3)	$2,965.1	$2,845.7	$2,780.6
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Net sales held in Ireland, for each of the years presented, were not material.

Vertical net sales information was as follows:

	Years ended December 31
In millions	2018	2017	2016
Residential	$1,665.9	$1,579.0	$1,498.7
Commercial	630.7	604.4	586.5
Industrial	668.5	662.3	695.4
Consolidated net sales	$2,965.1	$2,845.7	$2,780.6
Research and development
We conduct research and development (“R&D”) activities primarily in our own facilities, which mostly consist of development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures from continuing operations during 2018, 2017 and 2016 were $76.7 million, $73.2 million and $73.3 million, respectively.
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
Inventories
Inventories are stated at the lower of cost or market with substantially all inventories recorded using the first-in, first-out (“FIFO”) cost method.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2018	2017
U.S.	$156.9	$151.9
Western Europe	76.6	82.8
Developing (1)	28.8	33.0
Other Developed (2)	10.3	12.1
Consolidated (3)	$272.6	$279.8
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Property, plant and equipment, net held in Ireland, for each of the years presented, were not material.
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no long-lived asset impairment charges in 2018, 2017, or 2016 in conjunction with restructuring activities.
Goodwill and identifiable intangible assets
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.
Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. We complete our annual goodwill impairment evaluation as of the first day of the fourth quarter. We last performed a two-step assessment of goodwill impairment as of October 1, 2017, referred to as a “step 1” approach. In the first step of the step 1 approach, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step of the step 1 approach, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

As of October 1, 2018, we performed a qualitative assessment, referred to as a “step 0” approach, and determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying amounts. As a result, the Company was not required to proceed to a “step 1” impairment assessment. Factors considered included the 2017 “step 1” analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount.
We completed our annual goodwill impairment evaluation as of the first day of the fourth quarter of 2018, 2017 and 2016 with no indications of impairment. This non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described in Note 9.

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

The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described in Note 9.

There were no impairment charges recorded in 2018 for identifiable intangible assets.

An impairment charge of $8.8 million was recorded in 2017 related to certain trade names in Filtration Solutions and Flow Technologies as a result of lower forecasted sales volume or rebranding strategies implemented in the fourth quarter of 2017. The trade name impairment charges were recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income.

There were no impairment charges recorded in 2016 for identifiable intangible assets.
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
Pension and other post-retirement plans
We sponsor U.S. and non-U.S. defined-benefit pension and other post-retirement plans. The pension and other post-retirement benefit costs for company-sponsored benefit plans are determined from actuarial assumptions and methodologies, including discount rates and expected returns on plan assets. These assumptions are updated annually and are disclosed in Note 11.
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Insurance subsidiary
We insure certain general and product liability, property, workers’ compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2018 and 2017, reserves for policy claims were $60.9 million, of which $13.2 million was included in Other current liabilities and $47.7 million was included in Other non-current liabilities, and $61.5 million, of which $13.2 million was included in Other current liabilities and $48.3 million was included in Other non-current liabilities, respectively.
Share-based compensation
We account for share-based compensation awards on a fair value basis. The estimated grant date fair value of each option award is recognized in income on an accelerated basis over the requisite service period (generally the vesting period). The estimated fair value of each option award is calculated using the Black-Scholes option-pricing model. From time to time, we have elected to modify the terms of the original grant. These modified grants are accounted for as a new award and measured using the fair value method, resulting in the inclusion of additional compensation expense in our Consolidated Statements of Operations and Comprehensive Income.
Restricted share awards and units (“RSUs”) are recorded as compensation cost over the requisite service periods based on the market value on the date of grant.
Performance share units (“PSUs”) are stock awards where the ultimate number of shares issued will be contingent on the Company’s performance against certain financial performance targets. The fair value of each PSU is based on the market value on the date of grant. We recognize expense related to the estimated vesting of our PSUs granted. The estimated vesting of the PSUs is based on the probability of achieving certain financial performance thresholds over the specified performance period.
Earnings per ordinary share
We present two calculations of earnings per ordinary share (“EPS”). Basic EPS equals net income divided by the weighted-average number of ordinary shares outstanding during the period. Diluted EPS is computed by dividing net income by the sum of weighted-average number of ordinary shares outstanding plus dilutive effects of ordinary share equivalents.
Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash-flow hedge, the effective portion of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) (“AOCI”) as a separate component of equity in the Consolidated Balance Sheets and are recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.
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
Foreign currency translation
The financial statements of subsidiaries located outside of the U.S. are generally measured using the local currency as the functional currency, except for certain corporate entities outside of the U.S. which are measured using USD. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income (Loss) and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in AOCI, a component of equity.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

New accounting standards
In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases” (“the new lease standard” or “ASC 842”), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new lease standard requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted the new lease guidance as of January 1, 2019, using the transition method of adoption applied to those leases which were not completed as of that date. Under the transition method of adoption, comparative periods will not be restated for the new standard. We also elected the package of practical expedients permitted under the transition guidance, which among other things allowed us to carry forward the historical lease classification. In preparation for adoption of the new guidance, we have implemented appropriate changes to our business processes, systems and controls to support preparation of financial information and have reached conclusions on key accounting assessments related to the standard. As a result of these assessments, we anticipate the adoption of the new standard to increase assets and liabilities on the consolidated balance sheet by approximately $75.0 million as of the adoption date. We currently do not expect ASC 842 to have a material effect on either our consolidated statements of operations and comprehensive income or consolidated statements of cash flows.

On January 1, 2018, we adopted ASU No. 2017-01, “Clarifying the Definition of a Business.” This ASU clarifies the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of the new standard did not have a material impact on our consolidated financial statements.

On January 1, 2018, we adopted ASU No. 2017-07, “Retirement Benefits-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” As a result of the adoption, the interest cost, expected return on plan assets and net actuarial gain/loss components of net periodic pension and post-retirement benefit cost have been reclassified from Selling, general and administrative expense to Other (income) expense. Only the service cost component remains in Operating income and will be eligible for capitalization in assets on a prospective basis. The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other post-retirement plans on our Consolidated Statements of Operations and Comprehensive Income was a reclassification of expense of $13.9 million and income of $6.2 million for the years ended December 31, 2017 and 2016, respectively, from Selling, general and administrative expense to Other (income) expense.

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

On January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” and the related amendments (“the new revenue standard”) using the modified retrospective method. The cumulative impact to our retained earnings at January 1, 2018 was not material. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

A majority of our net sales continue to be recognized when products are shipped from our manufacturing facilities or delivery has occurred, depending on terms of the sale. Under the new revenue standard, timing for recognition of certain revenue may be accelerated such that a portion of revenue will be recognized prior to shipment or delivery dependent upon contract-specific terms.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The cumulative effect of the changes made to our January 1, 2018 Consolidated Balance Sheet from the modified retrospective adoption of ASU 2016-16 and ASU 2014-09 was as follows:

Consolidated Balance Sheets
In millions	Balance at December 31, 2017	Adjustments due to ASU 2016-16	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Accounts and notes receivable, net	$483.1	$—	$2.7	$485.8
Inventories	356.9	—	(1.6)	355.3
Other current assets	114.5	—	1.6	116.1
Current assets held for sale	708.0	—	3.8	711.8
Other non-current assets	180.9	(44.9)	—	136.0
Non-current assets held for sale	3,989.6	(201.6)	—	3,788.0
Liabilities
Other current liabilities	401.3	—	2.7	404.0
Deferred tax liabilities	108.6	(3.7)	0.1	105.0
Non-current liabilities held for sale	537.0	(27.0)	0.4	510.4
Equity
Retained Earnings	2,481.7	(215.8)	1.8	2,267.7

2.	Acquisitions and Discontinued Operations
Acquisitions
In January 2019, as part of Filtration Solutions, we entered into definitive agreements to acquire Aquion Inc. (“Aquion”) and Pelican Water Systems (“Pelican”) for $160.0 million and $120.0 million in cash, respectively, and subject to certain customary adjustments. We completed the Aquion acquisition on February 13, 2019 and the Pelican acquisition on February 12, 2019.
Aquion offers a diverse line of water conditioners, water filters, drinking-water purifiers, ozone and ultraviolet disinfection systems, reverse osmosis systems and acid neutralizers for the residential and commercial water treatment industry. Pelican Water Systems provides residential whole home water treatment systems. These acquisitions are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

During 2017, our continuing operations completed acquisitions with purchase prices totaling $45.9 million in cash, net of cash acquired. Identifiable intangible assets acquired included $19.1 million of definite-lived customer relationships with an estimated useful life of 11 years.
In November 2016, our continuing operations completed an acquisition with a purchase price of $25.0 million in cash, net of cash acquired.
The pro forma impact of these acquisitions was not material.

Discontinued Operations
Electrical separation
On April 30, 2018, we completed the Separation and Distribution. The results of the Electrical business have been presented as discontinued operations and the related assets and liabilities were reclassified as held for sale for all periods presented. The Electrical business had been previously disclosed as a stand-alone reporting segment. Separation costs related to the Separation and Distribution were $84.2 million and $39.3 million for the twelve months ended December 31, 2018 and 2017, respectively. These costs are reported in discontinued operations as they represent a cost directly related to the Separation and Distribution and were included within Income from discontinued operations, net of tax presented below.

There were no separation costs related to the Separation and Distribution for the twelve months ended December 31, 2016.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Sale of Valves & Controls
On April 28, 2017, we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion in cash. The sale resulted in a gain of $181.1 million, net of tax. The results of the Valves & Controls business have been presented as discontinued operations. The Valves & Controls business was previously disclosed as a stand-alone reporting segment. Transaction costs of $56.4 million related to the sale of Valves & Controls were incurred during the year ended December 31, 2017 and were recorded within Gain from sale/impairment of discontinued operations before income taxes presented below.
Operating results of discontinued operations are summarized below:

	Years ended December 31
In millions	2018	2017	2016
Net sales	$693.9	$2,548.2	$3,755.4
Cost of goods sold	424.0	1,596.2	2,457.1
Gross profit	269.9	952.0	1,298.3
Selling, general and administrative	237.8	589.2	803.2
Research and development	14.6	48.3	59.0
Operating income	$17.5	$314.5	$436.1

Income from discontinued operations before income taxes	$31.8	$317.1	$418.5
Income tax provision (benefit)	6.1	(54.2)	75.1
Income from discontinued operations, net of tax	$25.7	$371.3	$343.4

Gain from sale / impairment of discontinued operations before income taxes	$—	$183.5	$0.6
Provision for income taxes	—	2.4	—
Gain from sale / impairment of discontinued operations, net of tax	$—	$181.1	$0.6
The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Consolidated Balance Sheets were as follows:

December 31
In millions	2017
Cash and cash equivalents	$27.0
Accounts receivable, net	348.5
Inventories	224.1
Other current assets	108.4
Current assets held for sale	$708.0
Property, plant and equipment, net	$265.8
Goodwill	2,238.2
Intangibles, net	1,236.6
Other non-current assets	249.0
Non-current assets held for sale	$3,989.6
Accounts payable	$174.1
Employee compensation and benefits	70.8
Other current liabilities	115.9
Current liabilities held for sale	$360.8
Pension and other post-retirement compensation and benefits	$189.2
Deferred tax liabilities	286.2
Other non-current liabilities	61.6
Non-current liabilities held for sale	$537.0

Pentair plc and Subsidiaries
Notes to consolidated financial statements

3.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2018	2017	2016
Net income	$347.4	$666.5	$522.2
Net income from continuing operations	$321.7	$114.1	$178.2
Weighted average ordinary shares outstanding
Basic	175.8	181.7	181.3
Dilutive impact of stock options and restricted stock awards	1.5	2.0	1.8
Diluted	177.3	183.7	183.1
Earnings per ordinary share
Basic
Continuing operations	$1.83	$0.63	$0.98
Discontinued operations	0.15	3.04	1.90
Basic earnings per ordinary share	$1.98	$3.67	$2.88
Diluted
Continuing operations	$1.81	$0.62	$0.97
Discontinued operations	0.15	3.01	1.88
Diluted earnings per ordinary share	$1.96	$3.63	$2.85
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.2	1.8	1.2
4.    Restructuring
During 2018, 2017 and 2016, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the years ended December 31, 2018, 2017 and 2016 included a reduction in hourly and salaried headcount of approximately 300 employees, 250 employees and 300 employees, respectively.
Restructuring related costs included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2018	2017	2016
Severance and related costs	$13.2	$27.3	$12.2
Other	27.4	0.9	—
Total restructuring costs	$40.6	$28.2	$12.2
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2018	2017	2016
Aquatic Systems	$15.3	$3.6	$1.8
Filtration Solutions	14.6	13.0	7.4
Flow Technologies	9.3	7.0	1.3
Other	1.4	4.6	1.7
Consolidated	$40.6	$28.2	$12.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2018	2017
Beginning balance	$34.5	$15.1
Costs incurred	13.2	27.3
Cash payments and other	(20.6)	(7.9)
Ending balance	$27.1	$34.5

5.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 by reportable segment were as follows:

In millions	December 31, 2017	Foreign currency translation/other	December 31, 2018
Aquatic Systems	$973.1	$(7.2)	$965.9
Filtration Solutions	667.6	(24.1)	643.5
Flow Technologies	472.1	(8.8)	463.3
Total goodwill	$2,112.8	$(40.1)	$2,072.7

In millions	December 31, 2016	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2017
Aquatic Systems	$918.7	$—	$54.4	$973.1
Filtration Solutions	630.2	27.3	10.1	667.6
Flow Technologies	445.7	—	26.4	472.1
Total goodwill	$1,994.6	$27.3	$90.9	$2,112.8
There has been no impairment of goodwill for any of the years presented.
Identifiable intangible assets consisted of the following at December 31:

	2018			2017
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$347.1	$(247.9)	$99.2	$360.9	$(229.9)	$131.0
Trade names	0.4	(0.4)	—	1.5	(1.4)	0.1
Proprietary technology and patents	86.2	(68.4)	17.8	117.0	(89.3)	27.7
Total finite-life intangibles	433.7	(316.7)	117.0	479.4	(320.6)	158.8
Indefinite-life intangibles
Trade names	159.3	—	159.3	163.0	—	163.0
Total intangibles	$593.0	$(316.7)	$276.3	$642.4	$(320.6)	$321.8
Identifiable intangible asset amortization expense in 2018, 2017 and 2016 was $34.9 million, $36.4 million and $35.4 million, respectively.
There was no impairment charge for trade name intangible assets in 2018. In 2017, we recorded an impairment charge for trade name intangible assets of $8.8 million in Filtration Solutions and Flow Technologies. In 2016, there was no impairment charge for trade name intangible assets.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2019	2020	2021	2022	2023
Estimated amortization expense	$27.4	$22.4	$17.3	$10.1	$7.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

6.    Supplemental Balance Sheet Information

	December 31
In millions	2018	2017
Inventories
Raw materials and supplies	$191.3	$190.8
Work-in-process	64.0	57.9
Finished goods	132.2	108.2
Total inventories	$387.5	$356.9
Other current assets
Cost in excess of billings	$36.5	$51.5
Prepaid expenses	36.7	51.4
Prepaid income taxes	8.5	7.8
Other current assets	7.7	3.8
Total other current assets	$89.4	$114.5
Property, plant and equipment, net
Land and land improvements	$33.5	$33.5
Buildings and leasehold improvements	178.9	184.3
Machinery and equipment	593.8	609.6
Construction in progress	35.7	23.7
Total property, plant and equipment	841.9	851.1
Accumulated depreciation and amortization	569.3	571.3
Total property, plant and equipment, net	$272.6	$279.8
Other non-current assets
Prepaid income taxes	$—	$52.8
Deferred income taxes	26.2	29.0
Deferred compensation plan assets	20.9	23.2
Other non-current assets	98.4	75.9
Total other non-current assets	$145.5	$180.9
Other current liabilities
Dividends payable	$30.8	$63.1
Accrued warranty	33.9	38.1
Accrued rebates	55.7	49.8
Billings in excess of cost	21.3	20.1
Income taxes payable	10.4	39.7
Accrued restructuring	27.1	34.5
Other current liabilities	149.2	156.0
Total other current liabilities	$328.4	$401.3
Other non-current liabilities
Income taxes payable	$46.8	$61.3
Self-insurance liabilities	47.7	48.3
Deferred compensation plan liabilities	20.9	23.2
Foreign currency contract liabilities	30.6	47.2
Other non-current liabilities	22.2	33.8
Total other non-current liabilities	$168.2	$213.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.    Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss consist of the following:

	December 31
In millions	2018	2017
Cumulative translation adjustments	$(211.4)	$(221.4)
Market value of derivative financial instruments, net of tax	(17.2)	(22.0)
Accumulated other comprehensive loss	$(228.6)	$(243.4)
8.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2018		2018	2017
Commercial paper	3.248%	2023	$76.0	$34.0
Revolving credit facilities	3.703%	2023	26.2	28.4
Senior notes - fixed rate (1)	2.900%	2018	—	255.3
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	155.1	594.4
Senior notes - fixed rate (1)	3.625%	2020	74.0	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Unamortized issuance costs and discounts	N/A	N/A	(5.1)	(6.8)
Total debt			$787.6	$1,440.7

(1) Senior notes guaranteed as to payment by Pentair plc and PISG (“the Notes”)

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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $76.0 million of commercial paper outstanding as of December 31, 2018 and $34.0 million as of December 31, 2017, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of its consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2018, we were in compliance with all financial covenants in our debt agreements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Total availability under the Senior Credit Facility was $697.8 million as of December 31, 2018.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at December 31, 2018. Borrowings under these credit facilities bear interest at variable rates.
In June 2018, we used the $993.6 million of cash received from nVent as a result of the Distribution to pay down commercial paper and revolving credit facilities, redeem the remaining $255.3 million aggregate principal of our 2.9% fixed rate senior notes due 2018, and complete a cash tender offer in the amount of €363.4 million aggregate principal of our 2.45% senior notes due 2019. All costs associated with the repurchases of debt were recorded as a Loss on early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income, including $16.0 million premium paid on early extinguishment and $1.1 million of unamortized deferred financing costs.
In May 2017, we repurchased an aggregate principal amount of certain series of outstanding senior notes totaling $1,659.3 million. All costs associated with the repurchases were recorded as Loss on early extinguishment of debt, including $6.5 million of unamortized deferred financing costs.

We have $405.1 million aggregate principle amount of fixed rate senior notes maturing in 2019. We classified this debt as long-term as of December 31, 2018 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at December 31, 2018 matures on a calendar year basis as follows:

In millions	2019	2020	2021	2022	2023	Thereafter	Total
Contractual debt obligation maturities	$405.1	$74.0	$103.8	$88.3	$102.1	$19.4	$792.7
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
At December 31, 2018 and 2017, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $331.4 million and $481.4 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated other comprehensive loss and into Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings. Such reclassifications during 2018, 2017 and 2016 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the “2019 Euro Notes”) as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. In June 2018, the Company completed a tender offer for €363.4 million of the 2019 Euro Notes. The remaining €136.6 million of the 2019 Euro Notes have been re-designated as a net

Pentair plc and Subsidiaries
Notes to consolidated financial statements

investment hedge in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within Accumulated other comprehensive loss. As of December 31, 2018 and 2017, we had deferred foreign currency losses of $0.8 million and $29.6 million, respectively, in Accumulated other comprehensive loss associated with the net investment hedge activity.
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

•
foreign currency contract agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and

•
deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are valued at net asset value (“NAV”), which is based on the fair value of the underlying securities owned by the fund and divided by the number of shares outstanding.

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2018		2017
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$102.2	$102.2	$62.4	$62.4
Fixed rate debt	690.5	691.8	1,385.1	1,424.0
Total debt	$792.7	$794.0	$1,447.5	$1,486.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2018
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(30.6)	$—	$—	$(30.6)
Deferred compensation plan assets	17.6	—	—	3.3	20.9
Total recurring fair value measurements	$17.6	$(30.6)	$—	$3.3	$(9.7)

Recurring fair value measurements	December 31, 2017
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract assets	$—	$0.6	$—	$—	$0.6
Foreign currency contract liabilities	—	(47.2)	—	—	(47.2)
Deferred compensation plan assets	18.7	—	—	4.5	23.2
Total recurring fair value measurements	$18.7	$(46.6)	$—	$4.5	$(23.4)
Nonrecurring fair value measurements (1)

(1)
During the fourth quarter of 2017, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $8.8 million for trade name intangibles, reducing the carrying value of these intangibles to $10.8 million. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

10.    Income Taxes
Income from continuing operations before income taxes consisted of the following:

	Years ended December 31
In millions	2018	2017	2016
Federal (1)	$(24.6)	$(34.1)	$(25.6)
International (2)	404.4	206.9	246.5
Income from continuing operations before income taxes	$379.8	$172.8	$220.9

(1)	“Federal” reflects United Kingdom (“U.K.”) income from continuing operations before income taxes.

(2)	“International” reflects non-U.K. income from continuing operations before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2018	2017	2016
Currently payable (receivable)
Federal (1)	$(0.1)	$—	$—
International (2)	62.3	76.7	41.5
Total current taxes	62.2	76.7	41.5
Deferred
Federal (1)	—	—	—
International (2)	(4.1)	(18.0)	1.2
Total deferred taxes	(4.1)	(18.0)	1.2
Total provision for income taxes	$58.1	$58.7	$42.7

(1)	“Federal” represents U.K. taxes.

(2)	“International” represents non-U.K. taxes.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2018	2017	2016
U.K. federal statutory income tax rate	19.0%	19.3%	20.0%
Tax effect of international operations (1)	(12.0)	(20.8)	(26.5)
Change in valuation allowances	7.9	27.6	22.1
Withholding taxes	0.3	0.4	1.8
Interest limitations	1.8	1.7	1.5
Excess tax benefits on stock-based compensation	(1.7)	(4.5)	—
Tax effect of U.S. tax reform	(0.9)	1.3	—
Tax effect of early extinguishment of debt	0.9	9.0	—
Other	—	—	0.4
Effective tax rate	15.3%	34.0%	19.3%

(1)	The tax effect of international operations consists of non-U.K. jurisdictions.
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2018	2017	2016
Beginning balance	$13.8	$46.3	$25.0
Gross increases for tax positions in prior periods	44.0	4.7	26.9
Gross decreases for tax positions in prior periods	(4.4)	(3.4)	(2.2)
Gross increases based on tax positions related to the current year	0.9	0.7	0.8
Gross decreases related to settlements with taxing authorities	(1.8)	(33.6)	(3.4)
Reductions due to statute expiration	(1.1)	(0.9)	(0.8)
Ending balance	$51.4	$13.8	$46.3
We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $51.4 million of total gross unrecognized tax benefits as of December 31, 2018 was $50.3 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2018 may decrease by a range of zero to $8.1 million during 2019, primarily as a result of the resolution of non-U.K. examinations, including U.S. state examinations, and the expiration of various statutes of limitations.
Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2003 to present are under audit by tax authorities in various jurisdictions, including China, Germany, India and New Zealand. We anticipate that several of these audits may be concluded in the foreseeable future.
We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2018 and 2017, we have liabilities of $0.5 million and $0.3 million, respectively, for the possible payment of penalties and $3.6 million and $2.9 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in future periods) and “deferred tax liabilities” (generally items for which we received a tax deduction but the tax impact has not yet been recorded in the Consolidated Statements of Operations and Comprehensive Income).

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2018	2017
Other non-current assets	$26.2	$29.0
Deferred tax liabilities	105.9	108.6
Net deferred tax liabilities	$79.7	$79.6
The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2018	2017
Deferred tax assets
Accrued liabilities and reserves	$42.9	$43.9
Pension and other post-retirement compensation and benefits	25.2	35.7
Employee compensation and benefits	21.8	39.2
Tax loss and credit carryforwards	724.7	670.5
Other assets	4.4	—
Total deferred tax assets	819.0	789.3
Valuation allowance	711.9	656.2
Deferred tax assets, net of valuation allowance	107.1	133.1
Deferred tax liabilities
Property, plant and equipment	7.1	3.7
Goodwill and other intangibles	179.7	190.6
Other liabilities	—	18.4
Total deferred tax liabilities	186.8	212.7
Net deferred tax liabilities	$79.7	$79.6
Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $29.6 million as of December 31, 2018 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.
As of December 31, 2018, tax loss carryforwards of $2,911.9 million were available to offset future income. A valuation allowance of $692.3 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. The increase in tax loss carryforwards and valuation allowance from 2017 to 2018 were primarily related to internal restructuring transactions. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses primarily relate to non-U.S. carryforwards of $2,818.2 million which are subject to varying expiration periods. Non-U.S. carryforwards of $2,345.7 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2019. In addition, there were $93.7 million of state tax loss carryforwards as of December 31, 2018. State tax losses of $56.1 million are in jurisdictions with unlimited tax loss carryforward periods, while the remainder will expire in future years through 2038.
U.S. tax reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. For 2018, the Company considered in its annual effective tax rate additional provisions of the Act including changes to the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax, and a deduction for foreign-derived intangible income. The Company has elected to treat tax on GILTI income as a period cost and has therefore included it in its annual effective tax rate.
Given the significance of the Act, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including

Pentair plc and Subsidiaries
Notes to consolidated financial statements

computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period.” The measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.
The Company calculated its best estimate of the impact of the Act in its December 31, 2017 income tax provision in accordance with its understanding of the Act and guidance available as of the date of the filing of the 2017 Annual Report on Form 10-K and as a result recorded a provisional income tax expense of $2.2 million in the fourth quarter of 2017, the period in which the legislation was enacted. We subsequently recorded a $3.6 million decrease to the provisional income tax expense in the third quarter of 2018, resulting in a $1.4 million net decrease to income tax expense as a result of the Act.
The amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a decrease to income tax expense of $28.0 million. The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an increase to income tax expense of $26.6 million. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
11.    Benefit Plans
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
In November 2017, our Board of Directors authorized the termination of the Pentair Salaried Plan (the “Salaried Plan”), a U.S. qualified pension plan, effective December 31, 2017. The Salaried Plan participants will not be adversely affected by the plan termination. Those participants whose plan benefits were not in pay status as of July 1, 2018 were given the opportunity to elect a lump sum (or monthly annuity) payment during a special election window. Payments of $171.9 million were made to participants who elected to receive a lump sum during this window. For all participants whose Salaried Plan benefits were not paid in lump sum, the Company will purchase an annuity for them with an annuity provider within 120 days after all required government approvals for the Salaried Plan termination have been received. The termination is expected to be completed in 2019.
At December 31, 2018, the projected benefit obligation of the Salaried Plan was $175.9 million and the plan assets were $153.7 million. Due to the changing nature of these assumptions, it is at least reasonably possible that changes in these assumptions will occur in the near term and, due to the uncertainties inherent in setting assumptions, that the effect of such changes could be material to the financial statements.
As described in Note 1, during the first quarter of 2018, the Company adopted ASU 2017-07. As a result, service costs are classified as employee compensation costs within Cost of goods sold and Selling, general and administrative expense within the Consolidated Statements of Operations and Comprehensive Income. All other components of net periodic benefit expense are classified within Other (income) expense for the periods presented.
The information herein relates to defined-benefit pension and other post-retirement plans of our continuing operations only.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2018 and 2017:

	Pension plans		Other post-retirement plans
In millions	2018	2017	2018	2017
Change in benefit obligations
Benefit obligation beginning of year	$473.8	$423.8	$17.5	$18.9
Service cost	4.1	11.7	—	—
Interest cost	11.5	16.4	0.6	0.7
Actuarial loss (gain)	(23.6)	41.4	(1.4)	(0.1)
Foreign currency translation	(0.2)	0.6	—	—
Benefits paid	(187.7)	(20.1)	(1.8)	(2.0)
Benefit obligation end of year	$277.9	$473.8	$14.9	$17.5
Change in plan assets
Fair value of plan assets beginning of year	$382.8	$352.3	$—	$—
Actual return on plan assets	(21.4)	42.4	—	—
Company contributions	7.1	6.3	1.8	2.0
Foreign currency translation	(0.1)	1.9	—	—
Benefits paid	(187.7)	(20.1)	(1.8)	(2.0)
Fair value of plan assets end of year	$180.7	$382.8	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(97.2)	$(91.0)	$(14.9)	$(17.5)
Amounts recorded in the Consolidated Balance Sheets were as follows:

	Pension plans		Other post-retirement plans
In millions	2018	2017	2018	2017
Current liabilities	$(28.3)	$(6.1)	$(1.7)	$(1.9)
Non-current liabilities	(68.9)	(84.9)	(13.2)	(15.6)
Benefit obligations in excess of the fair value of plan assets	$(97.2)	$(91.0)	$(14.9)	$(17.5)
The accumulated benefit obligation for all defined benefit plans was $275.0 million and $470.4 million at December 31, 2018 and 2017, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2018	2017	2018	2017
Projected benefit obligation	$277.9	$473.8	$270.6	$464.9
Fair value of plan assets	180.7	382.8	173.7	374.5
Accumulated benefit obligation	N/A	N/A	268.3	462.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Components of net periodic benefit expense for our pension plans for the years ended December 31 were as follows:

In millions	2018	2017	2016
Service cost	$4.1	$11.7	$12.8
Interest cost	11.5	16.4	16.5
Expected return on plan assets	(7.6)	(11.6)	(11.5)
Net actuarial loss (gain)	5.2	8.4	(11.5)
Net periodic benefit expense	$13.2	$24.9	$6.3
Components of net periodic benefit expense for our other post-retirement plans for the years ended December 31 2018, 2017 and 2016, were not material.
Assumptions
The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost as they pertain to our pension and other post-retirement plans.

	Pension plans			Other post-retirement plans
	2018	2017	2016	2018	2017	2016
Benefit obligation assumptions (1)
Discount rate	3.73%	4.00%	3.92%	3.95%	3.40%	3.80%
Rate of compensation increase	3.77%	3.96%	3.95%	NA	NA	NA
Net periodic benefit expense assumptions
Discount rate	4.00%	3.94%	4.12%	3.40%	3.80%	3.95%
Expected long-term return on plan assets	4.17%	4.05%	4.19%	NA	NA	NA
Rate of compensation increase	3.96%	3.96%	3.93%	NA	NA	NA

(1)
The benefit obligation for the Salaried Plan as of December 31, 2018 and 2017 were determined using assumptions reflecting the termination of the plan. As a result, the weighted-average assumptions for the pension plans reflected in the table above do not include the Salaried Plan.

Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace, adjusted to eliminate the effects of call provisions. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2019.
Expected rates of return
The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Pension plan assets yielded returns of (5.60)%, 12.00% and 7.40% in 2018, 2017 and 2016, respectively. As a result of our de-risking strategy to reduce U.S. pension plan liability, we anticipate the expected rate of return on our funded pension plans will continue to be consistent with the discount rate utilized. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2018	2017
Healthcare cost trend rate assumed for following year	6.2%	6.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.4%	4.4%
Year the cost trend rate reaches the ultimate trend rate	2038	2038

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects as of and for the year ended December 31, 2018:

	One Percentage Point
In millions	Increase	Decrease
Increase (decrease) in annual service and interest cost	$—	$—
Increase (decrease) in other post-retirement benefit obligations	0.6	(0.5)
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
Asset allocation
Our actual overall asset allocation for our pension plans as compared to our investment policy goals as of December 31 was as follows:

	Actual		Target
	2018	2017	2018	2017
Fixed income	87%	98%	95%	97%
Alternative	5%	2%	5%	3%
Cash	8%	—%	—%	—%
Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$12.0	$—	$12.0
Fixed income:
Corporate and non U.S. government	—	102.3	—	102.3
U.S. treasuries	—	18.7	—	18.7
Other	—	16.5	—	16.5
Other investments	—	—	9.3	9.3
Total investments at fair value	$—	$149.5	$9.3	$158.8
Investments measured at NAV				21.9
Total				$180.7

	December 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Fixed income:
Corporate and non U.S. government	$—	$262.8	$—	$262.8
U.S. treasuries	—	43.2	—	43.2
Mortgage-backed securities	—	3.3	—	3.3
Other	—	37.0	—	37.0
Other investments	—	—	9.4	9.4
Total investments at fair value	$—	$346.3	$9.4	$355.7
Investments measured at NAV				27.1
Total				$382.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

 Valuation methodologies used for investments measured at fair value were as follows:

•
Cash and cash equivalents: Cash consists of cash held in bank accounts and is considered a Level 1 investment. Cash equivalents consist of investments in commingled funds valued based on observable market data. Such investments were classified as Level 2.

•
Fixed income: Investments in corporate bonds, government securities, mortgages and asset backed securities were valued based upon quoted market prices for similar securities and other observable market data. Investments in commingled funds were generally valued at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service. Such investments were classified as Level 2.

•
Other investments: Other investments include investments in commingled funds with diversified investment strategies. Investments in commingled funds that were valued at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service were classified as Level 2. Investments in commingled funds that were valued based on unobservable inputs due to liquidation restrictions were classified as Level 3.

Activity for our Level 3 pension plan assets held during the years ended December 31, 2018 and 2017 was not material.
Cash flows
Contributions
Pension contributions from continuing operations totaled $7.1 million and $6.3 million in 2018 and 2017, respectively. We anticipate our 2019 pension contributions to be approximately $29.9 million, which includes the planned termination of the Salaried Plan. The changing nature of the termination assumptions used to value the Salaried Plan may cause 2019 pension contributions to be higher or lower than expected. The 2019 expected contributions will equal or exceed our minimum funding requirements.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans for the years ended December 31 as follows:

In millions	Pension Plans	Other post- retirement plans
2019	$183.0	$1.7
2020	7.2	1.6
2021	7.2	1.6
2022	7.3	1.5
2023	6.8	1.4
Thereafter	36.2	5.4
Savings plan
We have a 401(k) plan (the “401(k) plan”) with an employee share ownership (“ESOP”) bonus component, which covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation. We match contributions made by employees who met certain eligibility and service requirements.

As of January 1, 2018, the 401(k) company match contribution was changed to a dollar-for-dollar (100%) matching contribution on up to 5% of employee eligible earnings, contributed as before-tax contributions. This change replaced the ESOP component discussed below and offers the same 5% total company match.

During 2017 and 2016, the 401(k) matching contribution was 100% of eligible employee contributions for the first 1% of eligible compensation and 50% of the next 5% of eligible compensation.
During 2018, 2017 and 2016, in addition to the matching contribution, all employees who met certain service requirements received a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.
Our combined expense for the 401(k) plan and the ESOP was $23.4 million, $27.9 million and $27.1 million in 2018, 2017 and 2016, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $28.2 million and $29.6 million as of December 31, 2018 and 2017, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.
12.    Shareholders’ Equity
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
During the year ended December 31, 2018, we repurchased 10.2 million of our shares for $500.0 million, of which 2.2 million shares, or $150.0 million, and 8.0 million shares, or $350.0 million, were repurchased pursuant to the 2014 and 2018 Authorizations, respectively.
As of December 31, 2018, we had $400.0 million available for share repurchases under the 2018 Authorization.
Dividends payable
On December 10, 2018, the Board of Directors declared a quarterly cash dividend of $0.18 that was paid on February 8, 2019 to shareholders of record at the close of business on January 25, 2019. Additionally, the Board of Directors approved a plan to pay an annual cash dividend of $0.72 in 2019. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $30.8 million at December 31, 2018. Dividends paid per ordinary share were $1.05, $1.38 and $1.34 for the years ended December 31, 2018, 2017 and 2016, respectively.
13.    Share Plans
Share-based compensation expense
Total share-based compensation expense for 2018, 2017 and 2016 was as follows:

	December 31
In millions	2018	2017	2016
Restricted stock units	$8.9	$17.5	$17.3
Stock options	4.6	10.5	10.4
Performance share units	7.4	11.6	6.5
Total share-based compensation expense	$20.9	$39.6	$34.2
Of the total share-based compensation expense noted above, $3.4 million, $7.6 million and $11.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, was reported as part of Income from discontinued operations, net of tax.
Share incentive plans
In 2012, our Board of Directors, and Tyco International Ltd. (“Tyco”) as our sole shareholder at the time, approved the Pentair plc 2012 Stock and Incentive Plan (the “2012 Plan”). The 2012 Plan became effective on September 28, 2012 and authorizes the issuance of 9.0 million of our ordinary shares. The shares may be issued as new shares or from shares held in treasury. Our practice is to settle equity-based awards by issuing new shares. The 2012 Plan terminates in September 2022. The 2012 Plan allows for the granting to our officers, directors, employees and consultants of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, deferred stock rights, annual incentive awards, dividend equivalent units and other equity-based awards.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
Stock appreciation rights, performance shares and performance units
Under the 2012 Plan, the Committee is permitted to issue these awards which are generally earned over a three-year vesting period and tied to specific financial metrics. In December 2015, the Committee approved the granting of PSUs to certain employees that vest based on the satisfaction of a three-year service period and the achievement of certain performance metrics over that same period. Upon vesting, PSU holders receive dividends that accumulate during the vesting period. The fair value of these PSUs is determined based on the closing market price of the Company’s ordinary shares at the date of grant. Compensation expense is recognized over the period an employee is required to provide service based on the estimated vesting of the PSUs granted. The estimated vesting of the PSUs is based on the probability of achieving certain financial performance metrics during the three year vesting period.
Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2018:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2018	5.2	$28.80
Granted	0.5	45.42
Exercised	(0.8)	23.52
Forfeited	(0.1)	43.77
Spin-off adjustment	(0.7)	—
Outstanding as of December 31, 2018	4.1	$35.77	5.2	$20.6
Options exercisable as of December 31, 2018	3.0	$33.93	4.0	$19.5
Options expected to vest as of December 31, 2018	1.1	$40.55	8.2	$1.2
Fair value of options granted
The weighted average grant date fair value of options granted under Pentair plans in 2018, 2017 and 2016 was estimated to be $10.92, $12.59 and $9.74 per share, respectively. The total intrinsic value of options that were exercised during 2018, 2017 and 2016 was $18.2 million, $34.3 million and $27.1 million, respectively. At December 31, 2018, the total unrecognized compensation cost related to stock options was $7.8 million. This cost is expected to be recognized over a weighted average period of 2.1 years.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following weighted average assumptions:

	December 31
	2018	2017	2016
Risk-free interest rate	2.58%	1.65%	1.56%
Expected dividend yield	1.56%	2.35%	2.49%
Expected share price volatility	24.8%	26.9%	27.3%
Expected term (years)	6.1	6.3	5.9
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
Cash received from option exercises for the years ended December 31, 2018, 2017 and 2016 was $19.5 million, $46.0 million and $31.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercised totaled $5.6 million, $7.8 million and $5.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2018:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2018	0.6	$39.44
Granted	0.2	45.46
Vested	(0.6)	43.89
Conversion of PSUs	0.5	—
Spin-off adjustment	(0.2)	—
Outstanding as of December 31, 2018	0.5	$41.74
As of December 31, 2018, there was $18.4 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016, was $24.4 million, $21.7 million and $27.2 million, respectively. The actual tax benefit realized for the year ended December 31, 2018 was $0.7 million. There were no actual tax benefits realized for the years ended December 31, 2017 and 2016.
Performance share units
The following table summarizes performance share unit activity under all plans for the year ended December 31, 2018:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2018	0.5	$29.53
Granted	0.1	45.42
Conversion to RSUs	(0.5)	—
Outstanding as of December 31, 2018	0.1	$45.42

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. As of December 31, 2018, there was $4.3 million of unrecognized compensation cost related to performance share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The actual tax benefit realized for the year ended December 31, 2018 was $0.2 million. There were no actual tax benefits realized for the years ended December 31, 2017 and 2016.
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
Financial information by reportable segment is included in the following summary:

	2018	2017	2016	2018	2017	2016
In millions	Net sales			Segment income (loss)
Aquatic Systems	$1,026.1	$939.6	$877.8	$277.6	$254.1	$217.4
Filtration Solutions	1,001.0	990.6	976.3	168.5	154.5	138.4
Flow Technologies	936.7	914.2	923.5	145.6	140.6	141.6
Other	1.3	1.3	3.0	(54.9)	(52.7)	(56.0)
Consolidated (1)	$2,965.1	$2,845.7	$2,780.6	$536.8	$496.5	$441.4

(1)	One customer in the Aquatic Systems segment, Pool Corporation, represented approximately 15% of our consolidated net sales in 2018, 2017 and 2016.

	2018	2017	2016	2018	2017	2016	2018	2017	2016
In millions	Identifiable assets (1)			Capital expenditures			Depreciation
Aquatic Systems	$1,304.2	$1,323.0	$1,238.0	$10.6	$9.6	$12.0	$8.1	$10.6	$9.8
Filtration Solutions	1,232.4	1,333.3	1,362.4	16.6	19.2	17.8	23.2	21.6	23.7
Flow Technologies	1,003.6	1,010.8	865.2	10.3	7.3	11.0	13.1	13.4	13.3
Other	266.3	4,966.6	8,069.2	10.7	3.0	2.5	5.3	5.2	6.2
Consolidated	$3,806.5	$8,633.7	$11,534.8	$48.2	$39.1	$43.3	$49.7	$50.8	$53.0

(1)	All cash and cash equivalents and assets held for sale are included in “Other.”

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

In millions	2018	2017	2016
Segment income	$536.8	$496.5	$441.4
Restructuring and other	(31.8)	(28.2)	(7.8)
Intangible amortization	(34.9)	(36.4)	(35.4)
Pension and other post-retirement mark-to-market (loss) gain	(3.6)	(8.5)	12.0
Trade name and other impairment	(12.0)	(15.6)	—
Loss on sale of businesses	(7.3)	(4.2)	(3.9)
Loss on early extinguishment of debt	(17.1)	(101.4)	—
Interest expense, net	(32.6)	(87.3)	(140.1)
Corporate allocations	(11.0)	(36.7)	(39.4)
Deal related costs and expenses	(2.0)	—	—
Other expense	(4.7)	(5.4)	(5.9)
Income from continuing operations before income taxes	$379.8	$172.8	$220.9

Pentair plc and Subsidiaries
Notes to consolidated financial statements

15.    Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases was as follows:

	Years ended December 31
In millions	2018	2017	2016
Gross rental expense	$30.4	$29.7	$29.0
Sublease rental income	(0.4)	(0.2)	(0.5)
Net rental expense	$30.0	$29.5	$28.5
Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, machinery, equipment and vehicles as of December 31, 2018 were as follows:

In millions	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$23.2	$17.6	$13.3	$11.1	$9.5	$13.8	$88.5
Minimum sublease rentals	(0.7)	(0.6)	(0.6)	(0.6)	(0.6)	(0.6)	(3.7)
Net future minimum lease commitments	$22.5	$17.0	$12.7	$10.5	$8.9	$13.2	$84.8
Other matters
In addition to the matters described above, from time to time, we are subject to disputes, administrative proceedings and other claims relating to the conduct of our business. These matters include, without limitation, claims relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, environmental, safety and health matters, product liability, the use or installation of our products, consumer matters, and employment and labor matters. On the basis of information currently available to it, management does not believe that existing proceedings and claims will have a material impact on our Consolidated Financial Statements. However, litigation is unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial statements.
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
We recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In connection with the disposition of the Valves & Controls business, we agreed to indemnify Emerson Electric Co. for certain pre-closing tax liabilities. In 2017, we recorded a liability representing the fair value of our expected future obligation for this matter.
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The changes in the carrying amount of service and product warranties for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years ended December 31
In millions	2018	2017	2016
Beginning balance	$38.1	$36.3	$44.6
Service and product warranty provision	50.8	60.8	55.2
Payments	(54.6)	(59.6)	(64.2)
Foreign currency translation	(0.4)	0.6	0.7
Ending balance	$33.9	$38.1	$36.3
Stand-by letters of credit, bank guarantees and bonds
In certain situations, Tyco guaranteed performance by the flow control business of Pentair Ltd. (“Flow Control”) to third parties or provided financial guarantees for financial commitments of Flow Control. In situations where Flow Control and Tyco were unable to obtain a release from these guarantees in connection with the spin-off of Flow Control from Tyco, we will indemnify Tyco for any losses it suffers as a result of such guarantees.
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
As of December 31, 2018 and 2017, the outstanding value of bonds, letters of credit and bank guarantees totaled $123.6 million and $129.2 million, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

16.    Selected Quarterly Data (Unaudited)
The following tables present 2018 and 2017 quarterly financial information:

	2018
In millions, except per-share data	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Full Year
Net sales	$732.6	$780.6		$711.4	$740.5	$2,965.1
Gross profit	253.3	282.6		243.8	268.0	1,047.7
Operating income	92.7	122.6		108.4	113.0	436.7
Net income from continuing operations	58.4	77.9	(1)	91.2	94.2	321.7
Income (loss) from discontinued operations, net of tax	44.5	(36.4)		18.9	(1.3)	25.7
Net income	102.9	41.5		110.1	92.9	347.4
Earnings (loss) per ordinary share (2)
Basic
Continuing operations	$0.33	$0.44		$0.52	$0.55	$1.83
Discontinued operations	0.24	(0.21)		0.11	(0.01)	0.15
Basic earnings per ordinary share	$0.57	$0.23		$0.63	$0.54	$1.98
Diluted
Continuing operations	$0.32	$0.44		$0.52	$0.54	$1.81
Discontinued operations	0.25	(0.21)		0.11	(0.01)	0.15
Diluted earnings per ordinary share	$0.57	$0.23		$0.63	$0.53	$1.96

(1)	Includes decrease of $17.1 million related to loss on early extinguishment of debt.

(2)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period.

	2017
In millions, except per-share data	First Quarter	Second Quarter		Third Quarter	Fourth Quarter		Full Year
Net sales	$683.3	$754.0		$687.6	$720.8		$2,845.7
Gross profit	223.7	273.6		236.5	253.7		987.5
Operating income	61.9	129.2		101.8	85.4		378.3
Net income (loss) from continuing operations	12.7	(3.4)	(1)	49.0	55.8	(2)	114.1
Income from discontinued operations, net of tax	75.0	66.5		78.2	151.6		371.3
Gain (loss) from sale of discontinued operations, net of tax	—	200.6		(1.7)	(17.8)		181.1
Net income	87.7	263.7		125.5	189.6		666.5
Earnings (loss) per ordinary share (3)
Basic
Continuing operations	$0.07	$(0.02)		$0.27	$0.32		$0.63
Discontinued operations	0.41	1.47		0.42	0.73		3.04
Basic earnings per ordinary share	$0.48	$1.45		$0.69	$1.05		$3.67
Diluted
Continuing operations	$0.07	$(0.02)		$0.27	$0.30		$0.62
Discontinued operations	0.41	1.45		0.41	0.74		3.01
Diluted earnings per ordinary share	$0.48	$1.43		$0.68	$1.04		$3.63

(1)	Includes decrease of $101.4 million related to loss on early extinguishment of debt.

(2)	Includes decrease of $15.6 million due to trade name and other impairment and $8.5 million related to a “mark-to-market” actuarial loss on pension and other post-retirement benefit plans.

(3)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

17.    Supplemental Guarantor Information
Pentair plc (the “Parent Company Guarantor”) and Pentair Investments Switzerland GmbH (the “Subsidiary Guarantor”), fully and unconditionally, guarantee the Notes of Pentair Finance S.à r.l. (the “Subsidiary Issuer”). The Subsidiary Guarantor is a Switzerland limited liability company formed in April 2014 and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg public limited liability company formed in January 2012 and 100 percent-owned subsidiary of the Subsidiary Guarantor. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several.
The following supplemental financial information sets forth the Company’s Condensed Consolidating Statement of Operations and Comprehensive Income and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and Condensed Consolidating Balance Sheet as of December 31, 2018 and 2017. Condensed Consolidating financial information for Pentair plc, Pentair Investments Switzerland GmbH and Pentair Finance S.à r.l. on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,965.1	$—	$2,965.1
Cost of goods sold	—	—	—	1,917.4	—	1,917.4
Gross profit	—	—	—	1,047.7	—	1,047.7
Selling, general and administrative	11.8	0.9	1.2	520.4	—	534.3
Research and development	—	—	—	76.7	—	76.7
Operating (loss) income	(11.8)	(0.9)	(1.2)	450.6	—	436.7
Loss (earnings) from continuing operations of investment in subsidiaries	(333.5)	(333.4)	(376.5)	—	1,043.4	—
Other (income) expense:
Loss on sale of businesses	—	—	—	7.3	—	7.3
Loss on early extinguishment of debt	—	—	17.1	—	—	17.1
Net interest (income) expense	—	(1.0)	24.8	8.8	—	32.6
Other income	—	—	—	(0.1)	—	(0.1)
Income (loss) from continuing operations before income taxes	321.7	333.5	333.4	434.6	(1,043.4)	379.8
Provision for income taxes	—	—	—	58.1	—	58.1
Net income (loss) from continuing operations	321.7	333.5	333.4	376.5	(1,043.4)	321.7
Income from discontinued operations, net of tax	—	—	—	25.7	—	25.7
Earnings (loss) from discontinued operations of investment in subsidiaries	25.7	25.7	25.7	—	(77.1)	—
Net income (loss)	$347.4	$359.2	$359.1	$402.2	$(1,120.5)	$347.4
Comprehensive income (loss), net of tax
Net income (loss)	$347.4	$359.2	$359.1	$402.2	$(1,120.5)	$347.4
Changes in cumulative translation adjustment	10.0	10.0	10.0	10.0	(30.0)	10.0
Changes in market value of derivative financial instruments, net of tax	4.8	4.8	4.8	4.8	(14.4)	4.8
Comprehensive income (loss)	$362.2	$374.0	$373.9	$417.0	$(1,164.9)	$362.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.1	$—	$0.1	$74.1	$—	$74.3
Accounts and notes receivable, net	4.6	—	—	483.6	—	488.2
Inventories	—	—	—	387.5	—	387.5
Other current assets	3.4	—	2.2	99.2	(15.4)	89.4
Total current assets	8.1	—	2.3	1,044.4	(15.4)	1,039.4
Property, plant and equipment, net	—	—	—	272.6	—	272.6
Other assets
Investments in subsidiaries	1,903.8	2,036.1	2,675.7	—	(6,615.6)	—
Goodwill	—	—	—	2,072.7	—	2,072.7
Intangibles, net	—	—	—	276.3	—	276.3
Other non-current assets	23.3	—	696.1	729.7	(1,303.6)	145.5
Total other assets	1,927.1	2,036.1	3,371.8	3,078.7	(7,919.2)	2,494.5
Total assets	$1,935.2	$2,036.1	$3,374.1	$4,395.7	$(7,934.6)	$3,806.5
Liabilities and Equity
Current liabilities
Accounts payable	$0.9	$—	$—	$377.7	$—	$378.6
Employee compensation and benefits	0.2	—	—	111.5	—	111.7
Other current liabilities	47.6	1.5	4.4	290.3	(15.4)	328.4
Total current liabilities	48.7	1.5	4.4	779.5	(15.4)	818.7
Other liabilities
Long-term debt	29.9	130.8	1,333.9	596.6	(1,303.6)	787.6
Pension and other post-retirement compensation and benefits	—	—	—	90.0	—	90.0
Deferred tax liabilities	—	—	—	105.9	—	105.9
Other non-current liabilities	20.5	—	—	147.7	—	168.2
Total liabilities	99.1	132.3	1,338.3	1,719.7	(1,319.0)	1,970.4
Equity	1,836.1	1,903.8	2,035.8	2,676.0	(6,615.6)	1,836.1
Total liabilities and equity	$1,935.2	$2,036.1	$3,374.1	$4,395.7	$(7,934.6)	$3,806.5

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$266.3	$362.1	$370.6	$637.7	$(1,197.6)	$439.1
Investing activities
Capital expenditures	—	—	—	(48.2)	—	(48.2)
Proceeds from sale of property and equipment	—	—	—	0.2	—	0.2
Payments due to sale of businesses and other	—	—	—	(12.8)	—	(12.8)
Acquisitions, net of cash acquired	—	—	—	(0.9)	—	(0.9)
Net intercompany loan activity	—	94.1	181.0	1,655.7	(1,930.8)	—
Net cash provided by (used for) investing activities of continuing operations	—	94.1	181.0	1,594.0	(1,930.8)	(61.7)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(7.1)	—	(7.1)
Net cash provided by (used for) investing activities	—	94.1	181.0	1,586.9	(1,930.8)	(68.8)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	41.9	(2.2)	—	39.7
Repayment of long-term debt	—	—	(675.1)	—	—	(675.1)
Premium paid on early extinguishment of debt	—	—	(16.0)	—	—	(16.0)
Transfer of cash to nVent	—	—	—	(74.2)	—	(74.2)
Distribution of cash from nVent	—	—	993.6	—	—	993.6
Net change in advances to subsidiaries	407.7	(456.2)	(874.6)	(2,205.3)	3,128.4	—
Shares issued to employees, net of shares withheld	13.3	—	—	—	—	13.3
Repurchases of ordinary shares	(500.0)	—	—	—	—	(500.0)
Dividends paid	(187.2)	—	—	—	—	(187.2)
Other	—	—	(2.0)	—	—	(2.0)
Net cash provided by (used for) financing activities	(266.2)	(456.2)	(532.2)	(2,281.7)	3,128.4	(407.9)
Change in cash held for sale	—	—	—	27.0	—	27.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(19.3)	17.9	—	(1.4)
Change in cash and cash equivalents	0.1	—	0.1	(12.2)	—	(12.0)
Cash and cash equivalents, beginning of year	—	—	—	86.3	—	86.3
Cash and cash equivalents, end of year	$0.1	$—	$0.1	$74.1	$—	$74.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,845.7	$—	$2,845.7
Cost of goods sold	—	—	—	1,858.2	—	1,858.2
Gross profit	—	—	—	987.5	—	987.5
Selling, general and administrative	9.0	0.6	—	526.4	—	536.0
Research and development	—	—	—	73.2	—	73.2
Operating (loss) income	(9.0)	(0.6)	—	387.9	—	378.3
Loss (earnings) from continuing operations of investment in subsidiaries	(122.2)	(122.2)	(283.4)	—	527.8	—
Other (income) expense:
Loss on sale of businesses	—	—	—	4.2	—	4.2
Loss on early extinguishment of debt	—	—	91.0	10.4	—	101.4
Net interest (income) expense	—	(0.6)	70.7	17.2	—	87.3
Other expense	—	—	—	12.6	—	12.6
Income (loss) from continuing operations before income taxes	113.2	122.2	121.7	343.5	(527.8)	172.8
Provision (benefit) for income taxes	(0.9)	—	—	59.6	—	58.7
Net income (loss) from continuing operations	114.1	122.2	121.7	283.9	(527.8)	114.1
Income from discontinued operations, net of tax	—	—	—	371.3	—	371.3
Gain from sale of discontinued operations, net of tax	—	—	—	181.1	—	181.1
Earnings (loss) from discontinued operations of investment in subsidiaries	552.4	552.4	552.4	—	(1,657.2)	—
Net income (loss)	$666.5	$674.6	$674.1	$836.3	$(2,185.0)	$666.5
Comprehensive income (loss), net of tax
Net income (loss)	$666.5	$674.6	$674.1	$836.3	$(2,185.0)	$666.5
Changes in cumulative translation adjustment	497.5	497.5	497.5	497.5	(1,492.5)	497.5
Changes in market value of derivative financial instruments, net of tax	(4.6)	(4.6)	(4.6)	(4.6)	13.8	(4.6)
Comprehensive income (loss)	$1,159.4	$1,167.5	$1,167.0	$1,329.2	$(3,663.7)	$1,159.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$86.3	$—	$86.3
Accounts and notes receivable, net	—	—	—	483.1	—	483.1
Inventories	—	—	—	356.9	—	356.9
Other current assets	10.8	1.8	1.5	109.6	(9.2)	114.5
Current assets held for sale	—	—	—	708.0	—	708.0
Total current assets	10.8	1.8	1.5	1,743.9	(9.2)	1,748.8
Property, plant and equipment, net	—	—	—	279.8	—	279.8
Other assets
Investments in subsidiaries	5,205.1	5,109.6	7,156.1	—	(17,470.8)	—
Goodwill	—	—	—	2,112.8	—	2,112.8
Intangibles, net	—	—	—	321.8	—	321.8
Other non-current assets	2.2	94.1	614.0	1,360.0	(1,889.4)	180.9
Non-current assets held for sale	—	—	—	3,989.6	—	3,989.6
Total other assets	5,207.3	5,203.7	7,770.1	7,784.2	(19,360.2)	6,605.1
Total assets	$5,218.1	$5,205.5	$7,771.6	$9,807.9	$(19,369.4)	$8,633.7
Liabilities and Equity
Current liabilities
Accounts payable	$1.4	$—	$—	$320.1	$—	$321.5
Employee compensation and benefits	0.4	—	—	115.4	—	115.8
Other current liabilities	99.6	0.4	9.4	301.1	(9.2)	401.3
Current liabilities held for sale	—	—	—	360.8	—	360.8
Total current liabilities	101.4	0.4	9.4	1,097.4	(9.2)	1,199.4
Other liabilities
Long-term debt	48.4	—	2,652.8	628.9	(1,889.4)	1,440.7
Pension and other post-retirement compensation and benefits	—	—	—	96.4	—	96.4
Deferred tax liabilities	—	—	—	108.6	—	108.6
Other non-current liabilities	30.5	—	—	183.3	—	213.8
Non-current liabilities held for sale	—	—	—	537.0	—	537.0
Total liabilities	180.3	0.4	2,662.2	2,651.6	(1,898.6)	3,595.9
Equity	5,037.8	5,205.1	5,109.4	7,156.3	(17,470.8)	5,037.8
Total liabilities and equity	$5,218.1	$5,205.5	$7,771.6	$9,807.9	$(19,369.4)	$8,633.7

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$678.3	$676.1	$656.2	$794.6	$(2,185.0)	$620.2
Investing activities
Capital expenditures	—	—	—	(39.1)	—	(39.1)
Proceeds from sale of property and equipment	—	—	—	3.7	—	3.7
Proceeds from sale of businesses and other	—	—	2,765.6	(6.2)	—	2,759.4
Acquisitions, net of cash acquired	—	—	—	(45.9)	—	(45.9)
Net intercompany loan activity	—	(58.9)	103.7	172.5	(217.3)	—
Net cash provided by (used for) investing activities of continuing operations	—	(58.9)	2,869.3	85.0	(217.3)	2,678.1
Net cash provided by (used for) investing activities from discontinued operations	—	—	—	(47.7)	—	(47.7)
Net cash provided by (used for) investing activities	—	(58.9)	2,869.3	37.3	(217.3)	2,630.4
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	(914.7)	1.6	—	(913.1)
Repayment of long-term debt	—	—	(1,917.8)	(91.5)	—	(2,009.3)
Premium paid on early extinguishment of debt	—	—	(86.0)	(8.9)	—	(94.9)
Net change in advances to subsidiaries	(263.8)	(617.2)	(680.8)	(840.5)	2,402.3	—
Shares issued to employees, net of shares withheld	37.2	—	—	—	—	37.2
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(251.7)	—	—	—	—	(251.7)
Other	—	—	—	(0.8)	—	(0.8)
Net cash provided by (used for) financing activities	(678.3)	(617.2)	(3,599.3)	(940.1)	2,402.3	(3,432.6)
Change in cash held for sale	—	—	—	(5.4)	—	(5.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	73.8	(17.0)	—	56.8
Change in cash and cash equivalents	—	—	—	(130.6)	—	(130.6)
Cash and cash equivalents, beginning of year	—	—	—	216.9	—	216.9
Cash and cash equivalents, end of year	$—	$—	$—	$86.3	$—	$86.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,780.6	$—	$2,780.6
Cost of goods sold	—	—	—	1,821.5	—	1,821.5
Gross profit	—	—	—	959.1	—	959.1
Selling, general and administrative	12.6	—	1.2	517.6	—	531.4
Research and development	—	—	—	73.3	—	73.3
Operating (loss) income	(12.6)	—	(1.2)	368.2	—	354.4
Loss (earnings) from continuing operations of investment in subsidiaries	(189.4)	(189.4)	(301.5)	—	680.3	—
Other (income) expense:
Loss on sale of businesses	—	—	—	3.9	—	3.9
Net interest expense	—	—	110.9	29.2	—	140.1
Other income	—	—	—	(10.5)	—	(10.5)
Income (loss) from continuing operations before income taxes	176.8	189.4	189.4	345.6	(680.3)	220.9
Provision (benefit) for income taxes	(1.4)	—	—	44.1	—	42.7
Net income (loss) from continuing operations	178.2	189.4	189.4	301.5	(680.3)	178.2
Income from discontinued operations, net of tax	—	—	—	343.4	—	343.4
Gain from sale of discontinued operations, net of tax	—	—	—	0.6	—	0.6
Earnings (loss) from discontinued operations of investment in subsidiaries	344.0	344.0	344.0	—	(1,032.0)	—
Net income (loss)	$522.2	$533.4	$533.4	$645.5	$(1,712.3)	$522.2
Comprehensive income (loss), net of tax
Net income (loss)	$522.2	$533.4	$533.4	$645.5	$(1,712.3)	$522.2
Changes in cumulative translation adjustment	(83.0)	(83.0)	(83.0)	(83.0)	249.0	(83.0)
Changes in market value of derivative financial instruments, net of tax	(8.3)	(8.3)	(8.3)	(8.3)	24.9	(8.3)
Comprehensive income (loss)	$430.9	$442.1	$442.1	$554.2	$(1,438.4)	$430.9

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$595.7	$541.7	$532.9	$903.4	$(1,712.3)	$861.4
Investing activities
Capital expenditures	—	—	—	(43.3)	—	(43.3)
Proceeds from sale of property and equipment	—	—	—	18.8	—	18.8
Proceeds from sale of businesses and other	—	—	—	(5.1)	—	(5.1)
Acquisitions, net of cash acquired	—	—	—	(25.0)	—	(25.0)
Net intercompany loan activity	—	—	667.3	(191.0)	(476.3)	—
Net cash provided by (used for) investing activities of continuing operations	—	—	667.3	(245.6)	(476.3)	(54.6)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(67.2)	—	(67.2)
Net cash provided by (used for) investing activities	—	—	667.3	(312.8)	(476.3)	(121.8)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	(385.8)	0.5	—	(385.3)
Repayment of long-term debt	—	—	—	(0.7)	—	(0.7)
Net change in advances to subsidiaries	(372.8)	(541.7)	(842.3)	(431.8)	2,188.6	—
Shares issued to employees, net of shares withheld	20.7	—	—	—	—	20.7
Dividends paid	(243.6)	—	—	—	—	(243.6)
Other	—	—	—	8.8	—	8.8
Net cash provided by (used for) financing activities	(595.7)	(541.7)	(1,228.1)	(423.2)	2,188.6	(600.1)
Change in cash held for sale	—	—	—	1.1	—	1.1
Effect of exchange rate changes on cash and cash equivalents	—	—	27.8	(55.1)	—	(27.3)
Change in cash and cash equivalents	—	—	(0.1)	113.4	—	113.3
Cash and cash equivalents, beginning of year	—	—	0.1	103.5	—	103.6
Cash and cash equivalents, end of year	$—	$—	$—	$216.9	$—	$216.9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2018, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2019 annual general meeting of shareholders under the captions “Corporate Governance Matters,” “Proposal 1 Re-elect Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2019 annual general meeting of shareholders under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Corporate Governance Matters - Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2019 annual general meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.
The following table summarizes, as of December 31, 2018, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan	2,972,041	(1)	$38.84	(2)	4,453,028	(3)
2008 Omnibus Stock Incentive Plan	1,017,891	(4)	23.10	(2)	—	(5)
Total	3,989,932		$34.41	(2)	4,453,028

(1)	Consists of 2,602,660 shares subject to stock options, 100,028 shares subject to restricted stock units, and 269,353 shares subject to performance share awards.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.

(3)	Represents securities remaining available for issuance under the 2012 Stock and Incentive Plan.

(4)	Consists of 1,017,891 shares subject to stock options.

(5)
The 2008 Omnibus Stock Incentive Plan was terminated in 2012. Restricted stock units previously granted under the 2008 Omnibus Stock Incentive Plan remain outstanding, but no further options or shares may be granted under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2019 annual general meeting of shareholders under the captions “Proposal 1 Re-elect Director Nominees - Director Independence” and “Corporate Governance Matters - The Board’s Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2019 annual general meeting of shareholders under the caption “Proposal 3 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of Pentair plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor’s Remuneration” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

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

2.2
Separation and Distribution Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018) (File No. 001-11625)).

2.3
Tax Matters Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

2.4
Transition Services Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

2.5
Employee Matters Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

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

4.13
Credit Agreement, dated as of April 25, 2018, among Pentair plc, Pentair Investments Switzerland GmbH, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018) (File No. 001-11625)).

4.14
Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.15
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

4.18
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

10.2
Pentair plc 2012 Stock and Incentive Plan, as amended and restated effective as of January 1, 2017. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.3
Form of Executive Officer Stock Option Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.4
Form of Executive Officer Restricted Stock Unit Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.5
Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.6
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.7
Form of Performance Share Units Grant Agreement for grants made during 2016 (Incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10-K of Pentair plc filed with the Commission on February 26, 2016 (File No. 001-11625)).*

10.8
Pentair plc 2008 Omnibus Stock Incentive Plan, as amended and restated effective as of January 1, 2017 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.9
Pentair plc Omnibus Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.10
Pentair plc Outside Directors Nonqualified Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.11
Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.12
Form of Key Executive Employment and Severance Agreement for John L. Stauch and Mark C. Borin (Incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.13
Form of Key Executive Employment and Severance Agreement for Karly R. Frykman and John H. Jacko (Incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.14
Form of Key Executive Employment and Severance Agreement for Karla C. Robertson, Kelly A. Baker and Philip M. Rolchigo (Incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.15
Pentair plc Compensation Plan for Non-Employee Directors, as amended and restated (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.16	Pentair plc Employee Stock Purchase and Bonus Plan, as amended and restated*

10.17	Pentair, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated.*

10.18
Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.19
Pentair, Inc. 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.20
Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.21
Pentair, Inc. Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.22
Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.23
Form of Deed of Indemnification for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.24
Form of Indemnification Agreement for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.25
Form of Executive Officer Key Talent Award Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.26
Form of Executive Officer Stock Option Grant Agreement for grants made on or after January 1, 2017 and prior to February 26, 2018 (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.27
Form of Executive Officer Restricted Stock Unit Grant Agreement for grants made on or after January 2, 2017 and prior to February 26, 2018 (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.28
Form of Executive Officer Performance Unit Grant Agreement for grants made on or after January 1, 2017 and prior to February 26, 2018 (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.29
Form of Executive Officer Restricted Stock Unit Award Agreement for grants made on or after February 26, 2018 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.30
Form of Executive Officer Stock Option Award Agreement for grants made on or after February 26, 2018 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.31
Form of Executive Officer Performance Stock Unit Award Agreement for grants made on or after February 26, 2018 and prior to January 1, 2019 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.32	Form of Executive Officer Performance Stock Unit Award Agreement for grants made on or after January 1, 2019.*

10.33
Retirement Agreement, dated as of March 14, 2018, between Pentair plc and Randall J. Hogan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on March 15, 2018 (File No. 001-11625)).*

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

101
The following materials from Pentair plc’s Annual Report on Form 10-K for the year ended December 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016 and (v) the Notes to the Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2019.

PENTAIR PLC

By	/s/ Mark C. Borin
Mark C. Borin
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 19, 2019.

Signature	Title
/s/ John L. Stauch	President and Chief Executive Officer, Director
John L. Stauch

/s/ Mark C. Borin	Executive Vice President and Chief Financial Officer
Mark C. Borin

/s/ Ademir Sarcevic	Senior Vice President and Chief Accounting Officer
Ademir Sarcevic

*	Director
Glynis A. Bryan

*	Director
Jacques Esculier

*	Director
T. Michael Glenn

*	Director
Theodore L. Harris

*	Director
David A. Jones

*	Director
Michael T. Speetzen

*	Director
Billie I. Williamson

*By	/s/ Karla C. Robertson
Karla C. Robertson
Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts
Pentair plc and Subsidiaries

In millions	Beginning balance	Additions charged (reductions credited) to costs and expenses	Deductions (1)	Other changes (2)	Ending balance
Allowances for doubtful accounts
Year ended December 31, 2018	$10.0	$1.1	$0.9	$2.4	$12.6
Year ended December 31, 2017	$9.0	$2.3	$2.2	$0.9	$10.0
Year ended December 31, 2016	$13.7	$(1.2)	$3.9	$0.4	$9.0

(1)	Uncollectible accounts written off, net of recoveries

(2)	Result of foreign currency effects