Form 10-Q
period 2019-03-31
PENTAIR plc
filed 2019-04-23
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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
Registrant’s telephone number, including area code: 44-74-9421-6154
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On March 31, 2019, 171,891,940 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2019	March 31, 2018
Net sales	$688.9	$732.6
Cost of goods sold	453.3	479.3
Gross profit	235.6	253.3
Selling, general and administrative expenses	147.3	141.8
Research and development expenses	20.7	18.8
Operating income	67.6	92.7
Other (income) expense:
(Gain) loss on sale of business	(3.5)	5.3
Net interest expense	7.3	13.5
Other expense	0.6	0.4
Income from continuing operations before income taxes	63.2	73.5
Provision for income taxes	10.8	15.1
Net income from continuing operations	52.4	58.4
(Loss) income from discontinued operations, net of tax	(1.1)	44.5
Net income	$51.3	$102.9
Comprehensive income, net of tax
Net income	$51.3	$102.9
Changes in cumulative translation adjustment	(1.6)	2.4
Changes in market value of derivative financial instruments, net of tax	4.3	(3.8)
Comprehensive income	$54.0	$101.5
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.31	$0.33
Discontinued operations	(0.01)	0.24
Basic earnings per ordinary share	$0.30	$0.57
Diluted
Continuing operations	$0.30	$0.32
Discontinued operations	—	0.25
Diluted earnings per ordinary share	$0.30	$0.57
Weighted average ordinary shares outstanding
Basic	171.6	179.2
Diluted	172.5	181.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$78.9	$74.3
Accounts and notes receivable, net of allowances of $14.7 and $14.0, respectively	645.7	488.2
Inventories	421.8	387.5
Other current assets	105.2	89.4
Total current assets	1,251.6	1,039.4
Property, plant and equipment, net	279.1	272.6
Other assets
Goodwill	2,283.0	2,072.7
Intangibles, net	361.5	276.3
Other non-current assets	207.0	145.5
Total other assets	2,851.5	2,494.5
Total assets	$4,382.2	$3,806.5
Liabilities and Equity
Current liabilities
Accounts payable	$265.3	$378.6
Employee compensation and benefits	94.2	111.7
Other current liabilities	345.8	328.4
Total current liabilities	705.3	818.7
Other liabilities
Long-term debt	1,370.7	787.6
Pension and other post-retirement compensation and benefits	89.8	90.0
Deferred tax liabilities	124.6	105.9
Other non-current liabilities	221.4	168.2
Total liabilities	2,511.8	1,970.4
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 171.9 and 171.4 issued at March 31, 2019 and December 31, 2018, respectively	1.7	1.7
Additional paid-in capital	1,905.1	1,893.8
Retained earnings	189.5	169.2
Accumulated other comprehensive loss	(225.9)	(228.6)
Total equity	1,870.4	1,836.1
Total liabilities and equity	$4,382.2	$3,806.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2019	March 31, 2018
Operating activities
Net income	$51.3	$102.9
Loss (income) from discontinued operations, net of tax	1.1	(44.5)
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.6)	(0.6)
Depreciation	12.0	12.6
Amortization	8.2	9.3
Deferred income taxes	(1.7)	(9.9)
(Gain) loss on sale of business	(3.5)	5.3
Share-based compensation	5.4	6.0
Trade name and other impairment	15.3	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(154.0)	(146.2)
Inventories	(22.2)	(8.4)
Other current assets	(22.5)	5.6
Accounts payable	(118.2)	(59.7)
Employee compensation and benefits	(18.9)	(30.1)
Other current liabilities	(8.3)	(39.6)
Other non-current assets and liabilities	(0.5)	3.3
Net cash used for operating activities of continuing operations	(257.1)	(194.0)
Net cash provided by operating activities of discontinued operations	0.8	26.4
Net cash used for operating activities	(256.3)	(167.6)
Investing activities
Capital expenditures	(16.8)	(11.5)
Proceeds from sale of property and equipment	0.3	—
Proceeds from (payments due to) the sale of businesses, net	0.7	(13.8)
Acquisitions, net of cash acquired	(287.2)	(0.9)
Other	(1.5)	—
Net cash used for investing activities of continuing operations	(304.5)	(26.2)
Net cash used for investing activities of discontinued operations	—	(5.0)
Net cash used for investing activities	(304.5)	(31.2)
Financing activities
Net receipts of commercial paper and revolving long-term debt	584.1	417.5
Shares issued to employees, net of shares withheld	5.9	0.9
Repurchases of ordinary shares	—	(150.0)
Dividends paid	(31.0)	(63.3)
Net cash provided by financing activities of continuing operations	559.0	205.1
Net cash provided by financing activities of discontinued operations	—	792.7
Net cash provided by financing activities	559.0	997.8
Change in cash held for sale	—	(809.7)
Effect of exchange rate changes on cash and cash equivalents	6.4	(4.8)
Change in cash and cash equivalents	4.6	(15.5)
Cash and cash equivalents, beginning of period	74.3	86.3
Cash and cash equivalents, end of period	$78.9	$70.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	171.4	$1.7	$1,893.8	$169.2	$(228.6)	$1,836.1
Net income	—	—	—	51.3	—	51.3
Other comprehensive income, net of tax	—	—	—	—	2.7	2.7
Dividends declared, $0.18 per share	—	—	—	(31.0)	—	(31.0)
Exercise of options, net of shares tendered for payment	0.3	—	9.1	—	—	9.1
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(3.2)	—	—	(3.2)
Share-based compensation	—	—	5.4	—	—	5.4
Balance - March 31, 2019	171.9	$1.7	$1,905.1	$189.5	$(225.9)	$1,870.4

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	180.3	$1.8	$2,797.7	$2,481.7	$(243.4)	$5,037.8
Net income	—	—	—	102.9	—	102.9
Cumulative effect of accounting changes	—	—	—	(214.0)	—	(214.0)
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	(1.4)
Dividends declared, $0.35 per share	—	—	—	(62.6)	—	(62.6)
Share repurchase	(2.2)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.1	—	5.8	—	—	5.8
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.8)	—	—	(4.8)
Share-based compensation	—	—	6.0	—	—	6.0
Balance - March 31, 2018	178.4	$1.8	$2,654.7	$2,308.0	$(244.8)	$4,719.7
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
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.
Adoption of new accounting standards
On January 1, 2019, we adopted ASU No. 2016-02, “Leases” (“the new lease standard” or “ASC 842”) using the transition method of adoption. Under the transition method of adoption, comparative information has not been restated and continues to be reported under the standards in effect for those periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as one lease cost.
The impact of adopting the new standard primarily relates to the recognition of a lease right-of-use (“ROU”) asset and current and non-current lease liability on the consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As we cannot readily determine the rate implicit in the lease, we use our incremental borrowing rate determined by country of lease origin based on the anticipated lease term as determined at commencement date in determining the present value of lease payments. The ROU asset also excludes any accrued lease payments and unamortized lease incentives.
As of March 31, 2019, $74.7 million was included in Other non-current assets, $19.9 million in Other current liabilities and $57.7 million in Other non-current liabilities, on the Condensed Consolidated Balance Sheets as a result of the new lease standard. There was no impact on our Condensed Consolidated Statements of Operations and Comprehensive Income or Condensed Consolidated Statements of Cash Flows.
Refer to Note 15 for further discussion.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

2.     Revenue
We disaggregate our revenue from contracts with customers by segment, geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 14 for revenue disaggregated by segment.

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018
U.S.	$426.0	$452.4
Western Europe	104.3	110.3
Developing (1)	108.9	113.0
Other Developed (2)	49.7	56.9
Consolidated net sales	$688.9	$732.6
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Residential	$383.6	$412.2
Commercial	150.7	151.8
Industrial	154.6	168.6
Consolidated net sales	$688.9	$732.6

Performance obligations
On March 31, 2019, we had $66.4 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	March 31, 2019	December 31, 2018	$ Change	% Change
Contract assets	$38.4	$36.5	$1.9	5.2%
Contract liabilities	32.9	32.8	0.1	0.3%
Net contract assets	$5.5	$3.7	$1.8	48.6%
The $1.8 million increase in net contract assets from December 31, 2018 to March 31, 2019 was primarily the result of timing of milestone payments. Approximately 50% of our contract liabilities at December 31, 2018 were recognized in revenue in the first quarter of 2019. There were no impairment losses recognized on our contract assets for the three months ended March 31, 2019.

3.Acquisitions and Discontinued Operations
Acquisitions
In February 2019, as part of Filtration Solutions, we completed the acquisitions of Aquion, Inc. (“Aquion”) and Pelican Water Systems (“Pelican”) for $164.7 million and $122.5 million in cash, net of cash acquired, respectively.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

For Aquion, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $94.6 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired as part of the Aquion acquisition include $15.7 million of indefinite-lived trade name intangible assets and $78.8 million of definite-lived customer relationships with an estimated useful life of 15 years.

For Pelican, the excess purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $121.9 million, none of which is expected to be deductible for income tax purposes.

The preliminary purchase price allocation for these acquisitions is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to impacts associated with income taxes and other accruals.

The proforma impact of these acquisitions is not material.

Discontinued Operation — Electrical Separation
On April 30, 2018, we completed the separation of our Electrical business from the rest of Pentair (the “Separation”) by means of a dividend in specie of the Electrical business, which was effected by the transfer of the Electrical business from Pentair to nVent Electric plc (“nVent”) and the issuance by nVent of ordinary shares directly to Pentair shareholders (the “Distribution”). The results of the Electrical business have been presented as discontinued operations. The Electrical business had been previously disclosed as a stand-alone reporting segment. Separation costs related to the Separation and Distribution were $24.6 million for the three months ended March 31, 2018. These costs are reported in discontinued operations as they represent a cost directly related to the Separation and Distribution and are included within (Loss) income from discontinued operations, net of tax presented below.

Operating results of the discontinued operation is summarized below:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Net sales	$—	$538.9
Cost of goods sold	—	330.2
Gross profit	—	208.7
Selling, general and administrative expenses	0.3	137.8
Research and development expenses	—	11.3
Operating income (loss)	$(0.3)	$59.6

(Loss) income from discontinued operations before income taxes	$(0.8)	$58.2
Income tax provision	0.3	13.7
(Loss) income from discontinued operations, net of tax	$(1.1)	$44.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

4.	Share Plans
Total share-based compensation expense for the three months ended March 31, 2019 and 2018 was as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Restricted stock units	$2.8	$2.4
Stock options	1.4	1.2
Performance share units	1.2	2.4
Total share-based compensation expense	$5.4	$6.0

Of the total share-based compensation expense noted above, $2.0 million was reported as part of (Loss) income from discontinued operations, net of tax for the three months ended March 31, 2018.

In the first quarter of 2019, we issued our annual share-based compensation grants under the Pentair plc 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.8 million, of which 0.3 million were restricted stock units (“RSUs”), 0.4 million were stock options and 0.1 million were performance share units (“PSUs”). The weighted-average grant date fair value of the RSUs, stock options and PSUs issued was $40.84, $8.84, and $38.47, respectively.

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2019 Annual Grant
Risk-free interest rate	2.89%
Expected dividend yield	1.78%
Expected share price volatility	23.3%
Expected term (years)	6.1

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
During the three months ended March 31, 2019 and the year ended December 31, 2018, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. These initiatives included the reduction in hourly and salaried headcount of approximately 10 employees and 300 employees, respectively.
Restructuring-related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Severance and related costs	$1.1	$5.4
Other	—	0.2
Total restructuring costs	$1.1	$5.6
Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Restructuring costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Aquatic Systems	$0.9	$1.8
Filtration Solutions	0.4	2.0
Flow Technologies	(0.3)	1.7
Other	0.1	0.1
Consolidated	$1.1	$5.6
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2019:

In millions	March 31, 2019
Beginning balance	$27.1
Costs incurred	1.1
Cash payments and other	(8.0)
Ending balance	$20.2

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2019	March 31, 2018
Net income	$51.3	$102.9
Net income from continuing operations	$52.4	$58.4
Weighted average ordinary shares outstanding
Basic	171.6	179.2
Dilutive impact of stock options, restricted stock units and performance share units	0.9	2.3
Diluted	172.5	181.5
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.31	$0.33
Discontinued operations	(0.01)	0.24
Basic earnings per ordinary share	$0.30	$0.57
Diluted
Continuing operations	$0.30	$0.32
Discontinued operations	—	0.25
Diluted earnings per ordinary share	$0.30	$0.57
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.7	0.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.    Supplemental Balance Sheet Information

In millions	March 31, 2019	December 31, 2018
Inventories
Raw materials and supplies	$208.5	$191.3
Work-in-process	68.3	64.0
Finished goods	145.0	132.2
Total inventories	$421.8	$387.5
Other current assets
Cost in excess of billings	$38.4	$36.5
Prepaid expenses	52.7	36.7
Prepaid income taxes	5.3	8.5
Other current assets	8.8	7.7
Total other current assets	$105.2	$89.4
Property, plant and equipment, net
Land and land improvements	$33.6	$33.5
Buildings and leasehold improvements	179.6	178.9
Machinery and equipment	604.1	593.8
Construction in progress	39.6	35.7
Total property, plant and equipment	856.9	841.9
Accumulated depreciation and amortization	577.8	569.3
Total property, plant and equipment, net	$279.1	$272.6
Other non-current assets
Right-of-use lease assets	$74.7	$—
Deferred income taxes	26.3	26.2
Deferred compensation plan assets	21.2	20.9
Other non-current assets	84.8	98.4
Total other non-current assets	$207.0	$145.5
Other current liabilities
Dividends payable	$30.9	$30.8
Accrued warranty	34.6	33.9
Accrued rebates	45.7	55.7
Billings in excess of cost	19.7	21.3
Current lease liability	19.9	—
Income taxes payable	9.9	10.4
Accrued restructuring	20.2	27.1
Other current liabilities	164.9	149.2
Total other current liabilities	$345.8	$328.4
Other non-current liabilities
Long-term lease liability	$57.7	$—
Income taxes payable	46.8	46.8
Self-insurance liabilities	45.7	47.7
Deferred compensation plan liabilities	21.2	20.9
Foreign currency contract liabilities	23.9	30.6
Other non-current liabilities	26.1	22.2
Total other non-current liabilities	$221.4	$168.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2018	Acquisitions	Foreign currency translation/other	March 31, 2019
Aquatic Systems	$965.9	$—	$(0.6)	$965.3
Filtration Solutions	643.5	216.5	(4.5)	855.5
Flow Technologies	463.3	—	(1.1)	462.2
Total goodwill	$2,072.7	$216.5	$(6.2)	$2,283.0
Identifiable intangible assets consisted of the following:

	March 31, 2019			December 31, 2018
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$424.6	$(253.3)	$171.3	$347.1	$(247.9)	$99.2
Trade names	0.4	(0.4)	—	0.4	(0.4)	—
Proprietary technology and patents	85.5	(69.6)	15.9	86.2	(68.4)	17.8
Total definite-life intangibles	510.5	(323.3)	187.2	433.7	(316.7)	117.0
Indefinite-life intangibles
Trade names	174.3	—	174.3	159.3	—	159.3
Total intangibles	$684.8	$(323.3)	$361.5	$593.0	$(316.7)	$276.3
Identifiable intangible asset amortization expense $8.2 million and $9.3 million for the three months ended March 31, 2019 and 2018, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2019 and the next five years is as follows:

	Q2-Q4
In millions	2019	2020	2021	2022	2023	2024
Estimated amortization expense	$23.4	$27.5	$22.4	$15.3	$13.0	$12.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2019	Maturity Year	March 31, 2019	December 31, 2018
Commercial paper	3.171%	2023	$681.2	$76.0
Revolving credit facilities	3.595%	2023	5.0	26.2
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	153.6	155.1
Senior notes - fixed rate (1)	3.625%	2020	74.0	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Unamortized debt issuance costs and discounts	N/A	N/A	(4.5)	(5.1)
Total debt			$1,370.7	$787.6
(1) Senior notes are guaranteed as to payment by Pentair and PISG.

In April 2018, Pentair, Pentair Investments Switzerland GmbH (“PISG”), Pentair Finance S.à r.l. (“PFSA”) and Pentair, Inc. entered into a credit agreement, providing for an $800.0 million senior unsecured revolving credit facility with a term of five years (the “Senior Credit Facility”), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Senior Credit Facility replaced PFSA’s existing credit facility under that certain Amended and Restated Credit Agreement, dated as of October 3, 2014. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $681.2 million of commercial paper outstanding as of March 31, 2019 and $76.0 million as of December 31, 2018, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Total availability under the Senior Credit Facility was $113.8 million as of March 31, 2019. Additionally, PFSA has the option to request to increase the Senior Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. We anticipate that, during the second quarter of 2019, PFSA will request an increase in the Senior Credit Facility of $100.0 million pursuant to such option.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 31, 2019, we were in compliance with all financial covenants in our debt agreements.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.2 million, of which there were no outstanding borrowings at March 31, 2019. Borrowings under these credit facilities bear interest at variable rates.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

We have $403.6 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of March 31, 2019 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2019 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2019	2020	2021	2022	2023	2024	Thereafter	Total
Contractual debt obligation maturities	$403.6	$74.0	$103.8	$88.3	$686.2	$—	$19.3	$1,375.2

10.	Derivatives and Financial Instruments
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

At March 31, 2019 and December 31, 2018, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $313.6 million and $331.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated other comprehensive loss (“AOCI”) and into Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income upon settlement. Such reclassifications during the three months ended March 31, 2019 and 2018 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the “2019 Euro Notes”) as a net investment hedge for a portion of our net investment in our Euro-denominated subsidiaries. In June 2018, the Company completed a tender offer for €363.4 million of the 2019 Euro Notes. The remaining €136.6 million of the 2019 Euro Notes have been re-designated as a net investment hedge in our Euro-denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. We had a deferred foreign currency gain of $0.7 million at March 31, 2019 and a deferred foreign currency loss of $0.8 million at December 31, 2018 in AOCI associated with the net investment hedge activity.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2019		December 31, 2018
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$686.2	$686.2	$102.2	$102.2
Fixed rate debt	689.0	694.6	690.5	691.8
Total debt	$1,375.2	$1,380.8	$792.7	$794.0
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.3	$—	$—	$0.3
Foreign currency contract liabilities	—	(23.9)	—	—	(23.9)
Deferred compensation plan assets	17.0	—	—	4.2	21.2
Total recurring fair value measurements	$17.0	$(23.6)	$—	$4.2	$(2.4)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2018
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(30.6)	$—	$—	$(30.6)
Deferred compensation plan assets	17.6	—	—	3.3	20.9
Total recurring fair value measurements	$17.6	$(30.6)	$—	$3.3	$(9.7)

11.	Income Taxes
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
The effective income tax rate for the three months ended March 31, 2019 was 17.1%, compared to 20.5% for the three months ended March 31, 2018. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $49.6 million and $51.4 million at March 31, 2019 and December 31, 2018, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Service cost	$0.7	$1.0
Interest cost	2.7	3.0
Expected return on plan assets	(1.7)	(2.2)
Net periodic benefit cost	$1.7	$1.8
Components of net periodic benefit cost for our other post-retirement plans for the three months ended March 31, 2019 and 2018 were not material.

13.	Shareholders’ Equity
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. There were no share repurchases during the three months ended March 31, 2019. As of March 31, 2019, we had $400.0 million available for share repurchases.
Dividends payable
On December 10, 2018, the Board of Directors declared a quarterly cash dividend of $0.18, that was paid on February 8, 2019, to shareholders of record at the close of business on January 25, 2019. Additionally, the Board of Directors approved a plan to pay an annual cash dividend of $0.72 in 2019. Further, on February 19, 2019, the Board of Directors declared a quarterly cash dividend of $0.18 payable on May 3, 2019, to shareholders of record at the close of business on April 19, 2019. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.9 million at March 31, 2019, compared to $30.8 million at December 31, 2018.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Net sales
Aquatic Systems	$220.5	$240.4
Filtration Solutions	239.3	251.6
Flow Technologies	228.7	240.3
Other	0.4	0.3
Consolidated	$688.9	$732.6
Segment income (loss)
Aquatic Systems	$52.4	$60.0
Filtration Solutions	33.7	33.7
Flow Technologies	30.1	38.7
Other	(17.5)	(15.4)
Consolidated	$98.7	$117.0
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Segment income	$98.7	$117.0
Deal-related costs and expenses	(4.2)	—
Inventory step-up	(1.7)	—
Restructuring and other	(1.1)	(5.6)
Intangible amortization	(8.2)	(9.3)
Asset impairment	(15.3)	—
Gain (loss) on sale of business	3.5	(5.3)
Corporate allocations	—	(8.8)
Net interest expense	(7.3)	(13.5)
Other expense	(1.2)	(1.0)
Income from continuing operations before income taxes	$63.2	$73.5

15.	Commitments and Contingencies
Leases
We determine if an arrangement is a lease at inception. Our lease portfolio principally consists of operating leases related to facilities, machinery, equipment and vehicles. Our lease terms do not include options to extend or terminate the lease until we are reasonably certain that we will exercise that option. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term and principally consists of fixed payments for base rent.
The components of lease cost for the three months ended March 31, 2019 were as follows:

In millions	March 31, 2019
Operating lease cost	$8.6
Sublease income	(0.2)
Total lease cost	$8.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

In millions	March 31, 2019
Operating cash flows from operating leases	$6.6
Right-of-use assets obtained in exchange for lease obligations	79.5
Other information related to leases was as follows:

March 31, 2019
Weighted-average remaining lease term of operating leases	5 years
Weighted-average discount rate of operating leases	6.2%
Future minimum lease commitments under non-cancelable operating leases, as of March 31, 2019 were as follows:

In millions	Operating Leases
Q2 through Q4 2019	$18.5
2020	19.6
2021	14.9
2022	12.3
2023	10.3
Thereafter	15.6
Total lease payments	91.2
Less: imputed interest	(13.6)
Total	$77.6
Future minimum lease commitments under non-cancelable operating leases based on accounting standards applicable as of December 31, 2018 were as follows:

In millions	Operating Leases
2019	$23.2
2020	17.6
2021	13.3
2022	11.1
2023	9.5
Thereafter	13.8
Total	$88.5

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

Generally, the maximum obligation under such indemnifications is not explicitly stated and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material adverse effect on our financial position, results of operations or cash flows.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

We recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In connection with the disposition of the Valves & Controls business in 2017, we agreed to indemnify Emerson Electric Co. for certain pre-closing tax liabilities. We have recorded a liability representing the fair value of our expected future obligation for this matter.
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.
The changes in the carrying amount of service and product warranties of continuing operations for the three months ended March 31, 2019 were as follows:

In millions	March 31, 2019
Beginning balance	$33.9
Service and product warranty provision	11.2
Payments	(10.5)
Ending balance	$34.6
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
As of March 31, 2019 and December 31, 2018, the outstanding value of bonds, letters of credit and bank guarantees totaled $121.6 million and $123.6 million, respectively.

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
The following supplemental financial information sets forth the Company’s Condensed Consolidating Statements of Operations and Comprehensive Income (Loss), Condensed Consolidating Balance Sheets and Condensed Consolidating Statements of Cash Flows by relevant group within the Company: Pentair plc and PISG as the guarantors, PFSA as issuer of the debt and all other non-guarantor subsidiaries. Condensed consolidating financial information for Pentair plc, PISG and PFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$688.9	$—	$688.9
Cost of goods sold	—	—	—	453.3	—	453.3
Gross profit	—	—	—	235.6	—	235.6
Selling, general and administrative expenses	3.0	0.1	0.3	143.9	—	147.3
Research and development expenses	—	—	—	20.7	—	20.7
Operating (loss) income	(3.0)	(0.1)	(0.3)	71.0	—	67.6
(Earnings) loss from continuing operations of investment in subsidiaries	(55.4)	(56.9)	(57.7)	—	170.0	—
Other (income) expense:
Gain on sale of business	—	—	—	(3.5)	—	(3.5)
Net interest expense	—	1.4	0.5	5.4	—	7.3
Other expense	—	—	—	0.6	—	0.6
Income (loss) from continuing operations before income taxes	52.4	55.4	56.9	68.5	(170.0)	63.2
Provision for income taxes	—	—	—	10.8	—	10.8
Net income (loss) from continuing operations	52.4	55.4	56.9	57.7	(170.0)	52.4
Loss from discontinued operations, net of tax	—	—	—	(1.1)	—	(1.1)
(Loss) earnings from discontinued operations of investment in subsidiaries	(1.1)	(1.1)	(1.1)	—	3.3	—
Net income (loss)	$51.3	$54.3	$55.8	$56.6	$(166.7)	$51.3
Comprehensive income (loss), net of tax
Net income (loss)	$51.3	$54.3	$55.8	$56.6	$(166.7)	$51.3
Changes in cumulative translation adjustment	(1.6)	(1.6)	(1.6)	(1.6)	4.8	(1.6)
Changes in market value of derivative financial instruments, net of tax	4.3	4.3	4.3	4.3	(12.9)	4.3
Comprehensive income (loss)	$54.0	$57.0	$58.5	$59.3	$(174.8)	$54.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
March 31, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.1	$—	$—	$78.8	$—	$78.9
Accounts and notes receivable, net	—	—	6.3	645.7	(6.3)	645.7
Inventories	—	—	—	421.8	—	421.8
Other current assets	3.1	—	0.1	102.0	—	105.2
Total current assets	3.2	—	6.4	1,248.3	(6.3)	1,251.6
Property, plant and equipment, net	—	—	—	279.1	—	279.1
Other assets
Investments in subsidiaries	1,965.9	2,099.7	2,740.2	—	(6,805.8)	—
Goodwill	—	—	—	2,283.0	—	2,283.0
Intangibles, net	—	—	—	361.5	—	361.5
Other non-current assets	23.4	—	1,319.5	813.1	(1,949.0)	207.0
Total other assets	1,989.3	2,099.7	4,059.7	3,457.6	(8,754.8)	2,851.5
Total assets	$1,992.5	$2,099.7	$4,066.1	$4,985.0	$(8,761.1)	$4,382.2
Liabilities and Equity
Current liabilities
Accounts payable	$6.3	$—	$—	$265.3	$(6.3)	$265.3
Employee compensation and benefits	0.3	0.1	—	93.8	—	94.2
Other current liabilities	35.7	1.3	6.7	302.1	—	345.8
Total current liabilities	42.3	1.4	6.7	661.2	(6.3)	705.3
Other liabilities
Long-term debt	59.7	132.4	1,959.9	1,167.7	(1,949.0)	1,370.7
Pension and other post-retirement compensation and benefits	—	—	—	89.8	—	89.8
Deferred tax liabilities	—	—	—	124.6	—	124.6
Other non-current liabilities	20.1	—	—	201.3	—	221.4
Total liabilities	122.1	133.8	1,966.6	2,244.6	(1,955.3)	2,511.8
Equity	1,870.4	1,965.9	2,099.5	2,740.4	(6,805.8)	1,870.4
Total liabilities and equity	$1,992.5	$2,099.7	$4,066.1	$4,985.0	$(8,761.1)	$4,382.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$(31.8)	$57.1	$54.6	$(172.8)	$(163.4)	$(256.3)
Investing activities
Capital expenditures	—	—	—	(16.8)	—	(16.8)
Proceeds from sale of property and equipment	—	—	—	0.3	—	0.3
Proceeds from the sale of businesses	—	—	—	0.7	—	0.7
Acquisitions, net of cash acquired	—	—	—	(287.2)	—	(287.2)
Net intercompany loan activity	—	—	(627.8)	(21.9)	649.7	—
Other	—	—	—	(1.5)	—	(1.5)
Net cash provided by (used for) investing activities	—	—	(627.8)	(326.4)	649.7	(304.5)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	605.2	(21.1)	—	584.1
Net change in advances to subsidiaries	56.9	(57.1)	(33.6)	520.1	(486.3)	—
Shares issued to employees, net of shares withheld	5.9	—	—	—	—	5.9
Dividends paid	(31.0)	—	—	—	—	(31.0)
Net cash provided by (used for) financing activities	31.8	(57.1)	571.6	499.0	(486.3)	559.0
Effect of exchange rate changes on cash and cash equivalents	—	—	1.5	4.9	—	6.4
Change in cash and cash equivalents	—	—	(0.1)	4.7	—	4.6
Cash and cash equivalents, beginning of period	0.1	—	0.1	74.1	—	74.3
Cash and cash equivalents, end of period	$0.1	$—	$—	$78.8	$—	$78.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$732.6	$—	$732.6
Cost of goods sold	—	—	—	479.3	—	479.3
Gross profit	—	—	—	253.3	—	253.3
Selling, general and administrative expenses	7.1	—	0.1	134.6	—	141.8
Research and development expenses	—	—	—	18.8	—	18.8
Operating (loss) income	(7.1)	—	(0.1)	99.9	—	92.7
(Earnings) loss from continuing operations of investment in subsidiaries	(65.5)	(65.2)	(77.9)	—	208.6	—
Other (income) expense:
Loss on sale of business	—	—	—	5.3	—	5.3
Net interest (income) expense	—	(0.3)	12.6	1.2	—	13.5
Other expense	—	—	—	0.4	—	0.4
Income (loss) from continuing operations before income taxes	58.4	65.5	65.2	93.0	(208.6)	73.5
Provision for income taxes	—	—	—	15.1	—	15.1
Net income (loss) from continuing operations	58.4	65.5	65.2	77.9	(208.6)	58.4
Income from discontinued operations, net of tax	—	—	—	44.5	—	44.5
Earnings (loss) from discontinued operations of investment in subsidiaries	44.5	44.5	44.5	—	(133.5)	—
Net income (loss)	$102.9	$110.0	$109.7	$122.4	$(342.1)	$102.9
Comprehensive income (loss), net of tax
Net income (loss)	$102.9	$110.0	$109.7	$122.4	$(342.1)	$102.9
Changes in cumulative translation adjustment	2.4	2.4	2.4	2.4	(7.2)	2.4
Changes in market value of derivative financial instruments, net of tax	(3.8)	(3.8)	(3.8)	(3.8)	11.4	(3.8)
Comprehensive income (loss)	$101.5	$108.6	$108.3	$121.0	$(337.9)	$101.5

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$82.8	$111.6	$109.3	$4.3	$(475.6)	$(167.6)
Investing activities
Capital expenditures	—	—	—	(11.5)	—	(11.5)
Proceeds from sale of property and equipment	—	—	—	—	—	—
Proceeds from sale of businesses, net	—	—	—	(13.8)	—	(13.8)
Acquisitions, net of cash acquired	—	—	—	(0.9)	—	(0.9)
Net intercompany loan activity	—	(1.9)	(262.6)	103.1	161.4	—
Net cash provided by (used for) investing activities of continuing operations	—	(1.9)	(262.6)	76.9	161.4	(26.2)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(5.0)	—	(5.0)
Net cash provided by (used for) investing activities	—	(1.9)	(262.6)	71.9	161.4	(31.2)
Financing activities
Net repayments of commercial paper and revolving long-term debt	—	—	223.8	193.7	—	417.5
Net change in advances to subsidiaries	129.8	(109.7)	(91.6)	(242.7)	314.2	—
Shares issued to employees, net of shares withheld	0.9	—	—	—	—	0.9
Repurchases of ordinary shares	(150.0)	—	—	—	—	(150.0)
Dividends paid	(63.3)	—	—	—	—	(63.3)
Net cash provided by (used for) financing activities of continuing operations	(82.6)	(109.7)	132.2	(49.0)	314.2	205.1
Net cash provided by financing activities of discontinued operations	—	—	—	792.7	—	792.7
Net cash provided by (used for) financing activities	(82.6)	(109.7)	132.2	743.7	314.2	997.8
Change in cash held for sale	—	—	—	(809.7)	—	(809.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	21.1	(25.9)	—	(4.8)
Change in cash and cash equivalents	0.2	—	—	(15.7)	—	(15.5)
Cash and cash equivalents, beginning of period	—	—	—	86.3	—	86.3
Cash and cash equivalents, end of period	$0.2	$—	$—	$70.6	$—	$70.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include overall global economic and business conditions impacting our business, including the strength of housing and related markets; demand, competition and pricing pressures in the markets we serve; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; the ability to successfully integrate the Aquion, Inc. (“Aquion”) and Pelican Water Systems (“Pelican”) acquisitions; the ability to achieve the benefits of our restructuring plans and cost reduction initiatives; risks associated with operating foreign businesses; the impact of material cost and other inflation; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; the ability to realize the anticipated benefits from the Separation (as defined below); and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of three reporting segments: Aquatic Systems, Filtration Solutions and Flow Technologies. For the first three months of 2019, the Aquatic Systems, Filtration Solutions and Flow Technologies segments represented approximately 32%, 35% and 33% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

•
Flow Technologies — This segment manufactures and sells products ranging from light-duty diaphragm pumps to high-flow turbine pumps and solid handling pumps while serving the global residential, commercial and industrial markets. These pumps are used in a range of applications, including residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, fluid delivery, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray.

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

In February 2019, as part of Filtration Solutions, we completed the acquisitions of Aquion and Pelican for $164.7 million and $122.5 million in cash, net of cash acquired, respectively. Aquion offers a diverse line of water conditioners, water filters, drinking-water purifiers, ozone and ultraviolet disinfection systems, reverse osmosis systems and acid neutralizers for the residential and commercial water treatment industry. Pelican provides residential whole home water treatment systems.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first three months of 2019 and may impact our results in the future:

•
Wet and cold weather delayed pool construction activity in several key markets during the three months ended March 31, 2019. In addition, we have seen moderating growth in several of our end markets, primarily in our Filtration Solutions end markets in Europe. We have not seen any significant changes in demand trends within the important Aquatic Systems markets. The inclement weather also impacted our higher margin Specialty Ag Spray business within our Flow Technologies segment. As a result of slower sell-through during the first quarter of 2019, inventory levels were not reduced to the levels we originally anticipated.  We expect inventory levels in the channel to come down as stronger sell-through resumes in the second and third quarters of 2019. Our financial results for future quarters may be negatively impacted if stronger inventory sell-through or end market growth does not resume in future quarters.

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

In 2019, our operating objectives include the following:

•	Accelerating the Pentair Integrated Management System (“PIMS”), with specific focus on the area of commercial excellence and acquisition integrations;

•
Delivering our growth priorities through new products and global and market expansion, specifically in the areas of pool and residential and commercial water treatment especially through acquisitions and focus on China and Southeast Asia;

•	Optimizing our technological capabilities to increasingly generate innovative new products and advance digital transformation; and

•	Building a growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018	$ Change	% / Point Change
Net sales	$688.9	$732.6	$(43.7)	(6.0)%
Cost of goods sold	453.3	479.3	(26.0)	(5.4)%
Gross profit	235.6	253.3	(17.7)	(7.0)%
% of net sales	34.2%	34.6%		(0.4	) pts

Selling, general and administrative expenses	147.3	141.8	5.5	3.9%
% of net sales	21.4%	19.4%		2.0	pts
Research and development expenses	20.7	18.8	1.9	10.1%
% of net sales	3.0%	2.6%		0.4	pts

Operating income	67.6	92.7	(25.1)	(27.1)%
% of net sales	9.8%	12.7%		(2.9	) pts

(Gain) loss on sale of business	(3.5)	5.3	(8.8)	(166.0)%
Other expense	0.6	0.4	0.2	50.0%
Net interest expense	7.3	13.5	(6.2)	(45.9)%

Income from continuing operations before income taxes	63.2	73.5	(10.3)	(14.0)%
Provision for income taxes	10.8	15.1	(4.3)	(28.5)%
Effective tax rate	17.1%	20.5%		(3.4	) pts
Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2019
over the prior year period
Volume	(6.2)%
Price	2.0
Core growth	(4.2)
Acquisition (divestiture)	0.6
Currency	(2.4)
Total	(6.0)%
The 6.0 percentage point decrease in net sales in the first quarter of 2019 from 2018 was primarily driven by:

•
decreased sales volume in our Aquatic Systems segment and agriculture-related business in our Flow Technologies segment due to cold and wet weather and higher than anticipated inventory levels in some of our key distribution channels; and

•	unfavorable foreign currency effects for the three months ended March 31, 2019.
This decrease was partially offset by:

•	selective increases in selling prices; and

•	the impact of the Aquion and Pelican acquisitions.

Gross profit
The 0.4 percentage point decrease in gross profit as a percentage of sales in the first quarter of 2019 from 2018 was primarily driven by:

•	unfavorable mix as a result of a 6.4 percent core growth decrease in the higher margin Aquatic Systems segment; and

•	inflationary increases related to labor costs and certain raw materials.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher contribution margin as a result of savings generated from our PIMS initiatives including lean and supply management practices.
Selling, general and administrative expenses (“SG&A”)
The 2.0 percentage point increase in SG&A as a percentage of sales in the first quarter of 2019 from 2018 was primarily driven by:

•	a one-time asset impairment of $15.3 million; and

•	increased investment in sales and marketing to drive growth.
This increase was partially offset by:

•	restructuring and other costs of $1.1 million in the first quarter of 2019 compared to $5.6 million in the first quarter of 2018; and

•	savings generated from restructuring and other lean initiatives.
Net interest expense
The 45.9 percent decrease in net interest expense in the first quarter of 2019 from 2018 was primarily driven by:

•
the impact of lower debt levels during the first quarter of 2019, compared to the comparable periods in 2018. In June 2018, the proceeds from the Separation were utilized to repay the remaining $255.3 million aggregate principal amount of our 2.9% fixed rate senior notes due 2018 and for the early extinguishment of €363.4 million aggregate principal amount of our 2.45% senior notes due 2019.

This decrease was partially offset by:

•	increased expense due to a higher outstanding commercial paper balance in 2019 compared to 2018, which was primarily used to fund the Aquion and Pelican acquisitions.
Provision for income taxes
The 3.4 percentage point decrease in the effective tax rate in the first quarter of 2019 from 2018 was primarily driven by:
•the mix of global earnings; and
•the impact of less nondeductible interest expense in 2019 compared to 2018.
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

Aquatic Systems
The net sales and segment income for Aquatic Systems were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018	% / Point Change
Net sales	$220.5	$240.4	(8.3)%
Segment income	52.4	60.0	(12.7)%
% of net sales	23.8%	25.0%	(1.2	) pts
Net sales
The components of the change in Aquatic Systems net sales from the prior period were as follows:

Three months ended March 31, 2019
over the prior year period
Volume	(10.0)%
Price	3.6
Core growth	(6.4)
Acquisition (divestiture)	(1.1)
Currency	(0.8)
Total	(8.3)%
The 8.3 percent decrease in net sales for Aquatic Systems in the first quarter of 2019 from 2018 was primarily driven by:

•	sales volume declines due to cold, wet weather and higher than anticipated inventory levels in some of our key distribution channels impacting our residential and commercial businesses;

•	the impact of divestitures; and

•	unfavorable foreign currency effects compared to the same period of the prior year.
This decrease was partially offset by:

•	selective increases in selling prices.
Segment income
The components of the change in Aquatic Systems segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2019
	over the prior year period
Growth	(2.2	) pts
Inflation	(3.2)
Productivity/Price	4.2
Total	(1.2	) pts
The 1.2 percentage point decrease in segment income for Aquatic Systems as a percentage of net sales in the first quarter of 2019 from 2018 was primarily driven by:

•	inflationary increases related to labor costs and certain raw materials; and

•	sales declines in our residential and commercial businesses.

This decrease was partially offset by:

•	selective increases in selling prices to mitigate impacts of inflation; and

•	increased productivity.
Filtration Solutions
The net sales and segment income for Filtration Solutions were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018	% / Point Change
Net sales	$239.3	$251.6	(4.9)%
Segment income	33.7	33.7	—
% of net sales	14.1%	13.4%	0.7	pts
Net sales
The components of the change in Filtration Solutions net sales from the prior period were as follows:

Three months ended March 31, 2019
over the prior year period
Volume	(7.1)%
Price	1.1
Core growth	(6.0)
Acquisition (divestiture)	4.8
Currency	(3.7)
Total	(4.9)%
The 4.9 percent decrease in net sales for Filtration Solutions in the first quarter of 2019 from 2018 was primarily driven by:

•	decreased sales volume in our residential and commercial businesses, partially due to lower component sales as Aquion sales are now considered intercompany;

•	modest sales declines in Europe;

•	unfavorable foreign currency effects compared to the same period of the prior year.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales due to the Aquion and Pelican acquisitions.

Segment income
The components of the change in Filtration Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2019
	over the prior year period
Growth	0.1	pts
Inflation	(2.9)
Productivity/Price	3.5
Total	0.7	pts
The 0.7 percentage point increase in segment income for Filtration Solutions as a percentage of net sales in the first quarter of 2019 from 2018 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	increased productivity and positive mix; and

•	the impact of the Aquion and Pelican acquisitions.
The increase was partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Flow Technologies
The net sales and segment income for Flow Technologies were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018	% / Point Change
Net sales	$228.7	$240.3	(4.8)%
Segment income	30.1	38.7	(22.2)%
% of net sales	13.2%	16.1%	(2.9	) pts
Net sales
The components of the change in Flow Technologies net sales from the prior period were as follows:

Three months ended March 31, 2019
over the prior year period
Volume	(1.5)%
Price	1.2
Core growth	(0.3)
Acquisition (divestiture)	(2.1)
Currency	(2.4)
Total	(4.8)%
The 4.8 percent decrease in net sales for Flow Technologies in the first quarter of 2019 from 2018 was primarily driven by:

•	unfavorable foreign currency effects compared to the same period of the prior year;

•	the impact of divestitures; and

•	decreased sales volume primarily in our higher margin, seasonal agriculture-related business due to cold, wet weather.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.

Segment income
The components of the change in Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2019
	over the prior year period
Growth	(1.1	) pts
Inflation	(3.6)
Productivity/Price	1.8
Total	(2.9	) pts
The 2.9 percentage point decrease in segment income for Flow Technologies as a percentage of net sales in the first quarter of 2019 from 2018 was primarily driven by:

•	decreased sales volumes in our higher margin Specialty Ag Spray business, which resulted in decreased leverage on operating expenses;

•	inflationary increases related to labor costs and certain raw materials;

•	the impact of divestitures; and

•	decreased sales volume in our residential and industrial businesses.
The decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased productivity.
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

Operating activities
Cash used for operating activities of continuing operations was $257.1 million in the first three months of 2019, compared to $194.0 million in the same period of 2018.
The $257.1 million in net cash used for operating activities of continuing operations in the first three months of 2019 primarily reflects an increase in net working capital. Operating cash flows in the first three months of 2019 were negatively impacted by $344.1 million due to the increase in net working capital, primarily the result of an increase in accounts receivable in anticipation of our distributors’ peak sales season in the second and third quarters. The increase in net working capital was offset by $87.9 million of net income from continuing operations, net of non-cash depreciation, amortization and asset impairments.

The $194.0 million in net cash used for operating activities of continuing operations in the first three months of 2018 primarily reflects an increase in net working capital of $278.4 million, offset by $80.3 million of net income from continuing operations, net of non-cash depreciation and amortization.
Investing activities
Cash used for investing activities of continuing operations was $304.5 million in the first three months of 2019, compared to $26.2 million in the same period of 2018. Net cash used for investing activities of continuing operations in the first three months of 2019 primarily reflects capital expenditures of $16.8 million and cash paid for the Aquion and Pelican acquisitions of $287.2 million, net of cash acquired.
Net cash used for investing activities of continuing operations in the first three months of 2018 primarily reflects cash paid for the settlement of a working capital adjustment related to the sale of the Valves & Controls business and capital expenditures of $11.5 million.
Financing activities
Net cash provided by financing activities of continuing operations was $559.0 million in the first three months of 2019, compared with $205.1 million in the prior year period. Net cash provided by financing activities of continuing operations in the first three months of 2019 primarily relates to net receipts of commercial paper and revolving long-term debt of $584.1 million used to fund the Aquion and Pelican acquisitions and our working capital needs, partially offset by payment of dividends of $31.0 million.

Net cash provided by financing activities of continuing operations in the first three months 2018 primarily relates to net receipts of commercial paper and revolving long-term debt of $417.5 million, partially offset by $150.0 million of share repurchases and $63.3 million for the payment of dividends.

In April 2018, Pentair, Pentair Investments Switzerland GmbH (“PISG”), Pentair Finance S.à r.l. (“PFSA”) and Pentair, Inc. entered into a credit agreement, providing for a five-year $800.0 million senior unsecured revolving credit facility (the “Senior Credit Facility”), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Senior Credit Facility replaced PFSA’s existing credit facility under that certain Amended and Restated Credit Agreement, dated as of October 3, 2014. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $681.2 million of commercial paper outstanding as of March 31, 2019 and $76.0 million as of December 31, 2018, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Total availability under the Senior Credit Facility was $113.8 million as of March 31, 2019. Additionally, PFSA has the option to request to increase the Senior Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. We anticipate that, during the second quarter of 2019, PFSA will request an increase in the Senior Credit Facility of $100.0 million pursuant to such option.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 31, 2019, we were in compliance with all financial covenants in our debt agreements.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.2 million, of which there were no outstanding borrowings at March 31, 2019. Borrowings under these credit facilities bear interest at variable rates.

We have $403.6 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of March 31, 2019 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of March 31, 2019, we have $48.2 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. There were no share repurchases during the three months ended March 31, 2019. As of March 31, 2019, we had $400.0 million available for share repurchases.
Dividends payable
On December 10, 2018, the Board of Directors declared a quarterly cash dividend of $0.18, that was paid on February 8, 2019, to shareholders of record at the close of business on January 25, 2019. Additionally, the Board of Directors approved a plan to pay an annual cash dividend of $0.72 in 2019. Additionally, on February 19, 2019, the Board of Directors declared a quarterly cash dividend of $0.18 payable on May 3, 2019, to shareholders of record at the close of business on April 19, 2019. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.9 million at March 31, 2019, compared to $30.8 million at December 31, 2018.
We paid dividends in the first three months of 2019 of $31.0 million, or $0.18 per ordinary share compared with $63.3 million, or $0.35 per ordinary share, in the prior year period.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles (“GAAP”) reported amount (e.g., retained earnings). Our distributable reserve balance was $6.5 billion as of December 31, 2018.
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

The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Net cash used for operating activities of continuing operations	$(257.1)	$(194.0)
Capital expenditures of continuing operations	(16.8)	(11.5)
Proceeds from sale of property and equipment of continuing operations	0.3	—
Free cash flow from continuing operations	$(273.6)	$(205.5)
Net cash provided by operating activities of discontinued operations	0.8	26.4
Capital expenditures of discontinued operations	—	(5.3)
Proceeds from sale of property and equipment of discontinued operations	—	2.3
Free cash flow	$(272.8)	$(182.1)
NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards.
CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2018 Annual Report on Form 10-K, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2019. For additional information, refer to Item 7A of our 2018 Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2019, there were approximately 650 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
Environmental matters
We have been named as defendant, target or a potentially responsible party (“PRP”) in a number of environmental clean-ups relating to our current or former business units. We have disposed of a number of businesses in recent years, and in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of March 31, 2019, our recorded reserves for environmental matters were not material. We do not anticipate our remaining environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2018 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2019:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 26	79,685	$29.72	—	$400,000,120
January 27 - February 23	320	$39.30	—	$400,000,120
February 23 - March 31	24,471	$35.18	—	$400,000,120
Total	104,476		—

(a)
The purchases in this column include 79,685 shares for the period January 1 - January 26, 320 shares for the period January 27 - February 23 and 24,471 shares for the period February 23 - March 31 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

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

(d)
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The 2018 authorization expires on May 31, 2021. We have $400.0 million remaining availability for repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2019

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2019.

Pentair plc
Registrant

By	/s/ Mark C. Borin
Mark C. Borin
Executive Vice President and Chief Financial Officer

By	/s/ Ademir Sarcevic
Ademir Sarcevic
Senior Vice President and Chief Accounting Officer