Form 10-Q
period 2019-06-30
PENTAIR plc
filed 2019-07-23
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-11625
Pentair plc

(Exact name of Registrant as specified in its charter)

Ireland		98-1141328
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Regal House, 70 London Road,	Twickenham,	London,	TW13QS	United Kingdom
(Address of principal executive offices)
Registrant’s telephone number, including area code: 44-74-9421-6154

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	PNR	New York Stock Exchange
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

On June 30, 2019, 168,049,131 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$799.5	$780.6	$1,488.4	$1,513.2
Cost of goods sold	512.8	498.0	966.1	977.3
Gross profit	286.7	282.6	522.3	535.9
Selling, general and administrative expenses	132.2	140.9	279.5	282.7
Research and development expenses	20.7	19.1	41.4	37.9
Operating income	133.8	122.6	201.4	215.3
Other (income) expense:
Loss (gain) on sale of business	0.1	0.9	(3.4)	6.2
Loss on early extinguishment of debt	—	17.1	—	17.1
Net interest expense	9.4	10.1	16.7	23.6
Other income	(12.9)	(4.2)	(12.3)	(3.8)
Income from continuing operations before income taxes	137.2	98.7	200.4	172.2
Provision for income taxes	22.1	20.8	32.9	35.9
Net income from continuing operations	115.1	77.9	167.5	136.3
(Loss) income from discontinued operations, net of tax	(0.8)	(36.4)	(1.9)	8.1
Net income	$114.3	$41.5	$165.6	$144.4
Comprehensive income, net of tax
Net income	$114.3	$41.5	$165.6	$144.4
Changes in cumulative translation adjustment	(0.9)	22.8	(2.5)	25.2
Changes in market value of derivative financial instruments, net of tax	(3.4)	4.1	0.9	0.3
Comprehensive income	$110.0	$68.4	$164.0	$169.9
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.68	$0.44	$0.98	$0.77
Discontinued operations	(0.01)	(0.21)	(0.01)	0.04
Basic earnings per ordinary share	$0.67	$0.23	$0.97	$0.81
Diluted
Continuing operations	$0.68	$0.44	$0.98	$0.76
Discontinued operations	(0.01)	(0.21)	(0.01)	0.04
Diluted earnings per ordinary share	$0.67	$0.23	$0.97	$0.80
Weighted average ordinary shares outstanding
Basic	169.8	176.9	170.6	178.1
Diluted	170.5	178.6	171.4	179.9
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$80.5	$74.3
Accounts and notes receivable, net of allowances of $13.7 and $14.0, respectively	459.6	488.2
Inventories	396.7	387.5
Other current assets	104.7	89.4
Total current assets	1,041.5	1,039.4
Property, plant and equipment, net	280.3	272.6
Other assets
Goodwill	2,287.5	2,072.7
Intangibles, net	354.2	276.3
Other non-current assets	206.5	145.5
Total other assets	2,848.2	2,494.5
Total assets	$4,170.0	$3,806.5
Liabilities and Equity
Current liabilities
Accounts payable	$261.7	$378.6
Employee compensation and benefits	68.7	111.7
Other current liabilities	379.8	328.4
Total current liabilities	710.2	818.7
Other liabilities
Long-term debt	1,215.1	787.6
Pension and other post-retirement compensation and benefits	89.2	90.0
Deferred tax liabilities	119.8	105.9
Other non-current liabilities	229.1	168.2
Total liabilities	2,363.4	1,970.4
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 168.0 and 171.4 issued at June 30, 2019 and December 31, 2018, respectively	1.7	1.7
Additional paid-in capital	1,761.7	1,893.8
Retained earnings	273.4	169.2
Accumulated other comprehensive loss	(230.2)	(228.6)
Total equity	1,806.6	1,836.1
Total liabilities and equity	$4,170.0	$3,806.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2019	June 30, 2018
Operating activities
Net income	$165.6	$144.4
Loss (income) from discontinued operations, net of tax	1.9	(8.1)
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(2.5)	(5.8)
Depreciation	24.4	24.9
Amortization	16.5	18.4
Deferred income taxes	(9.6)	10.1
(Gain) loss on sale of business	(3.4)	6.2
Share-based compensation	10.7	11.3
Trade name and other impairment	18.2	6.0
Loss on early extinguishment of debt	—	17.1
Pension settlement gain	(12.2)	—
Pension and other post-retirement plan contribution	(10.7)	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	32.2	52.7
Inventories	3.1	(15.4)
Other current assets	(18.8)	(10.8)
Accounts payable	(123.1)	(45.9)
Employee compensation and benefits	(22.5)	(32.2)
Other current liabilities	28.5	3.5
Other non-current assets and liabilities	0.9	1.4
Net cash provided by operating activities of continuing operations	99.2	177.8
Net cash used for operating activities of discontinued operations	(2.5)	(5.9)
Net cash provided by operating activities	96.7	171.9
Investing activities
Capital expenditures	(29.8)	(20.3)
Proceeds from sale of property and equipment	0.4	(0.5)
Proceeds from (payments due to) the sale of businesses, net	0.7	(12.8)
Acquisitions, net of cash acquired	(284.5)	(0.9)
Other	(1.5)	—
Net cash used for investing activities of continuing operations	(314.7)	(34.5)
Net cash used for investing activities of discontinued operations	—	(7.1)
Net cash used for investing activities	(314.7)	(41.6)
Financing activities
Net receipts of commercial paper and revolving long-term debt	32.9	30.2
Proceeds from long-term debt	400.0	—
Repayments of long-term debt	—	(675.1)
Debt issuance costs	(5.7)	—
Premium paid on early extinguishment of debt	—	(16.0)
Transfer of cash to nVent	—	(74.2)
Distribution of cash from nVent	—	993.6
Shares issued to employees, net of shares withheld	7.2	6.3
Repurchases of ordinary shares	(150.0)	(300.0)
Dividends paid	(62.0)	(125.9)
Net cash provided by (used for) financing activities	222.4	(161.1)
Change in cash held for sale	—	27.0
Effect of exchange rate changes on cash and cash equivalents	1.8	(3.8)
Change in cash and cash equivalents	6.2	(7.6)
Cash and cash equivalents, beginning of period	74.3	86.3
Cash and cash equivalents, end of period	$80.5	$78.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	171.4	$1.7	$1,893.8	$169.2	$(228.6)	$1,836.1
Net income	—	—	—	51.3	—	51.3
Other comprehensive income, net of tax	—	—	—	—	2.7	2.7
Dividends declared, $0.18 per share	—	—	—	(31.0)	—	(31.0)
Exercise of options, net of shares tendered for payment	0.3	—	9.1	—	—	9.1
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(3.2)	—	—	(3.2)
Share-based compensation	—	—	5.4	—	—	5.4
Balance - March 31, 2019	171.9	$1.7	$1,905.1	$189.5	$(225.9)	$1,870.4
Net income	—	—	—	114.3	—	114.3
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)
Dividends declared, $0.18 per share	—	—	—	(30.4)	—	(30.4)
Share repurchase	(4.0)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.1	—	2.2	—	—	2.2
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(0.9)	—	—	(0.9)
Share-based compensation	—	—	5.3	—	—	5.3
Balance - June 30, 2019	168.0	$1.7	$1,761.7	$273.4	$(230.2)	$1,806.6

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	180.3	$1.8	$2,797.7	$2,481.7	$(243.4)	$5,037.8
Net income	—	—	—	102.9	—	102.9
Cumulative effect of accounting changes	—	—	—	(214.0)	—	(214.0)
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	(1.4)
Dividends declared, $0.35 per share	—	—	—	(62.6)	—	(62.6)
Share repurchase	(2.2)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.1	—	5.8	—	—	5.8
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.8)	—	—	(4.8)
Share-based compensation	—	—	6.0	—	—	6.0
Balance - March 31, 2018	178.4	$1.8	$2,654.7	$2,308.0	$(244.8)	$4,719.7
Net income	—	—	—	41.5	—	41.5
Other comprehensive income, net of tax	—	—	—	—	74.8	74.8
Distribution to nVent	—	—	(438.2)	(2,290.7)	(47.9)	(2,776.8)
Dividends declared, $0.175 per share	—	—	—	(30.9)	—	(30.9)
Share repurchase	(3.3)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.3	—	6.3	—	—	6.3
Issuance of restricted shares, net of cancellations	(0.1)	—	—	—	—	—
Shares surrendered by employees to pay taxes	0.1	—	(1.0)	—	—	(1.0)
Share-based compensation	—	—	5.3	—	—	5.3
Balance - June 30, 2018	175.4	$1.8	$2,077.1	$27.9	$(217.9)	$1,888.9
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
As of June 30, 2019, $78.7 million was included in Other non-current assets, $19.8 million in Other current liabilities and $62.1 million in Other non-current liabilities, on the Condensed Consolidated Balance Sheets as a result of the new lease standard. There was no impact on our Condensed Consolidated Statements of Operations and Comprehensive Income or Condensed Consolidated Statements of Cash Flows.
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
U.S.	$511.1	$504.2	$937.1	$956.6
Western Europe	106.9	103.8	211.2	214.1
Developing (1)	129.0	115.4	237.9	228.4
Other Developed (2)	52.5	57.2	102.2	114.1
Consolidated net sales	$799.5	$780.6	$1,488.4	$1,513.2
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Residential	$451.0	$437.5	$834.6	$849.7
Commercial	170.7	167.8	321.4	319.6
Industrial	177.8	175.3	332.4	343.9
Consolidated net sales	$799.5	$780.6	$1,488.4	$1,513.2

Performance obligations
On June 30, 2019, we had $59.8 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	June 30, 2019	December 31, 2018	$ Change	% Change
Contract assets	$43.5	$36.5	$7.0	19.2%
Contract liabilities	32.1	32.8	(0.7)	(2.1)%
Net contract assets	$11.4	$3.7	$7.7	208.1%

The $7.7 million increase in net contract assets from December 31, 2018 to June 30, 2019 was primarily the result of timing of milestone payments. Approximately 70% of our contract liabilities at December 31, 2018 were recognized in revenue in the first half of 2019. There were no impairment losses recognized on our contract assets for the three months or six months ended June 30, 2019.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

3.Acquisitions and Discontinued Operations
Acquisitions
In February 2019, as part of Filtration Solutions, we completed the acquisitions of Aquion, Inc. (“Aquion”) and Pelican Water Systems (“Pelican”) for $163.4 million and $121.1 million, respectively, in cash, net of cash acquired.

For Aquion, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $93.9 million, $4.6 million of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired as part of the Aquion acquisition include $15.7 million of indefinite-lived trade name intangible assets and $78.8 million of definite-lived customer relationships with an estimated useful life of 15 years.

For Pelican, the excess purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $121.0 million, $7.6 million of which is expected to be deductible for income tax purposes.

The preliminary purchase price allocation for these acquisitions is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to impacts associated with income taxes and other accruals.

The proforma impact of these acquisitions is not material.

Discontinued Operation — Electrical Separation
On April 30, 2018, we completed the separation of our Electrical business from the rest of Pentair (the “Separation”) by means of a dividend in specie of the Electrical business, which was effected by the transfer of the Electrical business from Pentair to nVent Electric plc (“nVent”) and the issuance by nVent of ordinary shares directly to Pentair shareholders (the “Distribution”). The results of the Electrical business have been presented as discontinued operations. The Electrical business had been previously disclosed as a stand-alone reporting segment. Separation costs related to the Separation and Distribution were $55.3 million and $79.9 million for the three and six months ended June 30, 2018, respectively. These costs are reported in discontinued operations as they represent a cost directly related to the Separation and Distribution and are included within (Loss) income from discontinued operations, net of tax presented below.

Operating results of the discontinued operation is summarized below:

	Three months ended		Six months ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$—	$155.0	$—	$693.9
Cost of goods sold	—	93.8	—	424.0
Gross profit	—	61.2	—	269.9
Selling, general and administrative expenses	0.5	93.1	0.8	231.0
Research and development expenses	—	3.4	—	14.6
Operating (loss) income	$(0.5)	$(35.3)	$(0.8)	$24.3
(Loss) income from discontinued operations before income taxes	$(0.4)	$(37.9)	$(1.2)	$19.8
Income tax provision (benefit)	0.4	(1.5)	0.7	11.7
(Loss) income from discontinued operations, net of tax	$(0.8)	$(36.4)	$(1.9)	$8.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

4.	Share Plans
Total share-based compensation expense for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Restricted stock units	$2.9	$1.9	$5.7	$4.3
Stock options	1.1	1.0	2.5	2.2
Performance share units	1.3	2.4	2.5	4.8
Total share-based compensation expense	$5.3	$5.3	$10.7	$11.3

Of the total share-based compensation expense noted above, $1.3 million and $3.4 million were reported as part of (Loss) income from discontinued operations, net of tax for the three and six months ended June 30, 2018, respectively.

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
During the six months ended June 30, 2019 and the year ended December 31, 2018, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. These initiatives included the reduction in hourly and salaried headcount of approximately 300 employees during both the six months ended June 30, 2019 and the year ended December 31, 2018.
Restructuring-related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Severance and related costs	$6.4	$4.6	$7.5	$10.0
Other	0.3	20.4	0.3	20.6
Total restructuring costs	$6.7	$25.0	$7.8	$30.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Aquatic Systems	$2.0	$1.2	$2.9	$3.0
Filtration Solutions	1.2	11.5	1.6	13.5
Flow Technologies	2.4	6.3	2.1	8.0
Other	1.1	6.0	1.2	6.1
Consolidated	$6.7	$25.0	$7.8	$30.6

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2019:

In millions	June 30, 2019
Beginning balance	$27.1
Costs incurred	7.5
Cash payments and other	(14.3)
Ending balance	$20.3

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$114.3	$41.5	$165.6	$144.4
Net income from continuing operations	$115.1	$77.9	$167.5	$136.3
Weighted average ordinary shares outstanding
Basic	169.8	176.9	170.6	178.1
Dilutive impact of stock options, restricted stock units and performance share units	0.7	1.7	0.8	1.8
Diluted	170.5	178.6	171.4	179.9
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.68	$0.44	$0.98	$0.77
Discontinued operations	(0.01)	(0.21)	(0.01)	0.04
Basic earnings per ordinary share	$0.67	$0.23	$0.97	$0.81
Diluted
Continuing operations	$0.68	$0.44	$0.98	$0.76
Discontinued operations	(0.01)	(0.21)	(0.01)	0.04
Diluted earnings per ordinary share	$0.67	$0.23	$0.97	$0.80
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	2.3	0.7	1.9	0.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.    Supplemental Balance Sheet Information

In millions	June 30, 2019	December 31, 2018
Inventories
Raw materials and supplies	$206.9	$191.3
Work-in-process	66.3	64.0
Finished goods	123.5	132.2
Total inventories	$396.7	$387.5
Other current assets
Cost in excess of billings	$43.5	$36.5
Prepaid expenses	45.2	36.7
Prepaid income taxes	8.0	8.5
Other current assets	8.0	7.7
Total other current assets	$104.7	$89.4
Property, plant and equipment, net
Land and land improvements	$33.7	$33.5
Buildings and leasehold improvements	182.4	178.9
Machinery and equipment	608.9	593.8
Construction in progress	44.6	35.7
Total property, plant and equipment	869.6	841.9
Accumulated depreciation and amortization	589.3	569.3
Total property, plant and equipment, net	$280.3	$272.6
Other non-current assets
Right-of-use lease assets	$78.7	$—
Deferred income taxes	26.3	26.2
Deferred compensation plan assets	20.4	20.9
Other non-current assets	81.1	98.4
Total other non-current assets	$206.5	$145.5
Other current liabilities
Dividends payable	$30.2	$30.8
Accrued warranty	34.2	33.9
Accrued rebates	57.3	55.7
Billings in excess of cost	19.9	21.3
Current lease liability	19.8	—
Income taxes payable	24.2	10.4
Accrued restructuring	20.3	27.1
Other current liabilities	173.9	149.2
Total other current liabilities	$379.8	$328.4
Other non-current liabilities
Long-term lease liability	$62.1	$—
Income taxes payable	46.3	46.8
Self-insurance liabilities	44.0	47.7
Deferred compensation plan liabilities	20.4	20.9
Foreign currency contract liabilities	30.8	30.6
Other non-current liabilities	25.5	22.2
Total other non-current liabilities	$229.1	$168.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2018	Acquisitions	Foreign currency translation/other	June 30, 2019
Aquatic Systems	$965.9	$—	$(1.1)	$964.8
Filtration Solutions	643.5	214.9	1.1	859.5
Flow Technologies	463.3	—	(0.1)	463.2
Total goodwill	$2,072.7	$214.9	$(0.1)	$2,287.5

Identifiable intangible assets consisted of the following:

	June 30, 2019			December 31, 2018
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$422.6	$(258.3)	$164.3	$347.1	$(247.9)	$99.2
Trade names	—	—	—	0.4	(0.4)	—
Proprietary technology and patents	49.6	(34.8)	14.8	86.2	(68.4)	17.8
Total definite-life intangibles	472.2	(293.1)	179.1	433.7	(316.7)	117.0
Indefinite-life intangibles
Trade names	175.1	—	175.1	159.3	—	159.3
Total intangibles	$647.3	$(293.1)	$354.2	$593.0	$(316.7)	$276.3

Identifiable intangible asset amortization expense was $8.3 million and $9.1 million for the three months ended June 30, 2019 and 2018, respectively, and $16.5 million and $18.4 million for the six months ended June 30, 2019 and 2018, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2019 and the next five years is as follows:

	Q3-Q4
In millions	2019	2020	2021	2022	2023	2024
Estimated amortization expense	$16.0	$27.6	$22.5	$15.3	$13.0	$12.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of June 30, 2019	Maturity Year	June 30, 2019	December 31, 2018
Commercial paper	2.943%	2023	$130.9	$76.0
Revolving credit facilities	3.498%	2023	4.1	26.2
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	155.3	155.1
Senior notes - fixed rate (1)	3.625%	2020	74.0	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	—
Unamortized debt issuance costs and discounts	N/A	N/A	(10.6)	(5.1)
Total debt			$1,215.1	$787.6
(1) Senior notes are guaranteed as to payment by Pentair and PISG.

In June 2019, Pentair, Pentair Finance S.à r.l. (“PFSA”) and Pentair Investments Switzerland GmbH (“PISG”) completed a public offering of $400.0 million aggregate principal amount of PFSA’s 4.500% Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes are fully and unconditionally guaranteed as to payment of principal and interest by Pentair and PISG. We used the net proceeds of the 2029 Notes to partially repay outstanding commercial paper.
In April 2018, Pentair, PISG, PFSA and Pentair, Inc. entered into a credit agreement, providing for an $800.0 million senior unsecured revolving credit facility with a term of five years (the “Senior Credit Facility”), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Senior Credit Facility replaced PFSA’s existing credit facility under that certain Amended and Restated Credit Agreement, dated as of October 3, 2014. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
PFSA has the option to request an increase to the Senior Credit Facility up to $1,100.0 million in the aggregate, subject to customary conditions, including the commitment of participating lenders. In May 2019, PFSA executed an increase of the Senior Credit Facility by $100.0 million for a total commitment up to $900.0 million in the aggregate. As of June 30, 2019, total availability under the Senior Credit Facility was $765.0 million.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $130.9 million of commercial paper outstanding as of June 30, 2019 and $76.0 million as of December 31, 2018, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at June 30, 2019. Borrowings under these credit facilities bear interest at variable rates.

We have $405.3 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of June 30, 2019 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2019 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2019	2020	2021	2022	2023	2024	Thereafter	Total
Contractual debt obligation maturities	$405.3	$74.0	$103.8	$88.3	$135.0	$—	$419.3	$1,225.7

10.	Derivatives and Financial Instruments
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

At June 30, 2019 and December 31, 2018, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $53.7 million and $47.6 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At June 30, 2019 and December 31, 2018, we had outstanding cross currency swap agreements with a combined notional amount of $625.3 million and $283.8 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. As of June 30, 2019 and December 31, 2018, we had deferred foreign currency losses of $13.9 million and $14.5 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

Foreign Currency Denominated Debt
In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the “2019 Euro Notes”) as a net investment hedge for a portion of our net investment in our Euro-denominated subsidiaries. In June 2018, the Company completed a tender offer for €363.4 million of the 2019 Euro Notes. The remaining €136.6 million of the 2019 Euro Notes have been re-designated as a net investment hedge in our Euro-denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within Accumulated other comprehensive loss. As of June 30, 2019 and December 31, 2018, we had deferred foreign currency losses of $1.0 million and $0.8 million, respectively, in Accumulated other comprehensive loss associated with the net investment hedge activity.

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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2019		December 31, 2018
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$135.0	$135.0	$102.2	$102.2
Fixed rate debt	1,090.7	1,121.7	690.5	691.8
Total debt	$1,225.7	$1,256.7	$792.7	$794.0

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(30.8)	$—	$—	$(30.8)
Deferred compensation plan assets	12.2	—	—	8.2	20.4
Total recurring fair value measurements	$12.2	$(30.8)	$—	$8.2	$(10.4)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2018
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(30.6)	$—	$—	$(30.6)
Deferred compensation plan assets	17.6	—	—	3.3	20.9
Total recurring fair value measurements	$17.6	$(30.6)	$—	$3.3	$(9.7)

11.	Income Taxes
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
The effective income tax rate for the six months ended June 30, 2019 was 16.4%, compared to 20.8% for the six months ended June 30, 2018. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $48.9 million and $51.4 million at June 30, 2019 and December 31, 2018, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$0.7	$1.0	$1.4	$2.1
Interest cost	2.7	3.0	5.4	6.0
Expected return on plan assets	(1.7)	(2.2)	(3.4)	(4.5)
Plan settlement gain	(12.2)	—	(12.2)	—
Net periodic benefit (income) expense	$(10.5)	$1.8	$(8.8)	$3.6
Components of net periodic benefit (income) expense for our other post-retirement plans for the three and six months ended June 30, 2019 and 2018 were not material.
During the three months ended June 30, 2019, we received all required government approvals to terminate the Pentair Salaried Plan (the “Salaried Plan”). In June 2019, we entered into an agreement with an insurance company to purchase from us, through an annuity contract, our remaining obligations under the Salaried Plan. We contributed $10.7 million to the Salaried Plan as part of the process to settle our obligations. As a result of these actions, a non-cash pre-tax settlement gain of $12.2 million was recorded for the three and six months ended June 30, 2019 and is reflected within Plan settlement gain in the table above.

13.	Shareholders’ Equity
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. During the six months ended June 30, 2019, we repurchased 4.0 million of our shares for $150.0 million. As of June 30, 2019, we had $250.0 million available for share repurchases under this authorization.
Dividends payable
On May 6, 2019, the Board of Directors declared a quarterly cash dividend of $0.18, payable on August 2, 2019 to shareholders of record at the close of business on July 19, 2019. As a result, the balance of dividends payable included in Other current

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

liabilities on our Condensed Consolidated Balance Sheets was $30.2 million at June 30, 2019, compared to $30.8 million at December 31, 2018.

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
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales
Aquatic Systems	$270.6	$276.2	$491.1	$516.6
Filtration Solutions	285.6	262.1	524.9	513.7
Flow Technologies	243.0	241.9	471.7	482.2
Other	0.3	0.4	0.7	0.7
Consolidated	$799.5	$780.6	$1,488.4	$1,513.2
Segment income (loss)
Aquatic Systems	$76.8	$79.6	$129.2	$139.6
Filtration Solutions	50.0	52.3	83.7	86.0
Flow Technologies	41.9	44.4	72.0	83.1
Other	(14.6)	(12.2)	(32.1)	(27.6)
Consolidated	$154.1	$164.1	$252.8	$281.1

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Segment income	$154.1	$164.1	$252.8	$281.1
Deal-related costs and expenses	—	—	(4.2)	—
Inventory step-up	(0.5)	—	(2.2)	—
Restructuring and other	(6.7)	(19.0)	(7.8)	(24.6)
Intangible amortization	(8.3)	(9.1)	(16.5)	(18.4)
Pension settlement gain	12.2	—	12.2	—
Asset impairment	(2.9)	(6.0)	(18.2)	(6.0)
(Loss) gain on sale of business	(0.1)	(0.9)	3.4	(6.2)
Loss on early extinguishment of debt	—	(17.1)	—	(17.1)
Corporate allocations	—	(2.2)	—	(11.0)
Net interest expense	(9.4)	(10.1)	(16.7)	(23.6)
Other expense	(1.2)	(1.0)	(2.4)	(2.0)
Income from continuing operations before income taxes	$137.2	$98.7	$200.4	$172.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

15.	Commitments and Contingencies
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
The components of lease cost for the three and six months ended June 30, 2019 were as follows:

	Three months ended	Six months ended
In millions	June 30, 2019
Operating lease cost	$8.2	$16.8
Sublease income	(0.3)	(0.5)
Total lease cost	$7.9	$16.3

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows:

In millions	June 30, 2019
Operating cash flows from operating leases	$13.2
Right-of-use assets obtained in exchange for lease obligations	84.0

Other information related to leases was as follows:

June 30, 2019
Weighted-average remaining lease term of operating leases	5 years
Weighted-average discount rate of operating leases	6.3%

Future minimum lease commitments under non-cancelable operating leases as of June 30, 2019 were as follows:

In millions	Operating Leases
Q3 through Q4 2019	$12.7
2020	21.4
2021	17.0
2022	14.5
2023	12.2
Thereafter	18.9
Total lease payments	96.7
Less: imputed interest	(14.8)
Total	$81.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Future minimum lease commitments under non-cancelable operating leases based on accounting standards applicable as of December 31, 2018 were as follows:

In millions	Operating Leases
2019	$23.2
2020	17.6
2021	13.3
2022	11.1
2023	9.5
Thereafter	13.8
Total	$88.5

Warranties and guarantees
In connection with our disposition of businesses, product lines and assets, we often provide representations, warranties and indemnities to cover purchasers for various potential liabilities relating to the sold businesses, product lines and assets, such as unknown damage or liabilities relating to the assets and pre-closing tax, product liability, warranty, environmental, or other obligations. The subject matter, amounts and duration of any such indemnification obligations vary for each type of liability indemnified and may vary widely from transaction to transaction.

Generally, the maximum obligations under such indemnifications are not explicitly stated and as a result, the overall amount of these obligations cannot be reasonably estimated due to their inchoate and unknown nature. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material adverse effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties of continuing operations for the six months ended June 30, 2019 were as follows:

In millions	June 30, 2019
Beginning balance	$33.9
Service and product warranty provision	25.0
Payments	(24.7)
Ending balance	$34.2

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

As of June 30, 2019 and December 31, 2018, the outstanding value of bonds, letters of credit and bank guarantees totaled $117.2 million and $123.6 million, respectively.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$799.5	$—	$799.5
Cost of goods sold	—	—	—	512.8	—	512.8
Gross profit	—	—	—	286.7	—	286.7
Selling, general and administrative	2.6	0.1	0.4	129.1	—	132.2
Research and development	—	—	—	20.7	—	20.7
Operating (loss) income	(2.6)	(0.1)	(0.4)	136.9	—	133.8
(Earnings) loss from continuing operations of investment in subsidiaries	(117.7)	(118.4)	(118.9)	—	355.0	—
Other (income) expense:
Loss on sale of business	—	—	—	0.1	—	0.1
Net interest expense	—	0.6	0.1	8.7	—	9.4
Other income	—	—	—	(12.9)	—	(12.9)
Income (loss) from continuing operations before income taxes	115.1	117.7	118.4	141.0	(355.0)	137.2
Provision for income taxes	—	—	—	22.1	—	22.1
Net income (loss) from continuing operations	115.1	117.7	118.4	118.9	(355.0)	115.1
Loss from discontinued operations, net of tax	—	—	—	(0.8)	—	(0.8)
(Loss) earnings from discontinued operations of investment in subsidiaries	(0.8)	(0.8)	(0.8)	—	2.4	—
Net income (loss)	$114.3	$116.9	$117.6	$118.1	$(352.6)	$114.3
Comprehensive income (loss), net of tax
Net income (loss)	$114.3	$116.9	$117.6	$118.1	$(352.6)	$114.3
Changes in cumulative translation adjustment	(0.9)	(0.9)	(0.9)	(0.9)	2.7	(0.9)
Changes in market value of derivative financial instruments, net of tax	(3.4)	(3.4)	(3.4)	(3.4)	10.2	(3.4)
Comprehensive income (loss)	$110.0	$112.6	$113.3	$113.8	$(339.7)	$110.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,488.4	$—	$1,488.4
Cost of goods sold	—	—	—	966.1	—	966.1
Gross profit	—	—	—	522.3	—	522.3
Selling, general and administrative expenses	5.7	0.2	0.8	272.8	—	279.5
Research and development expenses	—	—	—	41.4	—	41.4
Operating (loss) income	(5.7)	(0.2)	(0.8)	208.1	—	201.4
(Earnings) loss from continuing operations of investment in subsidiaries	(173.2)	(175.4)	(176.8)	—	525.4	—
Other (income) expense:
Gain on sale of business	—	—	—	(3.4)	—	(3.4)
Net interest expense	—	2.0	0.6	14.1	—	16.7
Other income	—	—	—	(12.3)	—	(12.3)
Income (loss) from continuing operations before income taxes	167.5	173.2	175.4	209.7	(525.4)	200.4
Provision for income taxes	—	—	—	32.9	—	32.9
Net income (loss) from continuing operations	167.5	173.2	175.4	176.8	(525.4)	167.5
Loss from discontinued operations, net of tax	—	—	—	(1.9)	—	(1.9)
(Loss) earnings from discontinued operations of investment in subsidiaries	(1.9)	(1.9)	(1.9)	—	5.7	—
Net income (loss)	$165.6	$171.3	$173.5	$174.9	$(519.7)	$165.6
Comprehensive income (loss), net of tax
Net income (loss)	$165.6	$171.3	$173.5	$174.9	$(519.7)	$165.6
Changes in cumulative translation adjustment	(2.5)	(2.5)	(2.5)	(2.5)	7.5	(2.5)
Changes in market value of derivative financial instruments, net of tax	0.9	0.9	0.9	0.9	(2.7)	0.9
Comprehensive income (loss)	$164.0	$169.7	$171.9	$173.3	$(514.9)	$164.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
June 30, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.3	$—	$0.1	$80.1	$—	$80.5
Accounts and notes receivable, net	1.2	—	1.1	458.9	(1.6)	459.6
Inventories	—	—	—	396.7	—	396.7
Other current assets	2.9	—	0.1	101.7	—	104.7
Total current assets	4.4	—	1.3	1,037.4	(1.6)	1,041.5
Property, plant and equipment, net	—	—	—	280.3	—	280.3
Other assets
Investments in subsidiaries	1,969.2	1,968.7	2,719.8	—	(6,657.7)	—
Goodwill	—	—	—	2,287.5	—	2,287.5
Intangibles, net	—	—	—	354.2	—	354.2
Other non-current assets	22.3	1.0	1,591.5	184.2	(1,592.5)	206.5
Total other assets	1,991.5	1,969.7	4,311.3	2,825.9	(8,250.2)	2,848.2
Total assets	$1,995.9	$1,969.7	$4,312.6	$4,143.6	$(8,251.8)	$4,170.0
Liabilities and Equity
Current liabilities
Accounts payable	$6.1	$—	$0.1	$257.1	$(1.6)	$261.7
Employee compensation and benefits	0.2	—	—	68.5	—	68.7
Other current liabilities	33.7	0.5	7.7	337.9	—	379.8
Total current liabilities	40.0	0.5	7.8	663.5	(1.6)	710.2
Other liabilities
Long-term debt	128.8	—	2,336.3	342.5	(1,592.5)	1,215.1
Pension and other post-retirement compensation and benefits	—	—	—	89.2	—	89.2
Deferred tax liabilities	—	—	—	119.8	—	119.8
Other non-current liabilities	20.5	—	—	208.6	—	229.1
Total liabilities	189.3	0.5	2,344.1	1,423.6	(1,594.1)	2,363.4
Equity	1,806.6	1,969.2	1,968.5	2,720.0	(6,657.7)	1,806.6
Total liabilities and equity	$1,995.9	$1,969.7	$4,312.6	$4,143.6	$(8,251.8)	$4,170.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$157.2	$170.4	$179.1	$104.3	$(514.3)	$96.7
Investing activities
Capital expenditures	—	—	—	(29.8)	—	(29.8)
Proceeds from sale of property and equipment	—	—	—	0.4	—	0.4
Proceeds from the sale of businesses	—	—	—	0.7	—	0.7
Acquisitions, net of cash acquired	—	—	—	(284.5)	—	(284.5)
Net intercompany loan activity	—	—	(604.3)	(21.9)	626.2	—
Other	—	—	—	(1.5)	—	(1.5)
Net cash (used for) provided by investing activities	—	—	(604.3)	(336.6)	626.2	(314.7)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	55.0	(22.1)	—	32.9
Proceeds from long-term debt	—	—	400.0	—	—	400.0
Debt issuance costs	—	—	(5.7)	—	—	(5.7)
Net change in advances to subsidiaries	47.8	(170.4)	(24.3)	258.8	(111.9)	—
Shares issued to employees, net of shares withheld	7.2	—	—	—	—	7.2
Repurchases of ordinary shares	(150.0)	—	—	—	—	(150.0)
Dividends paid	(62.0)	—	—	—	—	(62.0)
Net cash (used for) provided by financing activities	(157.0)	(170.4)	425.0	236.7	(111.9)	222.4
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	1.6	—	1.8
Change in cash and cash equivalents	0.2	—	—	6.0	—	6.2
Cash and cash equivalents, beginning of period	0.1	—	0.1	74.1	—	74.3
Cash and cash equivalents, end of period	$0.3	$—	$0.1	$80.1	$—	$80.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$780.6	$—	$780.6
Cost of goods sold	—	—	—	498.0	—	498.0
Gross profit	—	—	—	282.6	—	282.6
Selling, general and administrative expenses	8.1	—	0.4	132.4	—	140.9
Research and development expenses	—	—	—	19.1	—	19.1
Operating (loss) income	(8.1)	—	(0.4)	131.1	—	122.6
(Earnings) loss from continuing operations of investment in subsidiaries	(88.5)	(88.1)	(138.1)	—	314.7	—
Other (income) expense:
Loss on sale of business	—	—	—	0.9	—	0.9
Loss on early extinguishment of debt	—	—	17.1	—	—	17.1
Net interest (income) expense	—	(0.4)	7.3	3.2	—	10.1
Other income	—	—	—	(4.2)	—	(4.2)
Income (loss) from continuing operations before income taxes	80.4	88.5	113.3	131.2	(314.7)	98.7
Provision for income taxes	2.5	—	—	18.3	—	20.8
Net income (loss) from continuing operations	77.9	88.5	113.3	112.9	(314.7)	77.9
Loss from discontinued operations, net of tax	—	—	—	(36.4)	—	(36.4)
(Loss) earnings from discontinued operations of investment in subsidiaries	(36.4)	(36.4)	(36.4)	—	109.2	—
Net income (loss)	$41.5	$52.1	$76.9	$76.5	$(205.5)	$41.5
Comprehensive income (loss), net of tax
Net income (loss)	$41.5	$52.1	$76.9	$76.5	$(205.5)	$41.5
Changes in cumulative translation adjustment	22.8	22.8	22.8	22.8	(68.4)	22.8
Changes in market value of derivative financial instruments, net of tax	4.1	4.1	4.1	4.1	(12.3)	4.1
Comprehensive income (loss)	$68.4	$79.0	$103.8	$103.4	$(286.2)	$68.4

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$101.1	$162.2	$177.5	$272.6	$(541.5)	$171.9
Investing activities
Capital expenditures	—	—	—	(20.3)	—	(20.3)
Proceeds from sale of property and equipment	—	—	—	(0.5)	—	(0.5)
Payments due to sale of businesses, net	—	—	—	(12.8)	—	(12.8)
Acquisitions, net of cash acquired	—	—	—	(0.9)	—	(0.9)
Net intercompany loan activity	30.8	59.9	22.5	490.6	(603.8)	—
Net cash provided by (used for) investing activities of continuing operations	30.8	59.9	22.5	456.1	(603.8)	(34.5)
Net cash used for investing activities of discontinued operations	—	—	—	(7.1)	—	(7.1)
Net cash provided by (used for) investing activities	30.8	59.9	22.5	449.0	(603.8)	(41.6)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	43.8	(13.6)	—	30.2
Repayments of long-term debt	—	—	(675.1)	—	—	(675.1)
Premium paid on early extinguishment of debt	—	—	(16.0)	—	—	(16.0)
Transfer of cash to nVent	—	—	—	(74.2)	—	(74.2)
Distribution from nVent spin-off	—	—	993.6	—	—	993.6
Net change in advances to subsidiaries	287.8	(222.1)	(517.0)	(694.0)	1,145.3	—
Shares issued to employees, net of shares withheld	6.3	—	—	—	—	6.3
Repurchases of ordinary shares	(300.0)	—	—	—	—	(300.0)
Dividends paid	(125.9)	—	—	—	—	(125.9)
Net cash (used for) provided by financing activities	(131.8)	(222.1)	(170.7)	(781.8)	1,145.3	(161.1)
Change in cash held for sale	—	—	—	27.0	—	27.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(26.1)	22.3	—	(3.8)
Change in cash and cash equivalents	0.1	—	3.2	(10.9)	—	(7.6)
Cash and cash equivalents, beginning of period	—	—	—	86.3	—	86.3
Cash and cash equivalents, end of period	$0.1	$—	$3.2	$75.4	$—	$78.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of three reporting segments: Aquatic Systems, Filtration Solutions and Flow Technologies. For the first six months of 2019, the Aquatic Systems, Filtration Solutions and Flow Technologies segments represented approximately 33%, 35% and 32% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

In February 2019, as part of Filtration Solutions, we completed the acquisitions of Aquion and Pelican for $163.4 million and $121.1 million in cash, net of cash acquired, respectively. Aquion offers a diverse line of water conditioners, water filters, drinking-water purifiers, ozone and ultraviolet disinfection systems, reverse osmosis systems and acid neutralizers for the residential and commercial water treatment industry. Pelican provides residential whole home water treatment systems.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first six months of 2019 and may impact our results in the future:

•
Wet and cold weather continued to delay pool construction activity in several key markets during the second quarter of 2019. As a result of slower sell-through during the first half of 2019, inventory levels were not reduced to the levels we anticipated.  We expect the financial results of Aquatic Systems for the second half of 2019 to be negatively impacted as a result.

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

•	Optimizing our technological capabilities to increasingly generate innovative new products and advance digital transformation; and

•	Building a growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2019 and 2018 were as follows:

	Three months ended
In millions	June 30, 2019	June 30, 2018	$ Change	% / Point Change
Net sales	$799.5	$780.6	$18.9	2.4%
Cost of goods sold	512.8	498.0	14.8	3.0%
Gross profit	286.7	282.6	4.1	1.5%
% of net sales	35.9%	36.2%		(0.3	) pts

Selling, general and administrative	132.2	140.9	(8.7)	(6.2)%
% of net sales	16.5%	18.1%		(1.6	) pts
Research and development	20.7	19.1	1.6	8.4%
% of net sales	2.6%	2.4%		0.2	pts

Operating income	133.8	122.6	11.2	9.1%
% of net sales	16.7%	15.7%		1.0	pts

Loss on sale of business	0.1	0.9	(0.8)	(88.9)%
Loss on early extinguishment of debt	—	17.1	(17.1)	N.M.
Other income	(12.9)	(4.2)	(8.7)	N.M.
Net interest expense	9.4	10.1	(0.7)	(6.9)%

Income from continuing operations before income taxes	137.2	98.7	38.5	39.0%
Provision for income taxes	22.1	20.8	1.3	6.3%
Effective tax rate	16.1%	21.1%		(5.0	) pts
N.M. Not Meaningful

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the six months ended June 30, 2019 and June 30, 2018 were as follows:

	Six months ended
In millions	June 30, 2019	June 30, 2018	$ Change	% / Point Change
Net sales	$1,488.4	$1,513.2	$(24.8)	(1.6)%
Cost of goods sold	966.1	977.3	(11.2)	(1.1)%
Gross profit	522.3	535.9	(13.6)	(2.5)%
% of net sales	35.1%	35.4%		(0.3	) pts

Selling, general and administrative expenses	279.5	282.7	(3.2)	(1.1)%
% of net sales	18.8%	18.7%		0.1	pts
Research and development expenses	41.4	37.9	3.5	9.2%
% of net sales	2.8%	2.5%		0.3	pts

Operating income	201.4	215.3	(13.9)	(6.5)%
% of net sales	13.5%	14.2%		(0.7	) pts

(Gain) loss on sale of business	(3.4)	6.2	(9.6)	N.M.
Loss on early extinguishment of debt	—	17.1	(17.1)	N.M.
Other income	(12.3)	(3.8)	(8.5)	N.M.
Net interest expense	16.7	23.6	(6.9)	(29.2)%

Income from continuing operations before income taxes	200.4	172.2	28.2	16.4%
Provision for income taxes	32.9	35.9	(3.0)	(8.4)%
Effective tax rate	16.4%	20.8%		(4.4	) pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	over the prior year period	over the prior year period
Volume	(2.0)%	(3.9)%
Price	3.3	2.6
Core growth	1.3	(1.3)
Acquisition (divestiture)	2.7	1.7
Currency	(1.6)	(2.0)
Total	2.4%	(1.6)%
The 2.4 percentage point increase in net sales in the second quarter of 2019 from 2018 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	the impact of the Aquion and Pelican acquisitions.
This increase was partially offset by:

•	decreased sales volume in our Aquatic Systems segment due to higher than anticipated inventory levels in some of our key distribution channels; and

•	unfavorable foreign currency effects.

The 1.6 percentage point decrease in net sales in the first half of 2019 from 2018 was primarily driven by:

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
Gross profit
The 0.3 percentage point decrease in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2019 from 2018 was primarily driven by:

•	unfavorable mix as a result of a core growth decrease in the higher margin Aquatic Systems segment; and

•	inflationary increases related to labor costs and certain raw materials.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher contribution margin as a result of savings generated from our PIMS initiatives including lean and supply management practices.
Selling, general and administrative expenses (“SG&A”)
The 1.6 percentage point decrease in SG&A as a percentage of sales in the second quarter of 2019 from 2018 was primarily driven by:

•	restructuring and other costs of $6.7 million in the second quarter of 2019 compared to $19.0 million in the second quarter of 2018; and

•	savings generated from restructuring and other lean initiatives.
This decrease was partially offset by:

•	increased investment in sales and marketing to drive growth.

The 0.1 percentage point increase in SG&A as a percentage of sales in the first half of 2019 from 2018 was primarily driven by:

•	asset impairment of $18.2 million in the first half of 2019, compared to $6.0 million in the first half of 2018; and

•	increased investment in sales and marketing to drive growth.
This increase was partially offset by:

•	restructuring and other costs of $7.8 million in the first half of 2019, compared to $24.6 million in the first half of 2018; and

•	savings generated from restructuring and other lean initiatives.
Net interest expense
The 6.9 and 29.2 percent decreases in net interest expense in the second quarter and first half, respectively, of 2019 from 2018 were primarily driven by:

•
the impact of lower average outstanding debt levels during the first half of 2019, compared to the same period in 2018. In June 2018, the proceeds from the Separation were utilized to repay the remaining $255.3 million aggregate principal amount of our 2.9% fixed rate senior notes due 2018 and for the early extinguishment of €363.4 million aggregate principal amount of our 2.45% senior notes due 2019; and,

•	favorable foreign currency impact of interest payments made in Euros.

These decreases were partially offset by:

•	increased expense due to a higher outstanding commercial paper balance in 2019 compared to 2018, which was primarily used to fund the Aquion and Pelican acquisitions.
Provision for income taxes
The 5.0 and 4.4 percentage point decreases in the effective tax rate in the second quarter and first half, respectively, of 2019 from 2018 were primarily driven by:
•the tax impact and timing of losses incurred during the first half of 2019 compared to 2018;
•the mix of global earnings; and
•the impact of lower nondeductible interest expense allocated to continuing operations in 2019 compared to 2018.
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
Aquatic Systems
The net sales and segment income for Aquatic Systems were as follows:

	Three months ended				Six months ended
In millions	June 30, 2019	June 30, 2018	% / Point Change		June 30, 2019	June 30, 2018	% / Point Change
Net sales	$270.6	$276.2	(2.0)%		$491.1	$516.6	(4.9)%
Segment income	76.8	79.6	(3.5)%		129.2	139.6	(7.4)%
% of net sales	28.4%	28.8%	(0.4	) pts	26.3%	27.0%	(0.7	) pts
Net sales
The components of the change in Aquatic Systems net sales from the prior period were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	over the prior year period	over the prior year period
Volume	(7.2)%	(8.5)%
Price	5.7	4.7
Core growth	(1.5)	(3.8)
Acquisition (divestiture)	(0.1)	(0.6)
Currency	(0.4)	(0.5)
Total	(2.0)%	(4.9)%
The 2.0 and 4.9 percent decreases in net sales for Aquatic Systems in the second quarter and first half, respectively, of 2019 from 2018 were primarily driven by:

•	sales volume declines due to cold, wet weather during the first three months of 2019 that continued into the second quarter of 2019 in key markets;

•	higher than anticipated inventory levels in some of our key distribution channels impacting our residential and commercial businesses in the first half of 2019; and

•	unfavorable foreign currency effects compared to the same periods of the prior year.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate impacts of inflation.
Segment income
The components of the change in Aquatic Systems segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	over the prior year period		over the prior year period
Growth	(1.7	) pts	(2.1	) pts
Inflation	(2.8)		(2.8)
Productivity/Price	4.1		4.2
Total	(0.4	) pts	(0.7	) pts
The 0.4 and 0.7 percentage point decreases in segment income for Aquatic Systems as a percentage of net sales in the second quarter and first half, respectively, of 2019 from 2018 were primarily driven by:

•	inflationary increases related to labor costs and certain raw materials; and

•	sales declines in our residential and commercial businesses.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate impacts of inflation; and

•	increased productivity.
Filtration Solutions
The net sales and segment income for Filtration Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2019	June 30, 2018	% / Point Change		June 30, 2019	June 30, 2018	% / Point Change
Net sales	$285.6	$262.1	9.0%		$524.9	$513.7	2.2%
Segment income	50.0	52.3	(4.4)%		83.7	86.0	(2.7)%
% of net sales	17.5%	20.0%	(2.5	) pts	15.9%	16.7%	(0.8	) pts
Net sales
The components of the change in Filtration Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	over the prior year period	over the prior year period
Volume	(0.1)%	(3.6)%
Price	1.5	1.3
Core growth	1.4	(2.3)
Acquisition (divestiture)	10.3	7.6
Currency	(2.7)	(3.1)
Total	9.0%	2.2%
The 9.0 and 2.2 percent increases in net sales for Filtration Solutions in the second quarter and first half, respectively, of 2019 from 2018 were primarily driven by:

•	increased sales due to the acquisitions of Aquion and Pelican in the first quarter of 2019;

•	increased volume in our industrial filtration business; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	decreased sales volume in our residential and commercial businesses, partially due to lower component sales as Aquion sales are now considered intercompany; and

•	unfavorable foreign currency effects compared to the same periods of the prior year.
Segment income
The components of the change in Filtration Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	over the prior year period		over the prior year period
Growth	(0.4	) pts	(0.4	) pts
Inflation	(2.7)		(2.6)
Productivity/Price	0.6		2.2
Total	(2.5	) pts	(0.8	) pts
The 2.5 and 0.8 percentage point decreases in segment income for Filtration Solutions as a percentage of net sales in the second quarter and first half, respectively, of 2019 from 2018 were primarily driven by:

•	decreased sales volume in our residential and commercial businesses; and

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	the impact of the Aquion and Pelican acquisitions.
Flow Technologies
The net sales and segment income for Flow Technologies were as follows:

	Three months ended				Six months ended
In millions	June 30, 2019	June 30, 2018	% / Point Change		June 30, 2019	June 30, 2018	% / Point Change
Net sales	$243.0	$241.9	0.5%		$471.7	$482.2	(2.2)%
Segment income	41.9	44.4	(5.6)%		72.0	83.1	(13.4)%
% of net sales	17.2%	18.4%	(1.2	) pts	15.3%	17.2%	(1.9	) pts
Net sales
The components of the change in Flow Technologies net sales from the prior period were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	over the prior year period	over the prior year period
Volume	2.2%	0.4%
Price	2.4	1.8
Core growth	4.6	2.2
Acquisition (divestiture)	(2.4)	(2.2)
Currency	(1.7)	(2.2)
Total	0.5%	(2.2)%
The 0.5 percent increase in net sales for Flow Technologies in the second quarter of 2019 from 2018 was primarily driven by:

•	increased sales volume in our commercial and infrastructure businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.

This increase was partially offset by:

•	decreased sales volume primarily in our seasonal agriculture-related business due to continued wet weather;

•	unfavorable foreign currency effects compared to the same period of the prior year; and

•	the impact of divestitures.
The 2.2 percent decrease in net sales for Flow Technologies in the first half of 2019 from 2018 was primarily driven by:

•	unfavorable foreign currency effects compared to the same period of the prior year;

•	the impact of divestitures; and

•	decreased sales volume primarily in our seasonal agriculture-related business due to cold, wet weather.
This decrease was partially offset by:

•	increased sales volume in our commercial and infrastructure business; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	over the prior year period		over the prior year period
Growth	1.1	pts	0.3	pts
Inflation	(3.5)		(3.8)
Productivity/Price	1.2		1.6
Total	(1.2	) pts	(1.9	) pts
The 1.2 and 1.9 percentage point decreases in segment income for Flow Technologies as a percentage of net sales in the second quarter and first half, respectively, of 2019 from 2018 were primarily driven by:

•	decreased sales volumes in our higher margin Specialty Ag Spray business, which resulted in decreased leverage on operating expenses;

•	inflationary increases related to labor costs and certain raw materials;

•	the impact of divestitures; and

•	decreased sales volume in our residential business.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased productivity.
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
Operating activities
Cash provided by operating activities of continuing operations was $99.2 million in the first six months of 2019, compared to $177.8 million in the same period of 2018.
The $99.2 million in net cash provided by operating activities of continuing operations in the first six months of 2019 primarily reflects net income from continuing operations of $226.6 million, net of non-cash depreciation, amortization and asset impairments, offset by an increase in net working capital of $100.6 million, $10.7 million of pension plan contributions and a $12.2 million pension settlement gain in conjunction with the termination of the Pentair Salaried Plan during the first six months of 2019.

The $177.8 million in net cash provided by operating activities of continuing operations in the first six months of 2018 primarily reflects net income from continuing operations of $196.7 million, net of non-cash depreciation, amortization and the loss on early extinguishment of debt, offset by an increase in net working capital of $48.1 million.
Investing activities
Cash used for investing activities of continuing operations was $314.7 million in the first six months of 2019, compared to $34.5 million in the same period of 2018. Net cash used for investing activities of continuing operations in the first six months of 2019 primarily reflects capital expenditures of $29.8 million and cash paid for the Aquion and Pelican acquisitions of $284.5 million, net of cash acquired.
Net cash used for investing activities of continuing operations in the first six months of 2018 primarily reflects capital expenditures of $20.3 million and cash paid for the settlement of a working capital adjustment related to the sale of the Valves & Controls business.
Financing activities
Net cash provided by financing activities was $222.4 million in the first six months of 2019, compared with net cash used for financing activities of $161.1 million in the prior year period. Net cash provided by financing activities in the first six months of 2019 primarily relates to the proceeds from long-term debt of $400.0 million, net receipts of commercial paper and revolving long-term debt of $32.9 million, partially offset by $150.0 million of share repurchases and the payment of dividends of $62.0 million.

Net cash used for financing activities in the first six months of 2018 primarily relates to $300.0 million of share repurchases and $125.9 million of dividend payments during the first six months of 2018. Additionally, in the first six months of 2018, $993.6 million of cash was distributed as a result of the Separation and Distribution of nVent. We used this cash to fund the repayment of commercial paper and revolving long term debt and for the early extinguishment of certain series of fixed rate debt during the first six months of 2018.
In June 2019, Pentair, Pentair Finance S.à r.l. (“PFSA”) and Pentair Investments Switzerland GmbH (“PISG”) completed a public offering of $400.0 million aggregate principal amount of PFSA’s 4.500% Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes are fully and unconditionally guaranteed as to payment of principal and interest by Pentair and PISG. We used the net proceeds of the 2029 Notes to partially repay outstanding commercial paper.

In April 2018, Pentair, PISG, PFSA and Pentair, Inc. entered into a credit agreement, providing for an $800.0 million senior unsecured revolving credit facility with a term of five years (the “Senior Credit Facility”), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Senior Credit Facility replaced PFSA’s existing credit facility under that certain Amended and Restated Credit Agreement, dated as of October 3, 2014. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
PFSA has the option to request an increase to the Senior Credit Facility up to $1,100.0 million in the aggregate, subject to customary conditions, including the commitment of participating lenders. In May 2019, PFSA executed an increase of the Senior Credit Facility by $100.0 million for a total commitment up to $900.0 million in the aggregate. As of June 30, 2019, total availability under the Senior Credit Facility was $765.0 million.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $130.9 million of commercial paper outstanding as of June 30, 2019 and $76.0 million as of December 31, 2018, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 30, 2019, we were in compliance with all financial covenants in our debt agreements.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at June 30, 2019. Borrowings under these credit facilities bear interest at variable rates.

We have $405.3 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of June 30, 2019 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of June 30, 2019, we have $54.3 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. During the six months ended June 30, 2019, we repurchased 4.0 million of our shares for $150.0 million. As of June 30, 2019, we had $250.0 million available for share repurchases under this authorization.
Dividends payable
On May 6, 2019, the Board of Directors declared a quarterly cash dividend of $0.18, payable on August 2, 2019 to shareholders of record at the close of business on July 19, 2019. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.2 million at June 30, 2019, compared to $30.8 million at December 31, 2018.
We paid dividends in the first six months of 2019 of $62.0 million, or $0.36 per ordinary share compared with $125.9 million, or $0.70 per ordinary share, in the prior year period.

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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2019	June 30, 2018
Net cash provided by operating activities of continuing operations	$99.2	$177.8
Capital expenditures of continuing operations	(29.8)	(20.3)
Proceeds from sale of property and equipment of continuing operations	0.4	(0.5)
Free cash flow from continuing operations	$69.8	$157.0
Net cash used for operating activities of discontinued operations	(2.5)	(5.9)
Capital expenditures of discontinued operations	—	(7.4)
Proceeds from sale of property and equipment of discontinued operations	—	2.3
Free cash flow	$67.3	$146.0
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2019. For additional information, refer to Item 7A of our 2018 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2019, there were approximately 670 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of June 30, 2019, our recorded reserves for environmental matters were not material. We do not anticipate our remaining environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2018 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2019:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 27	293	$41.73	—	$400,000,120
April 28 - May 25	2,601,781	$38.81	2,574,607	$300,000,182
May 26 - June 30	1,390,920	$35.95	1,389,742	$250,000,187
Total	3,992,994		3,964,349

(a)
The purchases in this column include 293 shares for the period April 1 - April 27, 27,174 shares for the period April 28 - May 25 and 1,178 shares for the period May 26 - June 30 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

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

(d)
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The 2018 authorization expires on May 31, 2021. As of June 30, 2019, we had $250.0 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2019

4.1
Sixth Supplemental Indenture, dated as of June 21, 2019, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor), and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 21, 2019 (File No. 001-11625)).

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 2019.

Pentair plc
Registrant

By	/s/ Mark C. Borin
Mark C. Borin
Executive Vice President and Chief Financial Officer

By	/s/ Ademir Sarcevic
Ademir Sarcevic
Senior Vice President and Chief Accounting Officer