Form 10-Q
period 2019-09-30
PENTAIR plc
filed 2019-10-23
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019
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

On September 30, 2019, 168,092,998 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$713.6	$711.4	$2,202.0	$2,224.6
Cost of goods sold	458.6	467.6	1,424.7	1,444.9
Gross profit	255.0	243.8	777.3	779.7
Selling, general and administrative expenses	126.4	116.3	405.9	399.0
Research and development expenses	19.8	19.1	61.2	57.0
Operating income	108.8	108.4	310.2	323.7
Other (income) expense:
Loss (gain) on sale of business	0.1	0.2	(3.3)	6.4
Loss on early extinguishment of debt	—	—	—	17.1
Net interest expense	6.9	4.3	23.6	27.9
Other expense (income)	0.6	2.1	(11.7)	(1.7)
Income from continuing operations before income taxes	101.2	101.8	301.6	274.0
Provision for income taxes	9.9	10.6	42.8	46.5
Net income from continuing operations	91.3	91.2	258.8	227.5
Income (loss) from discontinued operations, net of tax	1.0	18.9	(0.9)	27.0
Net income	$92.3	$110.1	$257.9	$254.5
Comprehensive income, net of tax
Net income	$92.3	$110.1	$257.9	$254.5
Changes in cumulative translation adjustment	(25.8)	(2.1)	(28.3)	23.1
Changes in market value of derivative financial instruments, net of tax	21.9	(1.0)	22.8	(0.7)
Comprehensive income	$88.4	$107.0	$252.4	$276.9
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.54	$0.52	$1.53	$1.29
Discontinued operations	0.01	0.11	(0.01)	0.15
Basic earnings per ordinary share	$0.55	$0.63	$1.52	$1.44
Diluted
Continuing operations	$0.54	$0.52	$1.52	$1.28
Discontinued operations	0.01	0.11	(0.01)	0.15
Diluted earnings per ordinary share	$0.55	$0.63	$1.51	$1.43
Weighted average ordinary shares outstanding
Basic	168.1	174.3	169.7	176.8
Diluted	168.6	175.7	170.3	178.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$113.2	$74.3
Accounts and notes receivable, net of allowances of $13.4 and $14.0, respectively	404.0	488.2
Inventories	390.3	387.5
Other current assets	95.1	89.4
Total current assets	1,002.6	1,039.4
Property, plant and equipment, net	277.9	272.6
Other assets
Goodwill	2,261.0	2,072.7
Intangibles, net	341.4	276.3
Other non-current assets	197.5	145.5
Total other assets	2,799.9	2,494.5
Total assets	$4,080.4	$3,806.5
Liabilities and Equity
Current liabilities
Accounts payable	$253.4	$378.6
Employee compensation and benefits	70.7	111.7
Other current liabilities	370.1	328.4
Total current liabilities	694.2	818.7
Other liabilities
Long-term debt	1,118.7	787.6
Pension and other post-retirement compensation and benefits	88.1	90.0
Deferred tax liabilities	111.4	105.9
Other non-current liabilities	199.2	168.2
Total liabilities	2,211.6	1,970.4
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 168.1 and 171.4 issued at September 30, 2019 and December 31, 2018, respectively	1.7	1.7
Additional paid-in capital	1,765.9	1,893.8
Retained earnings	335.3	169.2
Accumulated other comprehensive loss	(234.1)	(228.6)
Total equity	1,868.8	1,836.1
Total liabilities and equity	$4,080.4	$3,806.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2019	September 30, 2018
Operating activities
Net income	$257.9	$254.5
Loss (income) from discontinued operations, net of tax	0.9	(27.0)
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(3.0)	(7.1)
Depreciation	36.4	36.9
Amortization	24.1	27.0
Deferred income taxes	(17.7)	(4.1)
(Gain) loss on sale of business	(3.3)	6.4
Share-based compensation	15.3	16.4
Trade name and other impairment	18.2	6.0
Loss on early extinguishment of debt	—	17.1
Pension settlement (gain) loss	(11.8)	2.2
Pension and other post-retirement plan contributions	(11.1)	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	82.8	73.5
Inventories	4.0	(36.3)
Other current assets	(10.5)	(11.0)
Accounts payable	(128.8)	(60.1)
Employee compensation and benefits	(19.1)	(25.4)
Other current liabilities	21.3	27.7
Other non-current assets and liabilities	10.5	2.5
Net cash provided by operating activities of continuing operations	266.1	299.2
Net cash used for operating activities of discontinued operations	(1.4)	(14.6)
Net cash provided by operating activities	264.7	284.6
Investing activities
Capital expenditures	(44.6)	(33.8)
Proceeds from sale of property and equipment	0.4	(0.4)
Proceeds from (payments due to) the sale of businesses, net	0.7	(12.8)
Acquisitions, net of cash acquired	(284.5)	(0.9)
Other	(1.5)	—
Net cash used for investing activities of continuing operations	(329.5)	(47.9)
Net cash used for investing activities of discontinued operations	—	(7.1)
Net cash used for investing activities	(329.5)	(55.0)
Financing activities
Net receipts of commercial paper and revolving long-term debt	91.2	46.0
Proceeds from long-term debt	400.0	—
Repayments of long-term debt	(151.5)	(675.1)
Debt issuance costs	(6.3)	(2.0)
Premium paid on early extinguishment of debt	—	(16.0)
Transfer of cash to nVent	—	(74.2)
Distribution of cash from nVent	—	993.6
Shares issued to employees, net of shares withheld	6.8	16.0
Repurchases of ordinary shares	(150.0)	(400.0)
Dividends paid	(92.4)	(156.7)
Net cash provided by (used for) financing activities	97.8	(268.4)
Change in cash held for sale	—	27.0
Effect of exchange rate changes on cash and cash equivalents	5.9	(9.8)
Change in cash and cash equivalents	38.9	(21.6)
Cash and cash equivalents, beginning of period	74.3	86.3
Cash and cash equivalents, end of period	$113.2	$64.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	171.4	$1.7	$1,893.8	$169.2	$(228.6)	$1,836.1
Net income	—	—	—	51.3	—	51.3
Other comprehensive income, net of tax	—	—	—	—	2.7	2.7
Dividends declared, $0.18 per share	—	—	—	(31.0)	—	(31.0)
Exercise of options, net of shares tendered for payment	0.3	—	9.1	—	—	9.1
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(3.2)	—	—	(3.2)
Share-based compensation	—	—	5.4	—	—	5.4
Balance - March 31, 2019	171.9	$1.7	$1,905.1	$189.5	$(225.9)	$1,870.4
Net income	—	—	—	114.3	—	114.3
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)
Dividends declared, $0.18 per share	—	—	—	(30.4)	—	(30.4)
Share repurchase	(4.0)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.1	—	2.2	—	—	2.2
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(0.9)	—	—	(0.9)
Share-based compensation	—	—	5.3	—	—	5.3
Balance - June 30, 2019	168.0	$1.7	$1,761.7	$273.4	$(230.2)	$1,806.6
Net income	—	—	—	92.3	—	92.3
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Dividends declared, $0.18 per share	—	—	—	(30.4)	—	(30.4)
Exercise of options, net of shares tendered for payment	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	4.6	—	—	4.6
Balance - September 30, 2019	168.1	1.7	1,765.9	335.3	(234.1)	1,868.8

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited), continued

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	180.3	$1.8	$2,797.7	$2,481.7	$(243.4)	$5,037.8
Net income	—	—	—	102.9	—	102.9
Cumulative effect of accounting changes	—	—	—	(214.0)	—	(214.0)
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	(1.4)
Dividends declared, $0.35 per share	—	—	—	(62.6)	—	(62.6)
Share repurchase	(2.2)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.1	—	5.8	—	—	5.8
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.8)	—	—	(4.8)
Share-based compensation	—	—	6.0	—	—	6.0
Balance - March 31, 2018	178.4	$1.8	$2,654.7	$2,308.0	$(244.8)	$4,719.7
Net income	—	—	—	41.5	—	41.5
Other comprehensive income, net of tax	—	—	—	—	74.8	74.8
Distribution to nVent	—	—	(438.2)	(2,290.7)	(47.9)	(2,776.8)
Dividends declared, $0.175 per share	—	—	—	(30.9)	—	(30.9)
Share repurchase	(3.3)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.3	—	6.3	—	—	6.3
Issuance of restricted shares, net of cancellations	(0.1)	—	—	—	—	—
Shares surrendered by employees to pay taxes	0.1	—	(1.0)	—	—	(1.0)
Share-based compensation	—	—	5.3	—	—	5.3
Balance - June 30, 2018	175.4	$1.8	$2,077.1	$27.9	$(217.9)	$1,888.9
Net income	—	—	—	110.1	—	110.1
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)
Dividends declared, $0.175 per share	—	—	—	(30.5)	—	(30.5)
Share repurchase	(2.3)	—	(100.0)	—	—	(100.0)
Exercise of options, net of shares tendered for payment	0.4	—	10.7	—	—	10.7
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(1.0)	—	—	(1.0)
Share-based compensation	—	—	5.1	—	—	5.1
Balance - September 30, 2018	173.6	$1.8	$1,991.9	$107.5	$(221.0)	$1,880.2
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
As of September 30, 2019, $80.0 million was included in Other non-current assets, $19.8 million in Other current liabilities and $63.0 million in Other non-current liabilities, on the Condensed Consolidated Balance Sheets as a result of the new lease standard. There was no impact on our Condensed Consolidated Statements of Operations and Comprehensive Income or Condensed Consolidated Statements of Cash Flows.
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
U.S.	$445.0	$438.5	$1,382.1	$1,395.1
Western Europe	97.8	97.1	309.0	311.2
Developing (1)	119.9	117.6	357.8	346.0
Other Developed (2)	50.9	58.2	153.1	172.3
Consolidated net sales	$713.6	$711.4	$2,202.0	$2,224.6
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Residential	$395.5	$397.6	$1,230.1	$1,247.3
Commercial	154.3	155.8	475.7	475.4
Industrial	163.8	158.0	496.2	501.9
Consolidated net sales	$713.6	$711.4	$2,202.0	$2,224.6

Performance obligations
On September 30, 2019, we had $62.8 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	September 30, 2019	December 31, 2018	$ Change	% Change
Contract assets	$37.3	$36.5	$0.8	2.2%
Contract liabilities	34.4	32.8	1.6	4.9%
Net contract assets	$2.9	$3.7	$(0.8)	(21.6)%

The $0.8 million decrease in net contract assets from December 31, 2018 to September 30, 2019 was primarily the result of timing of milestone payments. Approximately 80% of our contract liabilities at December 31, 2018 were recognized in revenue in the first nine months of 2019. There were no impairment losses recognized on our contract assets for the three months or nine months ended September 30, 2019.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

3.Acquisitions and Discontinued Operations
Acquisitions
In February 2019, as part of Filtration Solutions, we completed the acquisitions of Aquion, Inc. (“Aquion”) and Pelican Water Systems (“Pelican”) for $163.4 million and $121.1 million, respectively, in cash, net of cash acquired.

For Aquion, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $94.5 million, $4.6 million of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired as part of the Aquion acquisition include $15.7 million of indefinite-lived trade name intangible assets and $78.8 million of definite-lived customer relationships with an estimated useful life of 15 years.

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

Discontinued Operation — Electrical Separation
On April 30, 2018, we completed the separation of our Electrical business from the rest of Pentair (the “Separation”) by means of a dividend in specie of the Electrical business, which was effected by the transfer of the Electrical business from Pentair to nVent Electric plc (“nVent”) and the issuance by nVent of ordinary shares directly to Pentair shareholders (the “Distribution”). The results of the Electrical business have been presented as discontinued operations. The Electrical business had been previously disclosed as a stand-alone reporting segment. Separation costs related to the Separation and Distribution were $2.5 million and $82.4 million for the three and nine months ended September 30, 2018, respectively. These costs are reported in discontinued operations as they represent a cost directly related to the Separation and Distribution and are included within Income (loss) from discontinued operations, net of tax presented below.

Operating results of the discontinued operation is summarized below:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$—	$—	$—	$693.9
Cost of goods sold	—	—	—	424.0
Gross profit	—	—	—	269.9
Selling, general and administrative expenses	1.2	2.5	2.0	233.5
Research and development expenses	—	—	—	14.6
Operating (loss) income	$(1.2)	$(2.5)	$(2.0)	$21.8
(Loss) income from discontinued operations before income taxes	$(1.3)	$14.8	$(2.5)	$34.6
Income tax (benefit) provision	(2.3)	(4.1)	(1.6)	7.6
Income (loss) from discontinued operations, net of tax	$1.0	$18.9	$(0.9)	$27.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

4.	Share Plans
Total share-based compensation expense for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Restricted stock units	$2.5	$2.4	$8.2	$6.7
Stock options	0.9	1.3	3.4	3.5
Performance share units	1.2	1.4	3.7	6.2
Total share-based compensation expense	$4.6	$5.1	$15.3	$16.4

Of the total share-based compensation expense noted above, $3.4 million was reported as part of Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2018.

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
During the nine months ended September 30, 2019 and the year ended December 31, 2018, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the nine months ended September 30, 2019 and the year ended December 31, 2018 included the reduction in hourly and salaried headcount of approximately 325 employees and 300 employees, respectively.
Restructuring-related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Severance and related costs	$2.1	$2.8	$9.6	$12.8
Other	0.8	0.7	1.1	21.3
Total restructuring costs	$2.9	$3.5	$10.7	$34.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Aquatic Systems	$0.2	$0.6	$3.1	$3.6
Filtration Solutions	1.5	0.9	3.1	14.4
Flow Technologies	0.3	0.7	2.4	8.7
Other	0.9	1.3	2.1	7.4
Consolidated	$2.9	$3.5	$10.7	$34.1

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2019:

In millions	September 30, 2019
Beginning balance	$27.1
Costs incurred	9.6
Cash payments and other	(19.7)
Ending balance	$17.0

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$92.3	$110.1	$257.9	$254.5
Net income from continuing operations	$91.3	$91.2	$258.8	$227.5
Weighted average ordinary shares outstanding
Basic	168.1	174.3	169.7	176.8
Dilutive impact of stock options, restricted stock units and performance share units	0.5	1.4	0.6	1.7
Diluted	168.6	175.7	170.3	178.5
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.54	$0.52	$1.53	$1.29
Discontinued operations	0.01	0.11	(0.01)	0.15
Basic earnings per ordinary share	$0.55	$0.63	$1.52	$1.44
Diluted
Continuing operations	$0.54	$0.52	$1.52	$1.28
Discontinued operations	0.01	0.11	(0.01)	0.15
Diluted earnings per ordinary share	$0.55	$0.63	$1.51	$1.43
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	2.2	1.3	2.0	0.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.    Supplemental Balance Sheet Information

In millions	September 30, 2019	December 31, 2018
Inventories
Raw materials and supplies	$198.0	$191.3
Work-in-process	63.4	64.0
Finished goods	128.9	132.2
Total inventories	$390.3	$387.5
Other current assets
Cost in excess of billings	$37.3	$36.5
Prepaid expenses	42.7	36.7
Prepaid income taxes	9.4	8.5
Other current assets	5.7	7.7
Total other current assets	$95.1	$89.4
Property, plant and equipment, net
Land and land improvements	$33.1	$33.5
Buildings and leasehold improvements	186.4	178.9
Machinery and equipment	608.7	593.8
Construction in progress	40.1	35.7
Total property, plant and equipment	868.3	841.9
Accumulated depreciation and amortization	590.4	569.3
Total property, plant and equipment, net	$277.9	$272.6
Other non-current assets
Right-of-use lease assets	$80.0	$—
Deferred income taxes	26.3	26.2
Deferred compensation plan assets	20.0	20.9
Other non-current assets	71.2	98.4
Total other non-current assets	$197.5	$145.5
Other current liabilities
Dividends payable	$30.3	$30.8
Accrued warranty	30.6	33.9
Accrued rebates and incentives	105.1	76.9
Billings in excess of cost	21.5	21.3
Current lease liability	19.8	—
Income taxes payable	12.0	10.4
Accrued restructuring	17.0	27.1
Other current liabilities	133.8	128.0
Total other current liabilities	$370.1	$328.4
Other non-current liabilities
Long-term lease liability	$63.0	$—
Income taxes payable	45.8	46.8
Self-insurance liabilities	43.1	47.7
Deferred compensation plan liabilities	20.0	20.9
Foreign currency contract liabilities	1.9	30.6
Other non-current liabilities	25.4	22.2
Total other non-current liabilities	$199.2	$168.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2018	Acquisitions	Foreign currency translation/other	September 30, 2019
Aquatic Systems	$965.9	$—	$(1.0)	$964.9
Filtration Solutions	643.5	215.5	(19.8)	839.2
Flow Technologies	463.3	—	(6.4)	456.9
Total goodwill	$2,072.7	$215.5	$(27.2)	$2,261.0

Identifiable intangible assets consisted of the following:

	September 30, 2019			December 31, 2018
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$415.9	$(260.8)	$155.1	$347.1	$(247.9)	$99.2
Trade names	—	—	—	0.4	(0.4)	—
Proprietary technology and patents	42.8	(28.8)	14.0	86.2	(68.4)	17.8
Total definite-life intangibles	458.7	(289.6)	169.1	433.7	(316.7)	117.0
Indefinite-life intangibles
Trade names	172.3	—	172.3	159.3	—	159.3
Total intangibles	$631.0	$(289.6)	$341.4	$593.0	$(316.7)	$276.3

Identifiable intangible asset amortization expense was $7.6 million and $8.6 million for the three months ended September 30, 2019 and 2018, respectively, and $24.1 million and $27.0 million for the nine months ended September 30, 2019 and 2018, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2019 and the next five years is as follows:

	Q4
In millions	2019	2020	2021	2022	2023	2024
Estimated amortization expense	$7.4	$27.1	$22.1	$15.2	$12.8	$12.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2019	Maturity Year	September 30, 2019	December 31, 2018
Commercial paper	2.575%	2023	$189.7	$76.0
Revolving credit facilities	3.116%	2023	3.6	26.2
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	—	155.1
Senior notes - fixed rate (1)	3.625%	2020	74.0	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	—
Unamortized debt issuance costs and discounts	N/A	N/A	(10.0)	(5.1)
Total debt			$1,118.7	$787.6
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
PFSA has the option to request an increase to the Senior Credit Facility up to $1,100.0 million in the aggregate, subject to customary conditions, including the commitment of participating lenders. In May 2019, PFSA executed an increase of the Senior Credit Facility by $100.0 million for a total commitment up to $900.0 million in the aggregate. As of September 30, 2019, total availability under the Senior Credit Facility was $706.7 million.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $189.7 million of commercial paper outstanding as of September 30, 2019 and $76.0 million as of December 31, 2018, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at September 30, 2019. Borrowings under these credit facilities bear interest at variable rates.

We have $324.0 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of September 30, 2019 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2019 matures on a calendar year basis as follows:

	Q4
In millions	2019	2020	2021	2022	2023	2024	Thereafter	Total
Contractual debt obligation maturities	$250.0	$74.0	$103.8	$88.3	$193.3	$—	$419.3	$1,128.7

10.	Derivatives and Financial Instruments
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

At September 30, 2019 and December 31, 2018, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $41.5 million and $47.6 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At September 30, 2019 and December 31, 2018, we had outstanding cross currency swap agreements with a combined notional amount of $601.9 million and $283.8 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency gains of $3.8 million at September 30, 2019 and deferred foreign currency losses of $14.5 million at December 31, 2018, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2019		December 31, 2018
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$193.3	$193.3	$102.2	$102.2
Fixed rate debt	935.4	981.8	690.5	691.8
Total debt	$1,128.7	$1,175.1	$792.7	$794.0

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.2	$—	$—	$0.2
Foreign currency contract liabilities	—	(1.9)	—	—	(1.9)
Deferred compensation plan assets	11.6	—	—	8.4	20.0
Total recurring fair value measurements	$11.6	$(1.7)	$—	$8.4	$18.3

	December 31, 2018
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(30.6)	$—	$—	$(30.6)
Deferred compensation plan assets	17.6	—	—	3.3	20.9
Total recurring fair value measurements	$17.6	$(30.6)	$—	$3.3	$(9.7)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

11.	Income Taxes
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
The effective income tax rate for the nine months ended September 30, 2019 was 14.2%, compared to 17.0% for the nine months ended September 30, 2018. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $48.4 million and $51.4 million at September 30, 2019 and December 31, 2018, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service cost	$0.7	$1.0	$1.8	$3.1
Interest cost	0.9	3.0	6.3	9.0
Expected return on plan assets	(0.2)	(2.2)	(3.6)	(6.7)
Plan settlement loss (gain)	0.4	2.2	(11.8)	2.2
Net periodic benefit expense (income)	$1.8	$4.0	$(7.3)	$7.6
Components of net periodic benefit expense (income) for our other post-retirement plans for the three and nine months ended September 30, 2019 and 2018 were not material.
In 2017, our Board of Directors approved amendments to terminate the Pentair Salaried Plan (the “Salaried Plan”), a U.S. qualified pension plan. The Salaried Plan discontinued accruing benefits on December 31, 2017 and the termination was effective December 31, 2017.
Salaried Plan participants whose benefits were not in pay status by July 1, 2018 were given the opportunity to elect a lump-sum (or monthly annuity) payment during a special election window. During the third quarter of 2018, lump-sum payments of $171.9 million were made and resulted in a settlement loss of $2.2 million for the three and nine months ended September 30, 2018.
In 2019, we received all required government approvals to complete the termination of the Salaried Plan. In June 2019, we entered into an agreement with an insurance company to purchase from us, through an annuity contract, our remaining obligations under the Salaried Plan. For the nine months ended September 30, 2019, we contributed $11.1 million to the Salaried Plan as part of the process to settle our obligations. As a result of these actions, a non-cash pre-tax settlement gain of $11.8 million was recorded for the nine months ended September 30, 2019 and is reflected within Plan settlement loss (gain) in the table above.

13.	Shareholders’ Equity
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. During the nine months ended September 30, 2019, we repurchased 4.0 million of our shares for $150.0 million. As of September 30, 2019, we had $250.0 million available for share repurchases under this authorization.
Dividends payable
On September 24, 2019, the Board of Directors declared a quarterly cash dividend of $0.18, payable on November 1, 2019 to shareholders of record at the close of business on October 18, 2019. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.3 million at September 30, 2019, compared to $30.8 million at December 31, 2018.

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
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales
Aquatic Systems	$218.7	$232.7	$709.8	$749.3
Filtration Solutions	273.5	240.4	798.4	754.1
Flow Technologies	221.0	238.0	692.7	720.2
Other	0.4	0.3	1.1	1.0
Consolidated	$713.6	$711.4	$2,202.0	$2,224.6
Segment income (loss)
Aquatic Systems	$54.8	$59.9	$184.0	$199.5
Filtration Solutions	45.1	38.4	128.8	124.4
Flow Technologies	37.9	36.6	109.9	119.7
Other	(15.0)	(13.1)	(47.1)	(40.7)
Consolidated	$122.8	$121.8	$375.6	$402.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Segment income	$122.8	$121.8	$375.6	$402.9
Deal-related costs and expenses	—	—	(4.2)	—
Inventory step-up	—	—	(2.2)	—
Restructuring and other	(5.9)	(3.5)	(13.7)	(28.1)
Intangible amortization	(7.6)	(8.6)	(24.1)	(27.0)
Pension settlement (loss) gain	(0.4)	(2.2)	11.8	(2.2)
Asset impairment	—	—	(18.2)	(6.0)
(Loss) gain on sale of business	(0.1)	(0.2)	3.3	(6.4)
Loss on early extinguishment of debt	—	—	—	(17.1)
Corporate allocations	—	—	—	(11.0)
Net interest expense	(6.9)	(4.3)	(23.6)	(27.9)
Other expense	(0.7)	(1.2)	(3.1)	(3.2)
Income from continuing operations before income taxes	$101.2	$101.8	$301.6	$274.0

15.	Commitments and Contingencies
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
The components of lease cost for the three and nine months ended September 30, 2019 were as follows:

	Three months ended	Nine months ended
In millions	September 30, 2019
Operating lease cost	$8.0	$24.7
Sublease income	(0.2)	(0.7)
Total lease cost	$7.8	$24.0

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows:

In millions	September 30, 2019
Operating cash flows from operating leases	$20.1
Right-of-use assets obtained in exchange for lease obligations	88.0

Other information related to leases was as follows:

September 30, 2019
Weighted-average remaining lease term of operating leases	5 years
Weighted-average discount rate of operating leases	6.3%

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Future minimum lease commitments under non-cancelable operating leases as of September 30, 2019 were as follows:

In millions	Operating Leases
Q4 2019	$6.4
2020	22.4
2021	18.1
2022	15.6
2023	13.2
Thereafter	22.4
Total lease payments	98.1
Less: imputed interest	(15.3)
Total	$82.8
Future minimum lease commitments under non-cancelable operating leases based on accounting standards applicable as of December 31, 2018 were as follows:

In millions	Operating Leases
2019	$23.2
2020	17.6
2021	13.3
2022	11.1
2023	9.5
Thereafter	13.8
Total	$88.5

Warranties and guarantees
In connection with our disposition of businesses, product lines and assets, we often provide representations, warranties and indemnities to cover purchasers for various potential liabilities relating to the sold businesses, product lines and assets, such as unknown damages or liabilities relating to the assets and pre-closing tax, product liability, warranty, environmental, or other obligations. The subject matter, amounts and duration of any such indemnification obligations vary for each type of liability indemnified and may vary widely from transaction to transaction.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The changes in the carrying amount of service and product warranties of continuing operations for the nine months ended September 30, 2019 were as follows:

In millions	September 30, 2019
Beginning balance	$33.9
Service and product warranty provision	37.9
Payments	(41.0)
Foreign currency translation	(0.2)
Ending balance	$30.6

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
As of September 30, 2019 and December 31, 2018, the outstanding value of bonds, letters of credit and bank guarantees totaled $105.0 million and $123.6 million, respectively.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$713.6	$—	$713.6
Cost of goods sold	—	—	—	458.6	—	458.6
Gross profit	—	—	—	255.0	—	255.0
Selling, general and administrative	9.9	(0.2)	0.4	116.3	—	126.4
Research and development	—	—	—	19.8	—	19.8
Operating (loss) income	(9.9)	0.2	(0.4)	118.9	—	108.8
(Earnings) loss from continuing operations of investment in subsidiaries	(101.2)	(101.0)	(103.9)	—	306.1	—
Other (income) expense:
Loss on sale of business	—	—	—	0.1	—	0.1
Net interest expense	—	—	2.5	4.4	—	6.9
Other expense	—	—	—	0.6	—	0.6
Income (loss) from continuing operations before income taxes	91.3	101.2	101.0	113.8	(306.1)	101.2
Provision for income taxes	—	—	—	9.9	—	9.9
Net income (loss) from continuing operations	91.3	101.2	101.0	103.9	(306.1)	91.3
Income from discontinued operations, net of tax	—	—	—	1.0	—	1.0
Earnings (loss) from discontinued operations of investment in subsidiaries	1.0	1.0	1.0	—	(3.0)	—
Net income (loss)	$92.3	$102.2	$102.0	$104.9	$(309.1)	$92.3
Comprehensive income (loss), net of tax
Net income (loss)	$92.3	$102.2	$102.0	$104.9	$(309.1)	$92.3
Changes in cumulative translation adjustment	(25.8)	(25.8)	(25.8)	(25.8)	77.4	(25.8)
Changes in market value of derivative financial instruments, net of tax	21.9	21.9	21.9	21.9	(65.7)	21.9
Comprehensive income (loss)	$88.4	$98.3	$98.1	$101.0	$(297.4)	$88.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,202.0	$—	$2,202.0
Cost of goods sold	—	—	—	1,424.7	—	1,424.7
Gross profit	—	—	—	777.3	—	777.3
Selling, general and administrative expenses	15.6	0.1	1.1	389.1	—	405.9
Research and development expenses	—	—	—	61.2	—	61.2
Operating (loss) income	(15.6)	(0.1)	(1.1)	327.0	—	310.2
(Earnings) loss from continuing operations of investment in subsidiaries	(274.4)	(276.5)	(280.8)	—	831.7	—
Other (income) expense:
Gain on sale of business	—	—	—	(3.3)	—	(3.3)
Net interest expense	—	2.0	3.2	18.4	—	23.6
Other income	—	—	—	(11.7)	—	(11.7)
Income (loss) from continuing operations before income taxes	258.8	274.4	276.5	323.6	(831.7)	301.6
Provision for income taxes	—	—	—	42.8	—	42.8
Net income (loss) from continuing operations	258.8	274.4	276.5	280.8	(831.7)	258.8
Loss from discontinued operations, net of tax	—	—	—	(0.9)	—	(0.9)
(Loss) earnings from discontinued operations of investment in subsidiaries	(0.9)	(0.9)	(0.9)	—	2.7	—
Net income (loss)	$257.9	$273.5	$275.6	$279.9	$(829.0)	$257.9
Comprehensive income (loss), net of tax
Net income (loss)	$257.9	$273.5	$275.6	$279.9	$(829.0)	$257.9
Changes in cumulative translation adjustment	(28.3)	(28.3)	(28.3)	(28.3)	84.9	(28.3)
Changes in market value of derivative financial instruments, net of tax	22.8	22.8	22.8	22.8	(68.4)	22.8
Comprehensive income (loss)	$252.4	$268.0	$270.1	$274.4	$(812.5)	$252.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
September 30, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.1	$—	$0.1	$113.0	$—	$113.2
Accounts and notes receivable, net	10.7	—	7.1	390.3	(4.1)	404.0
Inventories	—	—	—	390.3	—	390.3
Other current assets	0.6	—	—	94.5	—	95.1
Total current assets	11.4	—	7.2	988.1	(4.1)	1,002.6
Property, plant and equipment, net	—	—	—	277.9	—	277.9
Other assets
Investments in subsidiaries	2,072.2	2,071.6	2,825.6	—	(6,969.4)	—
Goodwill	—	—	—	2,261.0	—	2,261.0
Intangibles, net	—	—	—	341.4	—	341.4
Other non-current assets	13.3	1.0	1,272.3	184.2	(1,273.3)	197.5
Total other assets	2,085.5	2,072.6	4,097.9	2,786.6	(8,242.7)	2,799.9
Total assets	$2,096.9	$2,072.6	$4,105.1	$4,052.6	$(8,246.8)	$4,080.4
Liabilities and Equity
Current liabilities
Accounts payable	$3.3	$0.1	$—	$254.1	$(4.1)	$253.4
Employee compensation and benefits	0.2	—	—	70.5	—	70.7
Other current liabilities	33.6	0.3	9.4	326.8	—	370.1
Total current liabilities	37.1	0.4	9.4	651.4	(4.1)	694.2
Other liabilities
Long-term debt	170.5	—	2,024.3	197.2	(1,273.3)	1,118.7
Pension and other post-retirement compensation and benefits	—	—	—	88.1	—	88.1
Deferred tax liabilities	—	—	—	111.4	—	111.4
Other non-current liabilities	20.5	—	—	178.7	—	199.2
Total liabilities	228.1	0.4	2,033.7	1,226.8	(1,277.4)	2,211.6
Equity	1,868.8	2,072.2	2,071.4	2,825.8	(6,969.4)	1,868.8
Total liabilities and equity	$2,096.9	$2,072.6	$4,105.1	$4,052.6	$(8,246.8)	$4,080.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$248.3	$272.4	$282.8	$287.5	$(826.3)	$264.7
Investing activities
Capital expenditures	—	—	—	(44.6)	—	(44.6)
Proceeds from sale of property and equipment	—	—	—	0.4	—	0.4
Proceeds from the sale of businesses	—	—	—	0.7	—	0.7
Acquisitions, net of cash acquired	—	—	—	(284.5)	—	(284.5)
Net intercompany loan activity	—	(131.8)	(450.5)	109.9	472.4	—
Other	—	—	—	(1.5)	—	(1.5)
Net cash (used for) provided by investing activities	—	(131.8)	(450.5)	(219.6)	472.4	(329.5)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	113.8	(22.6)	—	91.2
Proceeds from long-term debt	—	—	400.0	—	—	400.0
Repayments of long-term debt	—	—	(151.5)	—	—	(151.5)
Debt issuance costs	—	—	(6.3)	—	—	(6.3)
Net change in advances to subsidiaries	(12.7)	(140.6)	(184.7)	(15.9)	353.9	—
Shares issued to employees, net of shares withheld	6.8	—	—	—	—	6.8
Repurchases of ordinary shares	(150.0)	—	—	—	—	(150.0)
Dividends paid	(92.4)	—	—	—	—	(92.4)
Net cash (used for) provided by financing activities	(248.3)	(140.6)	171.3	(38.5)	353.9	97.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.6)	9.5	—	5.9
Change in cash and cash equivalents	—	—	—	38.9	—	38.9
Cash and cash equivalents, beginning of period	0.1	—	0.1	74.1	—	74.3
Cash and cash equivalents, end of period	$0.1	$—	$0.1	$113.0	$—	$113.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$711.4	$—	$711.4
Cost of goods sold	—	—	—	467.6	—	467.6
Gross profit	—	—	—	243.8	—	243.8
Selling, general and administrative expenses	2.3	—	0.2	113.8	—	116.3
Research and development expenses	—	—	—	19.1	—	19.1
Operating (loss) income	(2.3)	—	(0.2)	110.9	—	108.4
(Earnings) loss from continuing operations of investment in subsidiaries	(93.5)	(93.3)	(69.5)	—	256.3	—
Other (income) expense:
Loss on sale of business	—	—	—	0.2	—	0.2
Net interest (income) expense	—	(0.2)	1.7	2.8	—	4.3
Other expense	—	—	—	2.1	—	2.1
Income (loss) from continuing operations before income taxes	91.2	93.5	67.6	105.8	(256.3)	101.8
Provision for income taxes	—	—	—	10.6	—	10.6
Net income (loss) from continuing operations	91.2	93.5	67.6	95.2	(256.3)	91.2
Income from discontinued operations, net of tax	—	—	—	18.9	—	18.9
(Loss) earnings from discontinued operations of investment in subsidiaries	18.9	18.9	18.9	—	(56.7)	—
Net income (loss)	$110.1	$112.4	$86.5	$114.1	$(313.0)	$110.1
Comprehensive income (loss), net of tax
Net income (loss)	$110.1	$112.4	$86.5	$114.1	$(313.0)	$110.1
Changes in cumulative translation adjustment	(2.1)	(2.1)	(2.1)	(2.1)	6.3	(2.1)
Changes in market value of derivative financial instruments, net of tax	(1.0)	(1.0)	(1.0)	(1.0)	3.0	(1.0)
Comprehensive income (loss)	$107.0	$109.3	$83.4	$111.0	$(303.7)	$107.0

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$197.2	$269.2	$274.7	$464.1	$(920.6)	$284.6
Investing activities
Capital expenditures	—	—	—	(33.8)	—	(33.8)
Proceeds from sale of property and equipment	—	—	—	(0.4)	—	(0.4)
Payments due to sale of businesses, net	—	—	—	(12.8)	—	(12.8)
Acquisitions, net of cash acquired	—	—	—	(0.9)	—	(0.9)
Net intercompany loan activity	—	24.9	(62.0)	618.7	(581.6)	—
Net cash provided by (used for) investing activities of continuing operations	—	24.9	(62.0)	570.8	(581.6)	(47.9)
Net cash used for investing activities of discontinued operations	—	—	—	(7.1)	—	(7.1)
Net cash provided by (used for) investing activities	—	24.9	(62.0)	563.7	(581.6)	(55.0)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	65.0	(19.0)	—	46.0
Repayments of long-term debt	—	—	(675.1)	—	—	(675.1)
Premium paid on early extinguishment of debt	—	—	(16.0)	—	—	(16.0)
Debt issuance costs	—	—	(2.0)	—	—	(2.0)
Transfer of cash to nVent	—	—	—	(74.2)	—	(74.2)
Distribution from nVent spin-off	—	—	993.6	—	—	993.6
Net change in advances to subsidiaries	343.6	(294.1)	(563.9)	(987.8)	1,502.2	—
Shares issued to employees, net of shares withheld	16.0	—	—	—	—	16.0
Repurchases of ordinary shares	(400.0)	—	—	—	—	(400.0)
Dividends paid	(156.7)	—	—	—	—	(156.7)
Net cash (used for) provided by financing activities	(197.1)	(294.1)	(198.4)	(1,081.0)	1,502.2	(268.4)
Change in cash held for sale	—	—	—	27.0	—	27.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(14.2)	4.4	—	(9.8)
Change in cash and cash equivalents	0.1	—	0.1	(21.8)	—	(21.6)
Cash and cash equivalents, beginning of period	—	—	—	86.3	—	86.3
Cash and cash equivalents, end of period	$0.1	$—	$0.1	$64.5	$—	$64.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of three reporting segments: Aquatic Systems, Filtration Solutions and Flow Technologies. For the first nine months of 2019, the Aquatic Systems, Filtration Solutions and Flow Technologies segments represented approximately 32%, 36% and 31% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first nine months of 2019 and may impact our results in the future:

•
Wet and cold weather delayed pool construction activity in several key markets during the first half of 2019. As a result of slower sell-through during the first half of 2019, inventory levels were not reduced to the levels we anticipated.  We expect the financial results of Aquatic Systems for the remainder of 2019 to be negatively impacted as a result.

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

•	Optimizing our technological capabilities to increasingly generate innovative new products and advance digital transformation; and

•	Building a growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2019 and 2018 were as follows:

	Three months ended
In millions	September 30, 2019	September 30, 2018	$ Change	% / Point Change
Net sales	$713.6	$711.4	$2.2	0.3%
Cost of goods sold	458.6	467.6	(9.0)	(1.9)%
Gross profit	255.0	243.8	11.2	4.6%
% of net sales	35.7%	34.3%		1.4	pts

Selling, general and administrative	126.4	116.3	10.1	8.7%
% of net sales	17.7%	16.3%		1.4	pts
Research and development	19.8	19.1	0.7	3.7%
% of net sales	2.8%	2.7%		0.1	pts

Operating income	108.8	108.4	0.4	0.4%
% of net sales	15.2%	15.2%		—

Loss on sale of business	0.1	0.2	(0.1)	N.M.
Other expense	0.6	2.1	(1.5)	N.M.
Net interest expense	6.9	4.3	2.6	60.5%

Income from continuing operations before income taxes	101.2	101.8	(0.6)	(0.6)%
Provision for income taxes	9.9	10.6	(0.7)	(6.6)%
Effective tax rate	9.8%	10.4%		(0.6	) pts
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2019 and September 30, 2018 were as follows:

	Nine months ended
In millions	September 30, 2019	September 30, 2018	$ Change	% / Point Change
Net sales	$2,202.0	$2,224.6	$(22.6)	(1.0)%
Cost of goods sold	1,424.7	1,444.9	(20.2)	(1.4)%
Gross profit	777.3	779.7	(2.4)	(0.3)%
% of net sales	35.3%	35.0%		0.3	pts

Selling, general and administrative expenses	405.9	399.0	6.9	1.7%
% of net sales	18.4%	17.9%		0.5	pts
Research and development expenses	61.2	57.0	4.2	7.4%
% of net sales	2.8%	2.6%		0.2	pts

Operating income	310.2	323.7	(13.5)	(4.2)%
% of net sales	14.1%	14.6%		(0.5	) pts

(Gain) loss on sale of business	(3.3)	6.4	(9.7)	N.M.
Loss on early extinguishment of debt	—	17.1	(17.1)	N.M.
Other income	(11.7)	(1.7)	(10.0)	N.M.
Net interest expense	23.6	27.9	(4.3)	(15.4)%

Income from continuing operations before income taxes	301.6	274.0	27.6	10.1%
Provision for income taxes	42.8	46.5	(3.7)	(8.0)%
Effective tax rate	14.2%	17.0%		(2.8	) pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	over the prior year period	over the prior year period
Volume	(5.0)%	(4.3)%
Price	3.1	2.8
Core growth	(1.9)	(1.5)
Acquisition (divestiture)	3.3	2.2
Currency	(1.1)	(1.7)
Total	0.3%	(1.0)%
The 0.3 percentage point increase in net sales in the third quarter of 2019 from 2018 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	increased sales volume in the industrial filtration and food and beverage businesses of our Filtration Solutions segment; and

•	the impact of the Aquion and Pelican acquisitions.
This increase was partially offset by:

•	decreased sales volume in our Aquatic Systems segment due to higher than anticipated inventory levels in some of our key distribution channels;

•	decreased sales volume in the residential, agriculture and commercial businesses of our Flow Technologies segment; and

•	unfavorable foreign currency effects.
The 1.0 percentage point decrease in net sales in the first nine months of 2019 from 2018 was primarily driven by:

•
decreased sales volume in our Aquatic Systems segment and agriculture-related business in our Flow Technologies segment due to cold and wet weather in the first half of 2019 and higher than anticipated inventory levels in some of our key distribution channels; and

•	unfavorable foreign currency effects.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	the impact of the Aquion and Pelican acquisitions.
Gross profit
The 1.4 and 0.3 percentage point increases in gross profit as a percentage of sales in the third quarter and first nine months, respectively, of 2019 from 2018 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher contribution margin as a result of savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were partially offset by:

•	unfavorable mix as a result of a core sales growth decrease in the higher margin Aquatic Systems segment; and

•	inflationary increases related to labor costs and certain raw materials.
Selling, general and administrative expenses (“SG&A”)
The 1.4 and 0.5 percentage point increases in SG&A as a percentage of sales in the third quarter and first nine months, respectively, of 2019 from 2018 was primarily driven by:

•	asset impairment of $18.2 million in the first nine months of 2019, compared to $6.0 million in the first nine months of 2018; and

•	increased investment in sales and marketing to drive growth.
These increases were partially offset by:

•	restructuring and other costs of $13.7 million in the first nine months of 2019, compared to $28.1 million in the first nine months of 2018;

•	savings generated from restructuring and other lean initiatives; and

•	decreased amortization expense from $24.1 million in the first nine months of 2019 compared to $27.0 million in the first nine months of 2018.
Net interest expense
The 60.5 percent increase in net interest expense in the third quarter of 2019 from 2018 was primarily driven by:

•
the impact of higher average outstanding debt levels during the third quarter of 2019, compared to the same period in 2018. In June 2019, Pentair, Pentair Finance S.à r.l. (“PFSA”) and Pentair Investments Switzerland GmbH (“PISG”) completed a public offering of $400.0 million aggregate principal amount of PFSA’s 4.500% Senior Notes due 2029.

The 15.4 percent decrease in net interest expense in the first nine months of 2019 from 2018 was primarily driven by:

•
the impact of lower average outstanding debt levels during the first nine months of 2019, compared to the same period in 2018. In June 2018, the proceeds from the Separation were utilized to repay the remaining $255.3 million aggregate principal amount of our 2.9% fixed rate senior notes due 2018 and for the early extinguishment of €363.4 million aggregate principal amount of our 2.45% senior notes due 2019; and

•	favorable foreign currency impact of interest payments made in Euros.
Provision for income taxes
The 0.6 and 2.8 percentage point decreases in the effective tax rate in the third quarter and first nine months, respectively, of 2019 from 2018 were primarily driven by:
•the tax impact and timing of losses incurred during the first nine months of 2019 compared to 2018;
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

We evaluate performance based on net sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Aquatic Systems
The net sales and segment income for Aquatic Systems were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2019	September 30, 2018	% / Point Change		September 30, 2019	September 30, 2018	% / Point Change
Net sales	$218.7	$232.7	(6.0)%		$709.8	$749.3	(5.3)%
Segment income	54.8	59.9	(8.5)%		184.0	199.5	(7.8)%
% of net sales	25.1%	25.7%	(0.6	) pts	25.9%	26.6%	(0.7	) pts
Net sales
The components of the change in Aquatic Systems net sales from the prior period were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	over the prior year period	over the prior year period
Volume	(9.4)%	(8.8)%
Price	4.9	4.8
Core growth	(4.5)	(4.0)
Acquisition (divestiture)	(1.2)	(0.8)
Currency	(0.3)	(0.5)
Total	(6.0)%	(5.3)%
The 6.0 and 5.3 percent decreases in net sales for Aquatic Systems in the third quarter and first nine months, respectively, of 2019 from 2018 were primarily driven by:

•	sales volume declines due to cold, wet weather during the first half of 2019 in key markets;

•	higher than anticipated inventory levels in some of our key distribution channels impacting our residential and commercial businesses during the three and nine months ended September 30, 2019; and

•	unfavorable foreign currency effects compared to the same periods of the prior year.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate impacts of inflation.

Segment income
The components of the change in Aquatic Systems segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	over the prior year period		over the prior year period
Growth	(2.3	) pts	(2.0	) pts
Inflation	(2.9)		(3.0)
Productivity/Price	4.6		4.3
Total	(0.6	) pts	(0.7	) pts
The 0.6 and 0.7 percentage point decreases in segment income for Aquatic Systems as a percentage of net sales in the third quarter and first nine months, respectively, of 2019 from 2018 were primarily driven by:

•	inflationary increases related to labor costs and certain raw materials;

•	sales declines in our residential and commercial businesses; and

•	increased investment in both research and development and sales and marketing to drive growth.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate impacts of inflation; and

•	increased productivity.
Filtration Solutions
The net sales and segment income for Filtration Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2019	September 30, 2018	% / Point Change		September 30, 2019	September 30, 2018	% / Point Change
Net sales	$273.5	$240.4	13.8%		$798.4	$754.1	5.9%
Segment income	45.1	38.4	17.4%		128.8	124.4	3.5%
% of net sales	16.5%	16.0%	0.5	pts	16.1%	16.5%	(0.4	) pts
Net sales
The components of the change in Filtration Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	over the prior year period	over the prior year period
Volume	2.5%	(1.6)%
Price	1.1	1.2
Core growth	3.6	(0.4)
Acquisition (divestiture)	12.0	9.0
Currency	(1.8)	(2.7)
Total	13.8%	5.9%
The 13.8 and 5.9 percent increases in net sales for Filtration Solutions in the third quarter and first nine months, respectively, of 2019 from 2018 were primarily driven by:

•	increased sales due to the acquisitions of Aquion and Pelican in the first quarter of 2019;

•	increased volume in our industrial filtration and food and beverage businesses in the third quarter of 2019; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	decreased sales volume in our residential and commercial businesses, partially due to lower component sales as Aquion sales are now considered intercompany; and

•	unfavorable foreign currency effects compared to the same periods of the prior year.
Segment income
The components of the change in Filtration Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	over the prior year period		over the prior year period
Growth	2.6	pts	0.8	pts
Inflation	(2.8)		(2.8)
Productivity/Price	0.7		1.6
Total	0.5	pts	(0.4	) pts
The 0.5 percentage point increase in segment income for Filtration Solutions as a percentage of net sales in the third quarter of 2019 from 2018 was primarily driven by:

•	sales growth, primarily as a result of increased volumes in the industrial filtration and food and beverage businesses, which resulted in increased leverage on operating expenses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	the impact of the Aquion and Pelican acquisitions.
This increase was partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
The 0.4 percentage point decrease in segment income for Filtration Solutions as a percentage of net sales in the first nine months of 2019 from 2018 was primarily driven by:

•	inflationary increases related to labor costs and certain raw materials.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	the impact of the Aquion and Pelican acquisitions.
Flow Technologies
The net sales and segment income for Flow Technologies were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2019	September 30, 2018	% / Point Change		September 30, 2019	September 30, 2018	% / Point Change
Net sales	$221.0	$238.0	(7.1)%		$692.7	$720.2	(3.8)%
Segment income	37.9	36.6	3.6%		109.9	119.7	(8.2)%
% of net sales	17.1%	15.4%	1.7	pts	15.9%	16.6%	(0.7	) pts

Net sales
The components of the change in Flow Technologies net sales from the prior period were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	over the prior year period	over the prior year period
Volume	(8.3)%	(2.5)%
Price	3.2	2.3
Core growth	(5.1)	(0.2)
Acquisition (divestiture)	(0.9)	(1.8)
Currency	(1.1)	(1.8)
Total	(7.1)%	(3.8)%
The 7.1 and 3.8 percent decreases in net sales for Flow Technologies in the third quarter and first nine months, respectively, of 2019 from 2018 were primarily driven by:

•	decreased sales volume in our agriculture-related business due to cold, wet weather in the first half of 2019;

•	unfavorable foreign currency effects compared to the same period of the prior year; and

•	the impact of divestitures.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	over the prior year period		over the prior year period
Growth	(1.2	) pts	(0.5	) pts
Inflation	(2.2)		(3.0)
Productivity/Price	5.1		2.8
Total	1.7	pts	(0.7	) pts
The 1.7 percentage point increase in segment income for Flow Technologies as a percentage of net sales in the third quarter of 2019 from 2018 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased productivity.
This increase was partially offset by:

•	decreased sales volumes in our residential, commercial and industrial businesses, which resulted in decreased leverage on operating expenses;

•	inflationary increases related to labor costs and certain raw materials; and

•	the impact of divestitures.
The 0.7 percentage point decrease in segment income for Flow Technologies as a percentage of net sales in the first nine months of 2019 from 2018 was primarily driven by:

•	decreased sales volumes in our residential and industrial businesses, which resulted in decreased leverage on operating expenses; and

•	inflationary increases related to labor costs and certain raw materials.

This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased productivity.
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
Operating activities
Cash provided by operating activities of continuing operations was $266.1 million in the first nine months of 2019, compared to $299.2 million in the same period of 2018.
The $266.1 million in net cash provided by operating activities of continuing operations in the first nine months of 2019 primarily reflects net income from continuing operations of $337.5 million, net of non-cash depreciation, amortization and asset impairments, partially offset by an increase in net working capital of $50.3 million, $11.1 million of pension plan contributions and a $11.8 million pension settlement gain in conjunction with the termination of the Pentair Salaried Plan during the first nine months of 2019.

The $299.2 million in net cash provided by operating activities of continuing operations in the first nine months of 2018 primarily reflects net income from continuing operations of $314.5 million, net of non-cash depreciation, amortization, asset impairment and the loss on early extinguishment of debt, partially offset by an increase in net working capital of $31.6 million.
Investing activities
Cash used for investing activities of continuing operations was $329.5 million in the first nine months of 2019, compared to $47.9 million in the same period of 2018. Net cash used for investing activities of continuing operations in the first nine months of 2019 primarily reflects capital expenditures of $44.6 million and cash paid for the Aquion and Pelican acquisitions of $284.5 million, net of cash acquired.
Net cash used for investing activities of continuing operations in the first nine months of 2018 primarily reflects capital expenditures of $33.8 million, cash paid for the settlement of a working capital adjustment related to the sale of the Valves & Controls business and cash paid for acquisitions of $0.9 million.
Financing activities
Net cash provided by financing activities was $97.8 million in the first nine months of 2019, compared with net cash used for financing activities of $268.4 million in the prior year period. Net cash provided by financing activities in the first nine months of 2019 primarily relates to the proceeds from long-term debt of $400.0 million, net receipts of commercial paper and revolving long-term debt of $91.2 million, partially offset by $150.0 million of share repurchases, the payment of dividends of $92.4 million and the repayment of the 2.450% Senior Notes due in 2019 of $151.5 million.

Net cash used for financing activities in the first nine months of 2018 primarily relates to $400.0 million of share repurchases and $156.7 million of dividend payments during the first nine months of 2018. Additionally, in the first nine months of 2018, $993.6 million of cash was distributed as a result of the Separation and Distribution of nVent. We used this cash to fund the repayment of commercial paper and revolving long term debt and for the early extinguishment of certain series of fixed rate debt.
In June 2019, PFSA and PISG completed a public offering of $400.0 million aggregate principal amount of PFSA’s 4.500% Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes are fully and unconditionally guaranteed as to payment of principal and interest by Pentair and PISG. We used the net proceeds of the 2029 Notes to partially repay outstanding commercial paper.

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
PFSA has the option to request an increase to the Senior Credit Facility up to $1,100.0 million in the aggregate, subject to customary conditions, including the commitment of participating lenders. In May 2019, PFSA executed an increase of the Senior Credit Facility by $100.0 million for a total commitment up to $900.0 million in the aggregate. As of September 30, 2019, total availability under the Senior Credit Facility was $706.7 million.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $189.7 million of commercial paper outstanding as of September 30, 2019 and $76.0 million as of December 31, 2018, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 30, 2019, we were in compliance with all financial covenants in our debt agreements.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at September 30, 2019. Borrowings under these credit facilities bear interest at variable rates.

We have $324.0 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of September 30, 2019 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of September 30, 2019, we have $57.5 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. During the nine months ended September 30, 2019, we repurchased 4.0 million of our shares for $150.0 million. As of September 30, 2019, we had $250.0 million available for share repurchases under this authorization.

Dividends payable
On September 24, 2019, the Board of Directors declared a quarterly cash dividend of $0.18, payable on November 1, 2019 to shareholders of record at the close of business on October 18, 2019. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.3 million at September 30, 2019, compared to $30.8 million at December 31, 2018.
We paid dividends in the first nine months of 2019 of $92.4 million, or $0.540 per ordinary share compared with $156.7 million, or $0.875 per ordinary share, in the prior year period.

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
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that approximates 100 percent conversion of adjusted net income. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2019	September 30, 2018
Net cash provided by operating activities of continuing operations	$266.1	$299.2
Capital expenditures of continuing operations	(44.6)	(33.8)
Proceeds from sale of property and equipment of continuing operations	0.4	(0.4)
Free cash flow from continuing operations	$221.9	$265.0
Net cash used for operating activities of discontinued operations	(1.4)	(14.6)
Capital expenditures of discontinued operations	—	(7.4)
Proceeds from sale of property and equipment of discontinued operations	—	2.3
Free cash flow	$220.5	$245.3
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2019. For additional information, refer to Item 7A of our 2018 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2019, there were approximately 700 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of September 30, 2019, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2018 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2019:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 27	933	$37.80	—	$250,000,187
July 28 - August 24	12,542	$39.02	—	$250,000,187
August 25 - September 30	8,641	$37.53	—	$250,000,187
Total	22,116		—

(a)
The purchases in this column include 933 shares for the period July 1 - July 27, 12,542 shares for the period July 28 - August 24 and 8,641 shares for the period August 25 - September 30 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

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

(d)
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The 2018 authorization expires on May 31, 2021. As of September 30, 2019, we had $250.0 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2019

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2019.

Pentair plc
Registrant

By	/s/ Mark C. Borin
Mark C. Borin
Executive Vice President, Chief Financial Officer and Chief Accounting Officer