Form 10-K
period 2019-12-31
PENTAIR plc
filed 2020-02-25
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $37.20 per share as reported on the New York Stock Exchange on June 28, 2019 (the last business day of Registrant’s most recently completed second quarter): $6,191,407,033.
The number of shares outstanding of Registrant’s only class of common stock on December 31, 2019 was 168,293,375.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant’s definitive proxy statement for its annual general meeting to be held on May 5, 2020, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2019

PART I

ITEM 1.    BUSINESS
GENERAL
At Pentair plc, we believe the health of our world depends on reliable access to clean, safe water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Whether it’s improving, moving or enjoying water, we help manage the world’s most precious resource. Smart, Sustainable Water Solutions. For Life.

In 2019, Pentair plc was comprised of three reportable business segments: Aquatic Systems, Filtration Solutions and Flow Technologies. See below for further discussion of each of these segments.
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
BUSINESS AND PRODUCTS
The following is a brief description of each of the Company’s 2019 reportable segments and business activities. Commencing with the first quarter of 2020 we revised our segments, going from three segments to two with the two revised segments named Consumer Solutions and Industrial & Flow Technologies. The discussions below that speak to historical periods refer to the prior segments, while statements about present and future periods refer to the businesses underlying those segments and carry forward with those businesses (including our customers, seasonality and competition) in their re-segmented form. Additional information regarding this re-segmentation is found below under the section titled “New Segmentation.”
Aquatic Systems
The Aquatic Systems segment manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our Aquatic Systems products include residential and commercial pool maintenance, pool repair, renovation, service and construction solutions.
Brand names for Aquatic Systems include Kreepy Krauly, Pentair and Sta-Rite.

Customers
Aquatic Systems customers include businesses engaged in wholesale and retail distribution in the residential & commercial verticals. Customers in the residential & commercial verticals also include end-users and consumers. Pentair’s verticals include residential, commercial, and industrial businesses.

One customer of the Aquatic Systems segment, Pool Corporation, represented approximately 15% of our consolidated net sales in 2019, 2018 and 2017.
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
Filtration Solutions offers a comprehensive product suite of components and systems that ranges from point-of-entry and point-of-use filtration, valves and automated controls for residential and commercial applications as well as advanced filtration, oil & gas separation, membrane technology, and energy recovery for food & beverage and industrial applications. Our equipment and solutions are found in water purification and sanitation systems, food service operations, food & beverage processing plants and in other applications across the globe.
The portfolio of products serves a range of industries, including use in the commercial, residential and industrial verticals. Brand names for Filtration Solutions offerings include Codeline, Everpure, Haffmans, Pelican, RainSoft, Südmo and X-Flow.
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

NEW SEGMENTATION
During the first quarter of 2020, we reorganized our business segments to better align our organization with our strategies and to better align with our customer base, resulting in a change to our reporting segments in 2020. We believe the new alignment into a business-to-consumer focused segment, Consumer Solutions, and primarily business-to-business driven segment, Industrial & Flow Technologies, better positions our teams to build upon our core strengths, more aggressively pursue our growth opportunities, increase productivity, and enhance profitability.

As part of this reorganization, the legacy Aquatic Systems reporting segment was combined with the Residential and Commercial Systems and Components businesses of the legacy Filtrations Solutions reporting segment to form the Consumer Solutions reporting segment. In addition, the Industrial Filtration and Food and Beverage businesses of the legacy Filtration Solutions reporting segment were combined with the legacy Flow Technologies reporting segment to form the Industrial & Flow Technologies reporting segment. All segment information presented throughout this Annual Report on Form 10-K, with exception of the table below, was prepared based on the reporting segments in place during 2019.

The below table presents net sales and segment income under the revised reporting segments (Consumer Solutions and Industrial & Flow Technologies) for the years ended December 31, 2019, 2018 and 2017.

	December 31
In millions	2019	2018	2017
Net Sales
Consumer Solutions	$1,611.7	$1,578.4	$1,489.5
Industrial & Flow Technologies	1,344.1	1,385.4	1,354.9
Other	1.4	1.3	1.3
Consolidated	$2,957.2	$2,965.1	$2,845.7
Segment income (loss)
Consumer Solutions	$379.6	$392.9	$372.0
Industrial & Flow Technologies	199.0	198.8	177.2
Other	(62.3)	(54.9)	(52.7)
Consolidated	$516.3	$536.8	$496.5

INFORMATION REGARDING ALL REPORTABLE SEGMENTS
Backlog of orders by segment

	December 31
In millions	2019	2018	$ change	% change
Aquatic Systems	$93.6	$80.3	$13.3	16.6%
Filtration Solutions	76.1	96.2	(20.1)	(20.9)%
Flow Technologies	155.3	156.0	(0.7)	(0.4)%
Total	$325.0	$332.5	$(7.5)	(2.3)%
A substantial portion of our revenues result from orders received and products delivered in the same month. Our backlog typically has a short manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. However, a portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog at December 31, 2019 will be shipped in 2020.
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
We purchase the materials we use in various manufacturing processes on the open market, and the majority is available through multiple sources which are in adequate supply. We have not experienced any significant work stoppages to date due to shortages of materials. We have certain long-term commitments, principally price commitments, for the purchase of various component parts and raw materials and believe that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most materials for which long-term commitments exist, and we believe that the termination of any of these commitments would not have a material adverse effect on our financial position, results of operations or cash flows.
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
Employees
As of December 31, 2019, we employed approximately 9,500 people worldwide.
Captive insurance subsidiary
A portion of our property and casualty insurance program is insured through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Penwald liabilities and those of certain non-U.S. operations are established.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial, commercial, and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our businesses and the businesses of our customers include the overall strength of the global economy and various regional economies and our customers’ confidence in these economies, industrial and governmental capital spending, the strength of the residential and commercial real estate markets, the residential housing market, the commercial business climate, unemployment rates, availability of consumer and commercial financing, interest rates, and energy and commodity prices. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies and lower cost manufacturers. Competition may also result from new entrants into the markets we serve, offering products and/or services that compete with us. We compete based on technical expertise, intellectual property, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms, service offerings, customer experience and service, and price. Competition may also result from new entrants into the markets we serve, offering products and/or services that compete with us. Some of our competitors, in particular smaller companies, attempt to compete based primarily on price, localized expertise and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns average selling prices tend to decrease as market participants compete more aggressively on price. Moreover, demand for our products, which impacts profit margins, is affected by changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, and changes in customers’ preferences for our products, including the success of products offered by our competitors. Customer purchasing behavior may also shift by product mix in the market or result in a shift to new distribution channels, including e-commerce, which is a rapidly developing area. If we are unable to continue to differentiate our products, services and solutions or adapt to changes in customer purchasing behavior or shifts in distribution channels, or if we are forced to cut prices or to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Volatility in currency exchange rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2019 accounted for 37% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.
Our future growth is dependent upon our ability to transform and adapt our products, services, solutions, and organization to meet the demands of local markets in both developed and emerging economies and by developing or acquiring new technologies that achieve market acceptance with acceptable margins.
We operate in global markets that are characterized by customer demand that is often global in scope but localized in delivery. We compete with thousands of smaller regional and local companies that may be positioned to offer products produced at lower cost than ours, or to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. Also, in several emerging markets, potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. Accordingly, our future success depends upon a number of factors, including our ability to transform and adapt our products, services, solutions, organization, workforce and sales strategies to fit localities throughout the world, particularly in high growth emerging markets; identify emerging technological and other trends in our target end markets; and develop or acquire competitive technologies, products, services, and solutions and bring them to market quickly and cost-effectively. The failure to effectively adapt our products, services, or solutions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to identify, finance and complete suitable acquisitions and investments, and any completed acquisitions and investments may be unsuccessful or consume significant resources.
Our business strategy includes acquiring businesses and making investments that complement our existing businesses. We continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product, service, and solution offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Any acquisitions that we complete may not be successful. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including:

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

•
assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including risks relating to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and privacy laws, including the General Data Protection Regulation (“GDPR”); and

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
During 2019, 2018 and 2017, we initiated and continued execution of certain business initiatives aimed at reducing our fixed cost structure and realigning our business. As a result, we have incurred substantial expense, including restructuring charges. We may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political, regulatory, economic, trade, and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2019 accounted for 37% of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the U.S.;

•	the imposition of tariffs, duties, exchange controls or other trade restrictions;

•	changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;

•	the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;

•	the difficulty of communicating and monitoring evolving standards and directives across our product lines, services, and global facilities;

•	trade protection measures and import or export licensing requirements and restrictions;

•	the possibility of terrorist action affecting us or our operations;

•	the threat of nationalization and expropriation;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	limitations on repatriation of earnings or other regionally-imposed capital requirements;

•	the difficulty of protecting intellectual property in non-U.S. countries; and

•	changes in and required compliance with a variety of non-U.S. laws and regulations.

In 2016, the United Kingdom voted in a referendum to exit the European Union (“Brexit”), which resulted in significant currency exchange rate fluctuations and volatility. The Brexit bill was passed by the United Kingdom on January 23, 2020, and it was passed by the European Parliament on January 29, 2020. The United Kingdom’s exit from the European Union became effective on January 31, 2020. Given the lack of comparable precedent, the implications of Brexit, or how such implications might affect our company, continue to remain unclear at this time. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty.
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
As a result of changes to U.S. or foreign government administrative policy, there may be changes to existing trade agreements, like the North American Free Trade Agreement (“NAFTA”) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”), which is still subject to approval by Canada, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Mexico, China, or other U.S. trading countries where we have operations or manufacture or sell products, among other possible changes. If the USMCA is ratified by Canada, its provisions will go into effect shortly thereafter. While the USMCA is somewhat similar to NAFTA, it contains several new compliance obligations addressing such issues as rules of origin, labor standard, certificate of origin documentation and de minimis thresholds, as well as new policies on labor and environmental standards, intellectual property protections and some digital trade provisions. We are currently analyzing the expected impact of the USMCA. While certain aspects of the USMCA are expected to be positive, others, including potentially higher regulatory compliance costs, may have an adverse impact on our business. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, including NAFTA and USMCA, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Over the past few years, we have noticed an increasing tendency for participants in our markets to use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring, enforcing and defending our intellectual property rights, and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2019 our goodwill and intangible assets were $2,598 million and represented 63% of our total assets. Declines in fair market value could result in future goodwill and intangible asset impairment charges.

A loss of, or material cancellation, reduction, or delay in purchases by, one or more of our largest customers could harm our business.
Our net sales to our largest customer represented approximately 15% of our consolidated net sales in 2019. While we do not have any other customers that accounted for 10% or more of our consolidated net sales in 2019, we have other customers that are key to the success of our business. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Our customers also may be impacted by economic conditions in the industries of those customers, which could result in reduced demand for our products. We cannot provide assurance that we will be able to retain our largest customers. In addition, some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material cancellation, reduction, or delay in purchases by these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Catastrophic and other events beyond our control may disrupt operations at our manufacturing facilities and those of our suppliers, which could cause us to be unable to meet customer demands or increase our costs, or reduce customer spending.
If operations at any of our manufacturing facilities or those of our suppliers were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, public health epidemics or other catastrophic events or events outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. In addition, these types of events may negatively impact residential, commercial and industrial spending in impacted regions or, depending on the severity, globally. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, we are evaluating the potential impact of the coronavirus (COVID-19) outbreak that originated in China, including evaluating the impact on our employees, customers, and global supply chain, and of governmental actions being taken to curtail the spread of the virus.  The significance of the impact of the coronavirus outbreak to us remains unclear at this time; however, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Seasonality of sales and weather conditions could have a material adverse effect on our financial results.
We experience seasonal demand with end-customers and end-users within each of our business segments. Demand for pool equipment in the Pool business, water treatment solutions in our Water Solutions and Industrial Filtration businesses, and residential water supply, infrastructure and agricultural products in the businesses within the Industrial & Flow Technologies segment follows warm weather trends and is at seasonal highs from April to August. While we attempt to mitigate the magnitude of the sales spike in the Pool business and in the businesses within the Industrial & Flow Technologies segment by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts), we cannot provide any assurance that such programs will be successful. In addition, seasonal effects in the Pool business and in the businesses within the Industrial & Flow Technologies segment may vary from year to year and be impacted by weather patterns, particularly by temperature, heavy flooding and droughts. Moreover, adverse weather conditions, such as cold or wet weather, may negatively impact demand for, and sales of, pool equipment in the Pool business and residential water supply, commercial, infrastructure and agricultural products in the businesses within the Industrial & Flow Technologies segment.
Covenants in our debt instruments may adversely affect us.
Our credit agreements and indentures contain customary financial covenants, including those that limit the amount of our debt, which may restrict the operations of our business and our ability to incur additional debt to finance acquisitions. Our ability to meet the financial covenants may be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and, in the case of credit facility lenders, terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Furthermore, acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations, which could have a material adverse effect on our financial condition.
We may increase our debt or raise additional capital, our credit ratings may be downgraded in the future, or our interest rates may increase, each of which could affect our financial condition, and may decrease our profitability.
As of December 31, 2019, we had $1,029.1 million of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets may become restricted. Additionally, our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded. In addition, borrowings under our revolving credit facility and term loans bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”), plus, in each case, an applicable margin. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced it intends to stop compelling banks to submit rates for calculation of LIBOR after 2021. The credit agreement governing our revolving credit facility and term loans provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued; however, any calculation of interest based upon such replacement or alternative base rate may result in higher interest rates. To the extent that our interest rates increase, our interest expense will increase, which could adversely affect our financial condition, results of operations and cash flows.
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
We cannot predict the prices at which our shares may trade. The market price of our shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates or guidance by us or securities analysts or our ability to meet those estimates or guidance;

•	the operating and share price performance of other comparable companies;

•	investor perception of us;

•	overall market fluctuations;

•	results from any material litigation or governmental investigation or environmental liabilities;

•	natural or other environmental disasters;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could have a material adverse effect on our share price.
Risks Relating to Legal, Regulatory and Compliance Matters
Violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and other anti-corruption laws outside the U.S. could have a material adverse effect on us.
The FCPA, U.K. Bribery Act, and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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
We are subject to U.S. federal, state, local and non-U.S. laws and regulations governing our environmental practices, public and worker health and safety, and the indoor and outdoor environment. Compliance with these environmental, health and safety regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Any violations of these laws by us could cause us to incur unanticipated liabilities. We are also required to comply with various environmental laws and maintain permits, some of which are subject to renewal from time to time, for many of our businesses, and we could suffer if we are unable to renew existing permits or to obtain any additional permits that we may require. Compliance with environmental requirements also could require significant operating or capital expenditures or result in significant operational restrictions. We cannot assure you that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators.
We have been named as defendant, target or a potentially responsible party (“PRP”) in a number of environmental clean-ups relating to our current or former businesses. We have disposed of a number of businesses in recent years and in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.
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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials, substantially all of which relate to our discontinued operations. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between several dozen to more than a hundred corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of December 31, 2019, there were approximately 730 claims pending against our subsidiaries, substantially all of which relate to our discontinued operations. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future, and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.
We are exposed to certain regulatory and financial risks related to climate change.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and/or the Paris Accord, and these and other existing international initiatives and regulations or those under consideration could affect our international operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. In addition, as customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate in ways that minimize the energy use of our products, customers may choose more energy efficient alternatives. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. It is uncertain what laws will be enacted and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.
Increased information technology security threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. As our business increasingly interfaces with employees, customers, dealers and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into smart products, Internet of Things, business-to-consumer, and e-commerce subjects us to increased cyber and technology risks. The secure operation of our information technology systems and networks is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats may increase our costs. We have experienced data breaches, and, although we have determined such data breaches to be immaterial and such data breaches have not had a material adverse effect on our financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed in the theft of assets, exporting sensitive data or financial information or controlling sensitive systems or networks, it could expose us and our employees, customers, dealers and suppliers to the theft of assets, misuse of information or systems, compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.
Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.
We collect and store data that is sensitive to Pentair and its employees, customers, dealers and suppliers. A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many foreign data privacy regulations, including the GDPR, which became effective in the European Union in 2018, are more stringent than federal regulations in the United States. Within the United States, many states are considering adopting, or have already adopted privacy regulations, including, for example, the California Consumer Privacy Act. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by courts and governmental authorities. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems. In the case of non-compliance of these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a breach of privacy, we may be required to make notifications under data privacy regulations. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We may be negatively impacted by litigation and other claims.
We are currently, and may in the future, become subject to litigation and other claims. These legal proceedings are typically claims that relate to the products or to the conduct of our business and include, without limitation, claims relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, environmental, safety and health matters, product liability, the use or installation of our products, consumer protection matters, and employment and labor matters. The outcome of such legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us. We also may not have insurance that covers such claims. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on acceptable terms, and this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims. Further, some of our business involves the sale of our products to customers that are constructing large and complex systems, facilities or other capital projects, and while we generally try to limit our exposure liquidated damages, consequential damages and other damages in the contracts for these projects, we could be exposed to significant monetary damages and other liabilities in connection with the sale of our products for these projects for a variety of reasons. In addition, some of our businesses, customers, and dealers are subject to various laws and regulations regarding consumer protection and advertising and sales practices, and we have been named, and may be named in the future, as a defendant in litigation, some of which are or may be class action complaints, arising from alleged violation of these laws and regulations. Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

Our focus on consumer solutions for residential and commercial water treatment as a strategic priority exposes us to certain risks that could have a material adverse impact on our revenue and profitability as well as our reputation.
As we introduce residential and commercial water solutions, we may have limited experience in markets we choose to enter, and our customers may not like our value propositions. New initiatives we test through trials and pilots may not scale or grow effectively or as we expected, which could limit our growth and negatively affect our operating results. Designing, marketing and executing these solutions is subject to incremental risks. These risks include, for example:

•	increased labor expense to fulfill our customer promises, which may be higher than the related revenue;

•	the requirement to recruit, train and retain qualified personnel;

•	increased risk of errors or omissions in the fulfillment of solutions or services;

•	unpredictable extended warranty failure rates and related expenses;

•	employees in transit using company vehicles to visit customer locations and employees being present in customer homes, which may increase our scope of liability;

•	the potential for increased scope of liability relating to our consumer products, services and solutions and related business model;

•	the engagement of third parties to assist with installation or servicing of our products and solutions, and the potential responsibility for the actions they take; and

•	increased risk of non-compliance with new laws and regulations applicable to these solutions.
These expanded risks increase the complexity of our business and place significant responsibility on our management, employees, operations, systems, technical expertise, financial resources, and internal controls and compliance functions.

Risks Relating to the Separation of nVent Electric plc by Spin-off
The spin-off transaction could result in substantial tax liability to us and our shareholders if the spin-off does not qualify as a tax-free transaction.
On April 30, 2018, we completed the separation of our Electrical business through the spin-off of nVent Electric plc to our shareholders. The spin-off was conditioned on our receipt of opinions of tax advisors and tax rulings from taxing authorities. However, these tax opinions will not be binding on taxing authorities. Accordingly, taxing authorities or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in such opinions. Moreover, such opinions were based on certain statements and representations made by us, which, if incomplete or inaccurate in any material respect, could invalidate the opinions. If the spin-off and certain related transactions were determined to be taxable, we could be subject to a substantial tax liability that could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, if the spin-off were taxable, each holder of our ordinary shares who received shares of nVent Electric plc in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

We may be exposed to claims and liabilities as a result of the spin-off.
In connection with the spin-off, we and nVent Electric plc entered into a separation and distribution agreement and various other agreements, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the performance of services by each company for the benefit of the other for a period of time after the spin-off and provide for specific indemnity and liability obligations. The indemnity rights we have against nVent under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to nVent may be significant, and these risks could negatively affect our financial condition, results of operations and cash flows.
Risks Relating to Our Jurisdiction of Incorporation in Ireland and Tax Residency in the U.K.
We are subject to changes in law and other factors that may not allow us to maintain a worldwide effective corporate tax rate that is competitive in our industry.
While we believe that we should be able to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding tax policies of the jurisdictions where we operate. Also, the tax laws of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. These changes include the Tax Cuts and Jobs Act enacted in the U.S. in December 2017, which made significant changes to certain U.S. tax laws relevant to us, including limitations on the deductibility of certain interest expense and employee compensation, limitations on various other deductions and credits, the imposition of taxes in respect of certain cross-border payments or transfers, the imposition of taxes on certain earnings of non-U.S. entities on a current basis, and changes in the timing of the recognition of income or its character. These items and regulations and guidance implementing the Tax Cuts and Jobs Act could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods. In addition, legislative action could be taken by the U.S., the U.K., Ireland or the European Union that could override tax treaties or modify tax statutes or regulations upon which we expect to rely and adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting our ability as an Irish company to maintain tax residency in the U.K. and take advantage of the tax treaties among the U.S., the U.K. and Ireland, we could be subject to increased taxation, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
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

Where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland, article 4(3) of the Double Tax Convention between Ireland and the U.K. (the “residence tie-breaker”) historically provided that the company should be treated as resident only in one of those two jurisdictions if its place of effective management is situated in that jurisdiction.
The Organization for Economic Co-operation and Development proposed a number of measures relating to the tax treatment of multinationals, some of which are implemented by amending double tax treaties through a multilateral instrument (the “MLI”). The MLI has now entered into force for a number of countries, including Ireland and the U.K. Under the MLI, the residence tie-breaker is amended so that a company will not cease being dual resident until there is a determination by the tax authorities of the two contracting states, instead of an objective application of the place of effective management test.
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
It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become, resident in a jurisdiction other than the U.K. If Pentair ceases to be resident in the U.K. and becomes resident in another jurisdiction, it may be subject to U.K. exit charges, and could become liable for additional tax charges in the other jurisdiction (including dividend withholding taxes or corporate income tax charges). If Pentair were to be treated as resident in more than one jurisdiction, it could be subject to taxation in multiple jurisdictions. If, for example, Pentair were considered to be a tax resident of Ireland, we could become liable for Irish corporation tax, and any dividends paid by it could be subject to Irish dividend withholding tax.

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
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €335,000 per lifetime in respect of taxable gifts or inheritances received from their parents for periods on or after October 9, 2019.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our principal office is located in leased premises in London, U.K., and our management office in the U.S. is located in leased premises in Minneapolis, Minnesota.

Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices. The following is a summary of our principal properties as of December 31, 2019, including manufacturing, distribution, sales offices and service centers:

		No. of Facilities
	Location	Manufacturing	Distribution	Sales and Corporate Offices	Service Centers
Aquatic Systems	U.S. and 4 foreign countries	4	7	9	—
Filtration Solutions	U.S. and 19 foreign countries	23	7	27	—
Flow Technologies	U.S. and 10 foreign countries	10	10	4	10
Corporate	U.S. and 3 foreign countries	—	—	5	—
Total		37	24	45	10
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
As of December 31, 2019, there were approximately 730 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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

Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2019, our recorded reserves for environmental matters were not material. We do not anticipate our remaining environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
John L. Stauch	55
President and Chief Executive Officer since 2018; Executive Vice President and Chief Financial Officer 2007 - 2018; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc. 2005 - 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc. 2004 - 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc. 2002 - 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., 2000 - 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc. 1994 - 2000.

Kelly A. Baker	50
Executive Vice President and Chief Human Resources Officer since 2018; Chief Human Resources Officer, Water segment, 2017 - 2018; Chief Human Resources Officer of Patterson Companies, Inc. (a dental and animal health industry product and technology distributor) 2016 - 2017; Vice President of Human Resources, North America Retail and Marketing Function of General Mills (a multinational manufacturer and marketer of branded consumer foods) 2014 - 2016; Vice President of Human Resources, Corporate & Global Business Solutions of General Mills 2009 - 2014; Vice President of Diversity & Inclusion of General Mills 2005 - 2009; Various Human Resources leadership positions at General Mills 1995 - 2005.

Mark C. Borin	52
Executive Vice President and Chief Financial Officer since 2018 and Chief Accounting Officer since 2019. As previously announced, Mr. Borin intends to resign from Pentair in connection with accepting an operational leadership opportunity at a private, employee-owned company, and he plans to remain in his role with Pentair through the search process and to assist with an orderly transition. Senior Vice President and Chief Accounting Officer 2008 - 2018 and Treasurer 2015 - 2018; Partner in the audit practice of the public accounting firm KPMG LLP 2000 - 2008; Various positions in the audit practice of KPMG LLP 1989 - 2000.

Karl R. Frykman	59
Executive Vice President and Chief Operating Officer since 2018; Senior Vice President and President, Water segment 2017 - 2018; President, Water Quality Systems Global business unit 2007 - 2016; President, National Pool Tile group 1998- 2007; Vice President of Operations, American Products group 1995 - 1998; Vice President of Anthony Pools, 1990 - 1995; Vice President of Poolsaver, 1988 - 1990.

John H. Jacko	62
Executive Vice President and Chief Growth Officer since 2018; Senior Vice President and Chief Marketing Officer 2017 - 2018; Vice President and Chief Marketing Officer of Kennametal Inc. (a global supplier of tooling, engineered components and advanced materials) 2007 - 2016; Senior Vice President and Chief Marketing Officer of Flowserve Corporation, 2002 - 2007; Vice President of Marketing and Customer Management of Flowserve Corporation 2001 - 2002; Various business leadership positions of Honeywell Aerospace 1995 - 2001.

Karla C. Robertson	49
Executive Vice President, General Counsel and Secretary since 2018; General Counsel, Water segment 2017 - 2018; Executive Vice President, General Counsel and Corporate Secretary of SUPERVALU Inc. (a wholesaler and retailer of grocery products) 2013 - 2017; Vice President, Employment, Compensation and Benefits Law of SUPERVALU Inc. 2012 - 2013; Director, Employment Law of SUPERVALU Inc. 2011 - 2012; Senior Counsel, Employment Law of SUPERVALU Inc. 2009 - 2011; Senior Employee Relations Counsel of Target Corporation 2006 - 2008; Associate, Faegre & Benson LLP 2000 - 2005; Judicial Clerk, United States District Court for the Southern District of Iowa 1998 - 2000.

Name	Age	Current Position and Business Experience
Philip M. Rolchigo	58
Executive Vice President and Chief Technology Officer since 2018; Chief Technology Officer 2017 - 2018; Vice President of Technology 2015 - 2017; Vice President of Engineering 2007 - 2015; Business Development Director of Water Technologies business of GE Global Research Center 2006 - 2007; Director of Technology of GE Water & Process Technologies 2003 - 2006; Chief Technology Officer of Osmonics 2000 - 2003; Vice President of Research & Development of Osmonics 1998 - 2000; Chief Technology Officer of Membrex 1991 - 1998.

James P. Wamsley	43
Executive Vice President and Chief Supply Chain Officer since 2019. Mr. Wamsley informed Pentair of his intention to resign from Pentair as of February 26, 2020. Executive Vice President Global Operations of the Power Tools group of Milwaukee Tool (a manufacturer and marketer of professional power tools, hand tools and accessories) 2008 - 2019; Sourcing Manager of Industrial Accessories division of Black & Decker Corporation 2007 - 2008; Operations Manager of the Linear Edge business of Black & Decker Corporation 2005 - 2007; Engineering Manager of the Linear Edge business of Black & Decker Corporation 2004 - 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PNR.” As of December 31, 2019, there were 14,468 shareholders of record.
Pentair has paid 176 consecutive quarterly cash dividends, including most recently a dividend of $0.18 per share in the fourth quarter of 2019. On December 9, 2019, Pentair’s Board of Directors approved a 6 percent increase in the company’s regular quarterly cash dividend rate (from $0.18 per share to $0.19 per share) that was paid on February 7, 2020 to shareholders of record at the close of business on January 24, 2020. 2020 will mark the 44th consecutive year that Pentair has increased its dividend.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2014 and the reinvestment of all dividends since that date to December 31, 2019. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

	Base Period December	INDEXED RETURNS Years ended December 31
Company / Index	2014	2015	2016	2017	2018	2019
Pentair plc	$100	$76.19	$88.37	$113.71	$92.26	$114.11
S&P 500 Index	100	101.38	113.51	138.29	132.23	173.86
S&P 500 Industrials Index	100	102.90	113.31	138.88	134.65	177.70
Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2019:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 26	2,106	$36.72	—	$250,000,187
October 27 – November 23	867	38.83	—	250,000,187
November 24 – December 31	142	44.76	—	250,000,187
Total	3,115		—

(a)
The purchases in this column include 2,106 shares for the period October 1 – October 26, 867 shares for the period October 27 – November 23, and 142 shares for the period November 24 – December 31 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

(d)
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The 2018 authorization expires on May 31, 2021. We have $250.0 million remaining availability for repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the five years ended December 31, 2019.

	Years ended December 31
In millions, except per-share amounts	2019	2018	2017	2016	2015
Consolidated statements of operations and comprehensive income
Net sales	$2,957.2	$2,965.1	$2,845.7	$2,780.6	$2,812.4
Operating income	432.5	436.7	378.3	354.4	304.7
Net income from continuing operations	361.7	321.7	114.1	178.2	170.9
Per ordinary share
Basic
Earnings per ordinary share from continuing operations	$2.14	$1.83	$0.63	$0.98	$0.95
Weighted average ordinary shares	169.4	175.8	181.7	181.3	180.3
Diluted
Earnings per ordinary share from continuing operations	$2.12	$1.81	$0.62	$0.97	$0.94
Weighted average ordinary shares	170.4	177.3	183.7	183.1	182.6
Cash dividends declared and paid per ordinary share	$0.72	$1.05	$1.38	$1.34	$1.28
Cash dividends declared and unpaid per ordinary share	0.19	0.18	0.35	0.345	0.33
Consolidated balance sheets
Total assets	$4,139.5	$3,806.5	$8,633.7	$11,534.8	$11,833.4
Total debt	1,029.1	787.6	1,440.7	4,279.2	4,685.8
Total equity	1,953.9	1,836.1	5,037.8	4,254.4	4,008.8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include overall global economic and business conditions impacting our business, including the strength of housing and related markets; demand, competition and pricing pressures in the markets we serve; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; the ability to successfully integrate the Aquion, Inc. (“Aquion”) and Pelican Water Systems (“Pelican”) acquisitions; the ability to achieve the benefits of our restructuring plans and cost reduction initiatives; risks associated with operating foreign businesses; the impact of material cost and other inflation; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; the potential negative impact of the coronavirus (COVID-19) outbreak on our business; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a pure play water industrial manufacturing company and in 2019 we were comprised of three reporting segments: Aquatic Systems, Filtration Solutions and Flow Technologies. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2019, the Aquatic Systems, Filtration Solutions and Flow Technologies segments represented approximately 33%, 36% and 31% of total revenues, respectively. Commencing with the first quarter of 2020, we revised our segments, going from three segments to two with the two revised segments named Consumer Solutions and Industrial & Flow Technologies. The discussions below reporting on prior periods reflect the previous segmentation, but the descriptions of our businesses below continue to apply in their re-segmented form. Additional information regarding this re-segmentation is found under the section titled “New Segmentation” in ITEM 1 of this Form 10-K.
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

In February 2019, as part of Filtration Solutions, we completed the acquisitions of Aquion and Pelican for $163.4 million and $121.1 million, respectively, in cash, net of cash acquired. Aquion offers a diverse line of water conditioners, water filters, drinking-water purifiers, ozone and ultraviolet disinfection systems, reverse osmosis systems and acid neutralizers for the residential and commercial water treatment industry. Pelican provides residential whole home water treatment systems.

Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2019, and will likely impact our results in the future:

•
During 2019, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions will contribute to margin growth in 2020.

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

•
Our businesses utilize a global supply chain including materials, components and products sourced directly or indirectly from China and from other countries and geographic regions potentially impacted by the coronavirus outbreak, and 3-4% of our total revenues are generated from sales to customers in China.  Our overall business could be negatively impacted by the coronavirus outbreak, but the significance of the impact of the coronavirus outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

In 2020, our operating objectives include the following:

•	Accelerating Pentair Integrated Management System (“PIMS”), with specific focus on the area of commercial excellence and acquisition integrations;

•	Delivering our growth priorities through new products and global and market expansion, specifically in the areas of pool and residential and commercial filtration solutions;

•	Optimizing our technological capabilities to increasingly generate innovative new products and advance digital transformation; and

•	Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2019	2018	2017	2019 vs 2018		2018 vs 2017
Net sales	$2,957.2	$2,965.1	$2,845.7	(0.3)%		4.2%
Cost of goods sold	1,905.7	1,917.4	1,858.2	(0.6)%		3.2%
Gross profit	1,051.5	1,047.7	987.5	0.4%		6.1%
% of net sales	35.6%	35.3%	34.7%	0.3	pts	0.6	pts

Selling, general and administrative	540.1	534.3	536.0	1.1%		(0.3)%
% of net sales	18.3%	18.0%	18.8%	0.3	pts	(0.8	) pts
Research and development	78.9	76.7	73.2	2.9%		4.8%
% of net sales	2.7%	2.6%	2.6%	0.1	pts	—

Operating income	432.5	436.7	378.3	(1.0)%		15.4%
% of net sales	14.6%	14.7%	13.3%	(0.1	) pts	1.4	pts

(Gain) loss on sale of businesses	(2.2)	7.3	4.2	N.M.		N.M.
Loss on early extinguishment of debt	—	17.1	101.4	N.M.		N.M.
Net interest expense	30.1	32.6	87.3	(7.7)%		(62.7)%
Other (income) expense	(2.9)	(0.1)	12.6	N.M.		N.M.

Income from continuing operations before income taxes	407.5	379.8	172.8	N.M.		N.M.
Provision for income taxes	45.8	58.1	58.7	(21.2)%		(1.0	) %
Effective tax rate	11.2%	15.3%	34.0%	(4.1	) pts	(18.7	) pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2019 vs 2018	2018 vs 2017
Volume	(3.9)%	3.6%
Price	2.6	1.2
Core growth	(1.3)	4.8
Acquisition (divestiture)	2.5	(1.2)
Currency	(1.5)	0.6
Total	(0.3)%	4.2%
The 0.3 percent decrease in consolidated net sales in 2019 from 2018 was primarily the result of:

•	volume declines across all three reportable segments; and

•	unfavorable foreign currency effects.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	the acquisitions of the Aquion and Pelican businesses in 2019.

The 4.2 percent increase in consolidated net sales in 2018 from 2017 was primarily the result of:

•	core sales increases across all three reportable segments, primarily driven by increased sales in the residential and commercial businesses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects during the year ended December 31, 2018.
This increase was partially offset by:

•	sales declines due to the sale of certain businesses during the year ended December 31, 2018.
Gross profit
The 0.3 percentage point increase in gross profit as a percentage of net sales in 2019 from 2018 was primarily the result of:

•	selective increases in selling prices across all three reportable segments to mitigate inflationary cost increases; and

•	higher contribution margin as a result of savings generated from our PIMS initiatives, including lean and supply management practices.
This increase was partially offset by:

•	unfavorable mix as a result of a core sales growth decrease in the higher margin Aquatic Systems segment; and

•	inflationary increases related to raw materials and labor costs.
The 0.6 percentage point increase in gross profit as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	selective increases in selling prices across all three reportable segments to mitigate inflationary cost increases;

•	favorable mix in the Filtration Solutions segment; and

•	higher contribution margin as a result of savings generated from our PIMS initiatives, including lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative (“SG&A”)
The 0.3 percentage point increase in SG&A expense as a percentage of net sales in 2019 from 2018 and was driven by:

•	decreased sales volumes, which resulted in decreased leverage on fixed operating expenses;

•	investments in sales and marketing to drive growth; and

•	asset impairments of $21.2 million in 2019, compared to $12.0 million in 2018.
This increase was partially offset by:

•	restructuring and other costs of $21.0 million in 2019, compared to $31.8 million in 2018;

•	duplicative corporate costs of $11.0 million in 2018 resulting from the Separation of nVent that did not recur in 2019; and

•	lower annual performance based cash incentive awards in 2019 compared to 2018.
The 0.8 percentage point decrease in SG&A expense as a percentage of net sales in 2018 from 2017 was driven by:

•	savings generated from restructuring and other lean initiatives; and

•	higher sales resulting in increased leverage.

This decrease was partially offset by:

•	restructuring and other costs of $31.8 million in 2018, compared to $28.2 million in 2017;

•	the reversal of a $13.3 million indemnification liability in 2017 that did not recur in 2018; and

•	investments in sales and marketing to drive growth.
Net interest expense
The 7.7 percent and 62.7 decreases in net interest expense in 2019 from 2018 and in 2018 from 2017, respectively were the result of:

•
lower average outstanding debt levels during the first half of 2019 compared to 2018. In June 2018, the proceeds from the Separation were utilized to repay the remaining $255.3 million aggregate principal amount of our 2.9% fixed rate senior notes due 2018 and for the early extinguishment of €363.4 million aggregate principal amount of our 2.45% senior notes due 2019.

Loss on early extinguishment of debt
In 2018, we redeemed the remaining $255.3 million aggregate principal amount of our 2.9% fixed rate senior notes due 2018 and completed a cash tender offer in the amount of €363.4 million aggregate principal amount of our 2.45% senior notes due 2019. All costs associated with the repurchases of debt were recorded as a Loss on the early extinguishment of debt, including $16.0 million premium paid on early extinguishment and $1.1 million of unamortized deferred financing costs.
Provision for income taxes
The 4.1 percentage point decrease in the effective tax rate in 2019 from 2018 was primarily due to:

•	the mix of global earnings;

•	the impact of lower nondeductible interest expense allocated to continuing operations in 2019 compared to 2018;

•	the unfavorable tax impact of restructuring costs in 2018 related to jurisdictions with low tax benefits that did not recur in 2019; and

•	a decrease in valuation allowances during 2019.
The 18.7 percentage point decrease in the effective tax rate in 2018 from 2017 was primarily due to:

•	the mix of global earnings, including the impact of U.S. Tax Reform; and

•	the impact of lower nondeductible interest expense allocated to continuing operations in 2018 compared to 2017.

SEGMENT RESULTS OF OPERATIONS
This summary that follows provides a discussion of the results of operations of each of our 2019 three reportable segments (Aquatic Systems, Filtration Solutions and Flow Technologies). Each of these segments were comprised of various product offerings that serve multiple end markets.
We evaluate performance based on sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Aquatic Systems
The net sales and segment income for Aquatic Systems were as follows:

	Years ended December 31			% / point change
In millions	2019	2018	2017	2019 vs 2018		2018 vs 2017
Net sales	$985.3	$1,026.1	$939.6	(4.0)%		9.2%
Segment income	268.9	277.6	254.1	(3.1)%		9.2%
% of net sales	27.3%	27.1%	27.0%	0.2	pts	0.1	pts

Net sales
The components of the change in Aquatic Systems net sales were as follows:

	2019 vs 2018	2018 vs 2017
Volume	(7.0)%	8.2%
Price	4.2	2.3
Core growth	(2.8)	10.5
Acquisition (divestiture)	(0.8)	(1.2)
Currency	(0.4)	(0.1)
Total	(4.0)%	9.2%
The 4.0 percent decrease in net sales for Aquatic Systems in 2019 from 2018 was primarily the result of:

•	sales volume declines due to cold, wet weather during the first half of 2019 in key markets;

•	higher than anticipated inventory levels in some of our key distribution channels impacting our residential and commercial businesses during the first nine months of 2019;

•	divestitures in our aquaculture and residential pool businesses; and

•	unfavorable foreign currency effects compared to the same periods of the prior year.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.
The 9.2 percent increase in net sales for Aquatic Systems in 2018 from 2017 was primarily the result of:

•	core sales growth related to higher sales of certain pool products primarily serving North American residential housing; and

•	selective increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by

•	sales declines due to the divestiture of certain businesses in 2018.
Segment income
The components of the change in Aquatic Systems segment income from the prior period were as follows:

	2019		2018
Growth	(1.7	) pts	1.4	pts
Acquisition	0.2		0.4
Inflation	(2.7)		(2.9)
Productivity/Price	4.4		1.2
Total	0.2	pts	0.1	pts
The 0.2 percentage point increase in segment income for Aquatic Systems as a percentage of net sales in 2019 from 2018 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	productivity and cost savings generated from PIMS initiatives, including lean and supply management practices.
This increase was partially offset by:

•	declines in sales volume and unfavorable sales mix;

•	increased investment in both research and development and sales and marketing to drive growth; and

•	inflationary increases related to raw material and labor costs.

The 0.1 percentage point increase in segment income for Aquatic Systems as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	core sales growth contributions to income;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost savings generated from PIMS initiatives including lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to raw materials and labor costs.
Filtration Solutions
The net sales and segment income for Filtration Solutions were as follows:

	Years ended December 31			% / point change
In millions	2019	2018	2017	2019 vs 2018		2018 vs 2017
Net sales	$1,066.9	$1,001.0	$990.6	6.6%		1.0%
Segment income	171.3	168.5	154.5	1.7%		9.1%
% of net sales	16.1%	16.8%	15.6%	(0.7	) pts	1.2	pts
Net sales
The components of the change in Filtration Solutions net sales were as follows:

	2019 vs 2018	2018 vs 2017
Volume	(1.9)%	0.3%
Price	1.2	0.5
Core growth	(0.7)	0.8
Acquisition (divestiture)	9.7	(0.9)
Currency	(2.4)	1.1
Total	6.6%	1.0%
The 6.6 percent increase in net sales for Filtration Solutions in 2019 from 2018 was primarily the result of:

•	increased sales due to the acquisitions of Aquion and Pelican in the first quarter of 2019; and

•	selective increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by:

•	decreased core sales volume in our residential and commercial businesses, partially due to lower component sales as Aquion sales are now considered intercompany; and

•	unfavorable foreign currency effects.
The 1.0 percent increase in net sales for Filtration Solutions in 2018 from 2017 was primarily the result of:

•	increased sales volume in our commercial and industrial businesses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects.
This increase was partially offset by:

•	sales volume declines in our residential vertical; and

•	sales declines due to the divestiture of certain businesses in 2018.

Segment income
The components of the change in Filtration Solutions segment income from the prior period were as follows:

	2019		2018
Growth	0.6	pts	1.7	pts
Acquisition	0.1		0.1
Inflation	(2.7)		(2.5)
Productivity/Price	1.3		1.9
Total	(0.7	) pts	1.2	pts
The 0.7 percentage point decrease in segment income for Filtration Solutions as a percentage of net sales in 2019 from 2018 was primarily the result of:

•	inflationary increases related to raw material and labor costs.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	the impact of the Aquion and Pelican acquisitions; and

•	favorable mix.
The 1.2 percentage point increase in segment income for Filtration Solutions as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	core growth contributions to income resulting in favorable mix;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost savings generated from PIMS initiatives including lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to raw material and labor costs.
Flow Technologies
The net sales and segment income for Flow Technologies were as follows:

	Years ended December 31			% / point change
In millions	2019	2018	2017	2019 vs 2018		2018 vs 2017
Net sales	$903.6	$936.7	$914.2	(3.5)%		2.5%
Segment income	138.4	145.6	140.6	(4.9)%		3.6%
% of net sales	15.3%	15.5%	15.4%	(0.2	) pts	0.1	pts
Net sales
The components of the change in Flow Technologies net sales were as follows:

	2019 vs 2018	2018 vs 2017
Volume	(2.8)%	2.3%
Price	2.4	0.9
Core growth	(0.4)	3.2
Acquisition (divestiture)	(1.6)	(1.3)
Currency	(1.5)	0.6
Total	(3.5)%	2.5%
The 3.5 percent decrease in Flow Technologies sales in 2019 from 2018 was primarily the result of:

•	decreased sales volume in our agriculture-related business due to cold, wet weather in the first half of 2019;

•	unfavorable foreign currency effects compared to the same period of the prior year; and

•	the impact of divestitures in our agriculture-related business in Brazil and commercial flow business in Australia.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.
The 2.5 percent increase in Flow Technologies sales in 2018 from 2017 was primarily the result of:

•	core growth in our commercial and specialty businesses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects during 2018;
This increase was partially offset by:

•	sales declines due to the divestiture of certain businesses.
Segment income
The components of the change in Flow Technologies segment income from the prior period were as follows:

	2019		2018
Growth	(0.5	) pts	0.8	pts
Acquisition (divestiture)	(0.2)		(0.1)
Inflation	(2.7)		(2.7)
Productivity/Price	3.2		2.1
Total	(0.2	) pts	0.1	pts

The 0.2 percentage point decrease in segment income for Flow Technologies as a percentage of net sales in 2019 from 2018 was primarily the result of:

•	inflationary increases related to raw material and labor costs; and

•	decreased sales volumes in our residential, commercial and industrial businesses, which resulted in decreased leverage on operating expenses.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased productivity.
The 0.1 point increase in segment income for Flow Technologies as a percentage of sales in 2018 from 2017 was primarily the result of:

•	higher core sales in our commercial and specialty businesses, which resulted in increased leverage on fixed operating expenses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost control and savings generated from lean initiatives.
This increase was partially offset by:

•	inflationary increases related to raw material and labor costs.

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
Operating activities
Cash provided by operating activities of continuing operations was $345.2 million in 2019, compared to $458.1 million in 2018 and $278.6 million in 2017.

The $345.2 million in net cash provided by operating activities of continuing operations in 2019 primarily reflects net income from continuing operations of $462.9 million, net of non-cash depreciation, amortization and asset impairment, partially offset by a negative impact of $105.4 million as a result of changes in net working capital and $20.9 million of pension and other post-retirement plan contributions, including $11.1 million of contributions made in conjunction with the termination of the Pentair Salaried Plan during 2019.
The $458.1 million in net cash provided by operating activities of continuing operations in 2018 primarily reflects net income from continuing operations of $435.4 million, net of non-cash depreciation, amortization, asset impairment and the loss on early extinguishment of debt, further increased by a positive impact $30.2 million as a result of changes in net working capital.
The $278.6 million in net cash provided by operating activities of continuing operations in 2017 primarily reflects net income from continuing operations of $318.3 million, net of non-cash depreciation, amortization, asset impairment and the loss on early extinguishment of debt, partially offset by a negative impact of $87.3 million as a result of changes in net working capital.
Investing activities
Cash used for investing activities of continuing operations was $331.9 million in 2019, compared to $61.7 million of cash used for investing activities of continuing operations in 2018 and $2,678.1 million of cash provided by investing activities of continuing operations in 2017.
Net cash used for investing activities of continuing operations in 2019 primarily reflects capital expenditures of $58.5 million and cash paid primarily for the Aquion and Pelican acquisitions, offset by $15.3 million of proceeds received from divestitures primarily related to our former aquaculture business.
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
Financing activities
Cash used for financing activities was $17.1 million in 2019, compared to $407.9 million and $3,432.6 million in 2018 and 2017, respectively.

In 2019, net cash used for financing activities primarily relates to repayment of senior notes due in 2019 totaling $401.5 million, $150.0 million of share repurchases and payment of dividends of $122.7 million, partially offset by proceeds from long-term debt of $600.0 million and net receipts of commercial paper and revolving long-term debt of $51.5 million.

As described below, in 2018, we utilized $993.6 million of cash distributed from the Separation to repay commercial paper and revolving long-term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $500.0 million of shares and made dividend payments of $187.2 million.

In 2017, net cash used for financing activities primarily related to the utilization of proceeds from the sale of the Valves & Controls business to repay our commercial paper and revolving long-term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $200.0 million of shares and made dividend payments of $251.7 million.

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
In December 2019, the Senior Credit Facility was amended to provide for the extension of term loans in an aggregate amount of $200.0 million (the “Term Loans”). The Term Loans are in addition to the Senior Credit Facility commitment. In addition, PFSA has the option to further increase the Senior Credit Facility in an aggregate amount of up to $300.0 million, through a combination of increases to the total commitment amount of the Senior Credit Facility and/or one or more tranches of term loans in addition to the Term Loans, subject to customary conditions, including the commitment of the participating lenders.
As of December 31, 2019, total availability under the Senior Credit Facility was $746.4 million.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $117.8 million of commercial paper outstanding as of December 31, 2019 and $76.0 million as of December 31, 2018, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of its consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2019, we were in compliance with all financial covenants in our debt agreements.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.0 million, of which there were no outstanding borrowings at December 31, 2019. Borrowings under these credit facilities bear interest at variable rates.
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

We have $74.0 million aggregate principal amount of fixed rate senior notes maturing in 2020. We classified this debt as long-term as of December 31, 2019 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of December 31, 2019, we had $58.8 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
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
During the year ended December 31, 2018, we repurchased 10.2 million of our ordinary shares for $500.0 million, of which 2.2 million shares, or $150.0 million, and 8.0 million shares, or $350.0 million, were repurchased pursuant to the 2014 and 2018 Authorizations, respectively.
During the year ended December 31, 2019, we repurchased 4.0 million of our ordinary shares for $150.0 million pursuant to the 2018 Authorization.
As of December 31, 2019, we had $250.0 million available for share repurchases under the 2018 Authorization.
Dividends
On December 9, 2019, the Board of Directors approved a 6 percent increase in the company’s regular quarterly dividend rate (from $0.18 per share to $0.19 per share) that was paid on February 7, 2020 to shareholders of record at the close of business on January 24, 2020. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $32.0 million at December 31, 2019. Dividends paid per ordinary share were $0.72, $1.05 and $1.38 for the years ended December 31, 2019, 2018 and 2017, respectively.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a GAAP reported amount (e.g., retained earnings). Our distributable reserve balance was $6.6 billion and $6.5 billion as of December 31, 2019 and 2018, respectively.

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2020	2021	2022	2023	2024	Thereafter	Total
Debt obligations	$74.0	$103.8	$88.3	$353.6	$—	$419.3	$1,039.0
Interest obligations on fixed-rate debt	30.0	24.3	21.7	18.9	18.9	90.9	204.7
Operating lease obligations, net of sublease rentals	23.3	18.8	16.3	13.9	11.0	11.0	94.3
Purchase and marketing obligations	36.4	20.1	7.7	3.7	3.8	10.1	81.8
Pension and other post-retirement plan contributions	8.5	8.4	8.3	8.6	8.5	41.8	84.1
Total contractual obligations, net	$172.2	$175.4	$142.3	$398.7	$42.2	$573.1	$1,503.9
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2019, variable interest rate debt was $353.6 million at a weighted average interest rate of 2.71%.
The total gross liability for uncertain tax positions at December 31, 2019 was estimated to be $47.4 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2019, we had recorded $0.4 million for the possible payment of penalties and $3.7 million related to the possible payment of interest.
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
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2019	2018	2017
Net cash provided by operating activities of continuing operations	$345.2	$458.1	$278.6
Capital expenditures of continuing operations	(58.5)	(48.2)	(39.1)
Proceeds from sale of property and equipment of continuing operations	0.6	0.2	3.7
Free cash flow from continuing operations	$287.3	$410.1	$243.2
Net cash provided by (used for) operating activities of discontinued operations	7.8	(19.0)	341.6
Capital expenditures of discontinued operations	—	(7.4)	(38.6)
Proceeds from sale of property and equipment of discontinued operations	—	2.3	4.5
Free cash flow	$295.1	$386.0	$550.7
Off-balance sheet arrangements
At December 31, 2019, we had no off-balance sheet financing arrangements.

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
As of December 31, 2019 and 2018, the outstanding value of bonds, letters of credit and bank guarantees totaled $91.3 million and $123.6 million, respectively.
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
Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is first performed, as of the first day of the fourth quarter, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, an evaluation, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions.
As a result of the qualitative assessment performed as of October 1, 2019 and 2018, it was determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Factors considered in the analysis included the last discounted cash flow fair value assessment of reporting units performed in 2017 and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount.
Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test the first day of the fourth quarter each year for those identifiable assets not subject to amortization.

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

There were no impairment charges recorded in 2019 or 2018 for identifiable intangible assets. An impairment charge of $8.8 million was recorded in 2017 related to certain trade names in Filtration Solutions and Flow Technologies as a result of lower forecasted sales volume or rebranding strategies implemented in the fourth quarter of 2017. The trade name impairment charges were recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive

Pension and other post-retirement plans
We sponsor U.S. and non-U.S. defined-benefit pension and other post-retirement plans. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: expected return on plan assets, discount rates, rate of increase in future compensation levels and health care cost trend rates. These assumptions are updated annually and are disclosed in ITEM 8, Note 11 to the Notes to Consolidated Financial Statements. Differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax gain of $3.4 million in 2019, and a pre-tax loss of $3.6 million and $8.5 million in 2018 and 2017, respectively. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace, adjusted to eliminate the effects of call provisions. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2020.

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

Interest rate risk
Our debt portfolio as of December 31, 2019, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 66% fixed-rate debt and 34% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2019, a 100 basis point increase or decrease in interest rates would result in a $39.8 million decrease or $43.4 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2019, a 100 basis point increase or decrease in interest rates would result in a $3.5 million increase or decrease in interest incurred.
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
From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. At December 31, 2019 and 2018, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $17.0 million and $47.6 million, respectively. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive loss and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings.
At December 31, 2019, we had outstanding cross currency swap agreements with a combined notional amount of $777.0 million. The cross currency swap agreements are accounted for as either cash flow hedges to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The currency risk related to the cross currency swap agreements is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $57.9 million net increase in Accumulated other comprehensive loss. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $55.2 million net decrease in Accumulated other comprehensive loss. However, these increases and decreases in Other comprehensive income would be offset by decreases or increases in the hedged items on our balance sheet.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. That attestation report is set forth immediately following this management report.

John L. Stauch	Mark C. Borin
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Indefinite-lived Trade Names — Valuation — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of indefinite-lived trade names for impairment involves the comparison of the estimated fair value of each indefinite-lived trade name to its carrying value. The Company determines the estimated fair value of its trade names using the income approach, more specifically, the relief-from-royalty method. The determination of the estimated fair value using the relief-from-royalty method requires management to make significant estimates and assumptions including selecting appropriate royalty and discount rates and forecast future revenues. Changes in these assumptions could have a significant impact on the estimated fair value of indefinite-lived trade names. For certain of the Company’s indefinite-lived trade names, a significant change in estimated fair value could cause a significant impairment.
The indefinite-lived trade names balance was $173.4 million as of December 31, 2019, of which certain trade names are higher risk for impairment. When identifying the higher risk indefinite-lived trade names, we considered the relationship of their fair value to carrying value. The estimated fair values of these trade names exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
Given the level of judgment involved, management uses a third-party fair value specialist to assist in establishing the discount rate and royalty rate assumptions. As the trade name revenues are sensitive to changes in demand, auditing these assumptions involved a high degree of auditor judgment, and an increased extent of audit effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant estimates and assumptions for the trade names included the following, among others:

•
We tested the effectiveness of controls over indefinite-lived trade names, including those over management’s review of the revenue forecasts and the selection of the royalty and discount rates to be used in the valuation.

•	We assessed management’s ability to prepare accurate revenue forecasts by performing a retrospective review to compare actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s revenue forecasts by inquiring of management regarding the forecasts and comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.

•	We considered the impact of changes in the regulatory environment and the industry on management’s forecasts.
With the assistance of our fair value specialists, we evaluated the royalty and discount rates used by management in the valuation, including testing the underlying source information and the mathematical calculations, developing a range of independent estimates and comparing those to the royalty and discount rates selected by management.
Income Taxes — Completeness of Uncertain Tax Positions — Refer to Notes 1 and 12 in the financial statements
Critical Audit Matter Description
The Company assesses uncertain tax positions (“UTP”) based upon an evaluation of available information and records a liability when a position taken or expected to be taken in a tax return does not meet certain measurement or recognition criteria. A tax benefit is recognized only if management believes it is more likely than not that the tax position will be sustained upon examination by the relevant tax authority. Determining the completeness of UTPs is complex and significant judgment is involved in identifying which positions may not meet the required measurement or recognition criteria. As of December 31, 2019, the Company’s recorded UTP balance was $47.4 million.
The UTP analysis is complex as it includes numerous tax jurisdictions and varying applications of tax laws. Given the multiple jurisdictions in which the Company operates and the complexity of tax law, auditing the completeness of UTPs involved a high degree of auditor judgment, and an increased extent of audit effort, including the need to involve our tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate management’s estimates, in material jurisdictions, related to the determination of UTPs included the following, among others:

•	We tested the effectiveness of controls over management’s determination of the existence of UTPs.

•	With the assistance of our income tax specialists, we assessed the Company’s determination of the existence of UTPs. In particular, our procedures included:

◦	Evaluating the Company’s significant judgments related to completeness of UTPs in material jurisdictions (U.S. and Switzerland):

▪	We performed inquiries of management to assess whether they are aware of any new items or significant changes to the business that would impact the UTP assessment or give rise to new UTPs.

▪
We evaluated the following: technical merits of existing UTPs, technical merits of potential UTPs, and significant transactions and their tax implications, including the completeness and accuracy of the underlying data supporting the transactions.

▪	We assessed the appropriateness and consistency of management’s methods and assumptions used in identifying uncertain tax positions

▪	We evaluated former and ongoing tax audits by tax authorities.

▪	We assessed the interpretation of applicable tax law.

▪	We considered changes in applicable tax law.

▪
We inspected the Company’s filed tax returns in material jurisdictions and the tax provision to obtain an understanding of significant differences. We assessed whether the appropriate UTP was recorded as well as whether any additional UTPs needed to be considered.

▪
We evaluated the appropriateness and consistency of the financial statement disclosures, including judgments associated with unrecognized tax benefits that could increase or decrease within 12 months of the reporting date.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 25, 2020

We have served as the Company’s auditor since 1977.

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per-share data	2019	2018	2017
Net sales	$2,957.2	$2,965.1	$2,845.7
Cost of goods sold	1,905.7	1,917.4	1,858.2
Gross profit	1,051.5	1,047.7	987.5
Selling, general and administrative	540.1	534.3	536.0
Research and development	78.9	76.7	73.2
Operating income	432.5	436.7	378.3
Other (income) expense
(Gain) loss on sale of businesses	(2.2)	7.3	4.2
Loss on early extinguishment of debt	—	17.1	101.4
Net interest expense	30.1	32.6	87.3
Other (income) expense	(2.9)	(0.1)	12.6
Income from continuing operations before income taxes	407.5	379.8	172.8
Provision for income taxes	45.8	58.1	58.7
Net income from continuing operations	361.7	321.7	114.1
(Loss) income from discontinued operations, net of tax	(6.0)	25.7	371.3
Gain from sale of discontinued operations, net of tax	—	—	181.1
Net income	$355.7	$347.4	$666.5
Comprehensive income, net of tax
Net income	$355.7	$347.4	$666.5
Changes in cumulative translation adjustment (inclusive of divestiture of business reclassified to gain from sale of $374.2 for the year ended December 31, 2017)	(15.3)	10.0	497.5
Changes in market value of derivative financial instruments, net of tax	17.4	4.8	(4.6)
Comprehensive income	$357.8	$362.2	$1,159.4
Earnings per ordinary share
Basic
Continuing operations	$2.14	$1.83	$0.63
Discontinued operations	(0.04)	0.15	3.04
Basic earnings per ordinary share	$2.10	$1.98	$3.67
Diluted
Continuing operations	$2.12	$1.81	$0.62
Discontinued operations	(0.03)	0.15	3.01
Diluted earnings per ordinary share	$2.09	$1.96	$3.63
Weighted average ordinary shares outstanding
Basic	169.4	175.8	181.7
Diluted	170.4	177.3	183.7
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2019	2018
Assets
Current assets
Cash and cash equivalents	$82.5	$74.3
Accounts receivable, net of allowances of $10.3 and $14.0, respectively	502.9	488.2
Inventories	377.4	387.5
Other current assets	99.1	89.4
Total current assets	1,061.9	1,039.4
Property, plant and equipment, net	283.2	272.6
Other assets
Goodwill	2,258.3	2,072.7
Intangibles, net	339.2	276.3
Other non-current assets	196.9	145.5
Total other assets	2,794.4	2,494.5
Total assets	$4,139.5	$3,806.5
Liabilities and Equity
Current liabilities
Accounts payable	$325.1	$378.6
Employee compensation and benefits	71.0	111.7
Other current liabilities	352.9	328.4
Total current liabilities	749.0	818.7
Other liabilities
Long-term debt	1,029.1	787.6
Pension and other post-retirement compensation and benefits	96.4	90.0
Deferred tax liabilities	104.4	105.9
Other non-current liabilities	206.7	168.2
Total liabilities	2,185.6	1,970.4
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 168.3 and 171.4 issued at December 31, 2019 and December 31, 2018, respectively	1.7	1.7
Additional paid-in capital	1,777.7	1,893.8
Retained earnings	401.0	169.2
Accumulated other comprehensive loss	(226.5)	(228.6)
Total equity	1,953.9	1,836.1
Total liabilities and equity	$4,139.5	$3,806.5
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2019	2018	2017
Operating activities
Net income	$355.7	$347.4	$666.5
Loss (income) from discontinued operations, net of tax	6.0	(25.7)	(371.3)
Gain from sale of discontinued operations, net of tax	—	—	(181.1)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(3.5)	(8.4)	(1.3)
Depreciation	48.3	49.7	50.8
Amortization	31.7	34.9	36.4
(Gain) loss on sale of businesses	(2.2)	7.3	4.2
Deferred income taxes	(18.4)	(4.1)	(18.0)
Share-based compensation	21.4	20.9	39.6
Trade name and other impairment	21.2	12.0	15.6
Loss on early extinguishment of debt	—	17.1	101.4
Pension and other post-retirement expense	1.9	13.2	24.9
Pension and other post-retirement contributions	(20.9)	(8.9)	(8.3)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(17.5)	(15.3)	(13.4)
Inventories	13.6	(40.1)	(20.5)
Other current assets	(18.4)	31.2	(13.0)
Accounts payable	(63.6)	58.3	15.6
Employee compensation and benefits	(19.1)	(0.6)	(1.4)
Other current liabilities	(0.4)	(3.3)	(54.6)
Other non-current assets and liabilities	9.4	(27.5)	6.5
Net cash provided by operating activities of continuing operations	345.2	458.1	278.6
Net cash provided by (used for) operating activities of discontinued operations	7.8	(19.0)	341.6
Net cash provided by operating activities	353.0	439.1	620.2
Investing activities
Capital expenditures	(58.5)	(48.2)	(39.1)
Proceeds from sale of property and equipment	0.6	0.2	3.7
Proceeds from (payments due to) sale of businesses	15.3	(12.8)	2,759.4
Acquisitions, net of cash acquired	(287.8)	(0.9)	(45.9)
Other	(1.5)	—	—
Net cash (used for) provided by investing activities of continuing operations	(331.9)	(61.7)	2,678.1
Net cash used for investing activities of discontinued operations	—	(7.1)	(47.7)
Net cash (used for) provided by investing activities	(331.9)	(68.8)	2,630.4
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	51.5	39.7	(913.1)
Proceeds from long-term debt	600.0	—	—
Repayment of long-term debt	(401.5)	(675.1)	(2,009.3)
Premium paid on early extinguishment of debt	—	(16.0)	(94.9)
Distribution of cash from nVent, net of cash transferred	—	919.4	—
Shares issued to employees, net of shares withheld	12.5	13.3	37.2
Repurchases of ordinary shares	(150.0)	(500.0)	(200.0)
Dividends paid	(122.7)	(187.2)	(251.7)
Other	(6.9)	(2.0)	(0.8)
Net cash used for financing activities	(17.1)	(407.9)	(3,432.6)
Change in cash held for sale	—	27.0	(5.4)
Effect of exchange rate changes on cash and cash equivalents	4.2	(1.4)	56.8
Change in cash and cash equivalents	8.2	(12.0)	(130.6)
Cash and cash equivalents, beginning of year	74.3	86.3	216.9
Cash and cash equivalents, end of year	$82.5	$74.3	$86.3

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$33.7	$43.7	$107.2
Cash paid for income taxes, net	59.0	92.9	362.1
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Number	Amount
Balance - December 31, 2016	181.8	$1.8	$2,920.8	$2,068.1	$(736.3)	$4,254.4
Net income	—	—	—	666.5	—	666.5
Other comprehensive income, net of tax	—	—	—	—	492.9	492.9
Dividends declared	—	—	—	(252.9)	—	(252.9)
Share repurchases	(3.0)	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	1.2	—	45.6	—	—	45.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	39.6	—	—	39.6
Balance - December 31, 2017	180.3	$1.8	$2,797.7	$2,481.7	$(243.4)	$5,037.8
Net income	—	—	—	347.4	—	347.4
Cumulative effect of accounting changes	—	—	—	(214.0)	—	(214.0)
Other comprehensive income, net of tax	—	—	—	—	62.6	62.6
Distribution to nVent	—	—	(438.2)	(2,291.0)	(47.8)	(2,777.0)
Dividends declared	—	—	—	(154.9)	—	(154.9)
Share repurchases	(10.2)	(0.1)	(499.9)	—	—	(500.0)
Exercise of options, net of shares tendered for payment	0.9	—	24.3	—	—	24.3
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(11.0)	—	—	(11.0)
Share-based compensation	—	—	20.9	—	—	20.9
Balance - December 31, 2018	171.4	$1.7	$1,893.8	$169.2	$(228.6)	$1,836.1
Net income	—	—	—	355.7	—	355.7
Other comprehensive income, net of tax	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	(123.9)	—	(123.9)
Share repurchases	(4.0)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.7	—	17.1	—	—	17.1
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.6)	—	—	(4.6)
Share-based compensation	—	—	21.4	—	—	21.4
Balance - December 31, 2019	168.3	$1.7	$1,777.7	$401.0	$(226.5)	$1,953.9
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
Use of estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for valuation of goodwill and indefinite lived intangible assets, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, percentage of completion revenue recognition, assets acquired and liabilities assumed in acquisitions, estimated selling proceeds from assets held for sale, contingent liabilities, income taxes, pension and other post-retirement benefits and the impact of the new lease standard, discussed below. Actual results could differ from our estimates.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 92.0%, 92.5% and 92.4% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 8.0%, 7.5% and 7.6% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract, and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
On December 31, 2019, we had $56.4 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
Sales returns
The right of return may exist explicitly or implicitly with our customers. Our return policy allows for customer returns only upon our authorization. Goods returned must be products we continue to market and must be in salable condition. When the right of return exists, we adjust the transaction price for the estimated effect of returns. We estimate the expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future.

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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

Contract assets and liabilities consisted of the following:

	December 31
In millions	2019	2018	$ Change	% Change
Contract assets	$41.0	$36.5	$4.5	12.3%
Contract liabilities	32.6	32.8	(0.2)	(0.6)%
Net contract assets	$8.4	$3.7	$4.7	127.0%

The $4.7 million increase in net contract assets from December 31, 2018 to December 31, 2019 was primarily the result of timing of milestone payments. Approximately 80% of our contract liabilities at December 31, 2018 were recognized in revenue during the twelve months ended December 31, 2019. There were no impairment losses recognized on our contract assets for the twelve months ended December 31, 2019 and December 31, 2018.

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Geographic net sales information for continuing operations, based on geographic destination of the sale, was as follows:

	Years ended December 31
In millions	2019	2018	2017
U.S.	$1,866.7	$1,858.1	$1,752.7
Western Europe	401.6	402.7	381.9
Developing (1)	480.6	476.5	478.2
Other Developed (2)	208.3	227.8	232.9
Consolidated net sales (3)	$2,957.2	$2,965.1	$2,845.7
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Net sales held in Ireland, for each of the years presented, were not material.

Vertical net sales information was as follows:

	Years ended December 31
In millions	2019	2018	2017
Residential	$1,668.2	$1,665.9	$1,579.0
Commercial	627.3	630.7	604.4
Industrial	661.7	668.5	662.3
Consolidated net sales	$2,957.2	$2,965.1	$2,845.7

Research and development
We conduct research and development (“R&D”) activities primarily in our own facilities, which mostly consist of development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures from continuing operations during 2019, 2018 and 2017 were $78.9 million, $76.7 million and $73.2 million, respectively.
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

The following table summarizes the activity in the allowance for doubtful accounts:

	Years ended December 31
In millions	2019	2018	2017
Beginning balance	$14.0	$14.2	$12.8
Bad debt expense	1.4	1.1	2.3
Write-offs, net of recoveries	(4.1)	(0.9)	(2.2)
Other (1)	(1.0)	(0.4)	1.3
Ending balance	$10.3	$14.0	$14.2
(1) Other amounts are primarily the effects of changes in currency translations and the impact of allowance for credits.

Inventories
Inventories are stated at lower of cost or net realizable value with substantially all inventories recorded using the first-in, first-out (“FIFO”) cost method.

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
The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2019	2018
U.S.	$172.3	$156.9
Western Europe	69.7	76.6
Developing (1)	31.1	28.8
Other Developed (2)	10.1	10.3
Consolidated (3)	$283.2	$272.6
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Property, plant and equipment, net held in Ireland, for each of the years presented, were not material.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no material long-lived asset impairment charges in 2019, 2018, or 2017.
Goodwill and identifiable intangible assets
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.
Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is first performed, as of the first day of the fourth quarter, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, an evaluation, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions.
As a result of the qualitative assessment performed as of October 1, 2019 and 2018, it was determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Factors considered in the analysis included the last discounted cash flow fair value assessment of reporting units performed in 2017 and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying

Pentair plc and Subsidiaries
Notes to consolidated financial statements

amount. This non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described in Note 9.

Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test during the first day of the fourth quarter each year for those identifiable assets not subject to amortization.

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

There were no impairment charges recorded in 2019 and 2018 for identifiable intangible assets. An impairment charge of $8.8 million was recorded in 2017 related to certain trade names in Filtration Solutions and Flow Technologies as a result of lower forecasted sales volume or rebranding strategies implemented in the fourth quarter of 2017. The trade name impairment charges were recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income.
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
Insurance subsidiary
A portion of our property and casualty insurance program is insured through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2019 and 2018, reserves for policy claims were $54.7 million, of which $13.1 million was included in Other current liabilities and $41.6 million was included in Other non-current liabilities, and $60.9 million, of which $13.2 million was included in Other current liabilities and $47.7 million was included in Other non-current liabilities, respectively.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

As of December 31, 2019, $77.2 million was included in Other non-current assets, $19.0 million in Other current liabilities and $61.1 million in Other non-current liabilities, on the Consolidated Balance Sheets as a result of the new lease standard. There was no impact on our Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows.

On January 1, 2019, we adopted ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU changes the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans.

On January 1, 2018, we adopted ASU No. 2017-01, “Clarifying the Definition of a Business.” This ASU clarifies the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of the new standard did not have a material impact on our consolidated financial statements.

On January 1, 2018, we adopted ASU No. 2017-07, “Retirement Benefits-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” As a result of the adoption, the interest cost, expected return on plan assets and net actuarial gain/loss components of net periodic pension and post-retirement benefit cost have been reclassified from Selling, general and administrative expense to Other (income) expense. Only the service cost component remains in Operating income and is eligible for capitalization in assets. The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other post-retirement plans on our Consolidated Statements of Operations and Comprehensive Income was a reclassification of expense of $13.9 million for the year ended December 31, 2017, from Selling, general and administrative expense to Other (income) expense.

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

On January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” and the related amendments (“the new revenue standard”) using the modified retrospective method. The cumulative impact to our retained earnings at January 1, 2018 was not material. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of the adoption of the new standard did not have a material impact to our net income.

2.	Acquisitions and Discontinued Operations
Acquisitions
In February 2019, as part of Filtration Solutions, we completed the acquisitions of Aquion, Inc. (“Aquion”) and Pelican Water Systems (“Pelican”) for $163.4 million and $121.1 million, respectively, in cash, net of cash acquired.

For Aquion, the excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $87.5 million, $4.6 million of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired as part of the Aquion acquisition include $15.7 million of indefinite-lived trade name intangible assets and $78.8 million of definite-lived customer relationships with an estimated useful life of 15 years.

For Pelican, the excess purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $118.0 million, $7.6 million of which is expected to be deductible for income tax purposes.

The preliminary purchase price allocation for these acquisitions is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to impacts associated with other accruals.

During 2017, our continuing operations completed acquisitions with purchase prices totaling $45.9 million in cash, net of cash acquired. Identifiable intangible assets acquired included $19.1 million of definite-lived customer relationships with an estimated useful life of 11 years.
The pro forma impact of these acquisitions was not material.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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

Sale of Valves & Controls
On April 28, 2017, we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion in cash. The sale resulted in a gain of $181.1 million, net of tax. The results of the Valves & Controls business have been presented as discontinued operations. The Valves & Controls business was previously disclosed as a stand-alone reporting segment. Transaction costs of $56.4 million related to the sale of Valves & Controls were incurred during the year ended December 31, 2017 and were recorded within Gain from sale of discontinued operations before income taxes presented below.
Operating results of discontinued operations are summarized below:

	Years ended December 31
In millions	2019	2018	2017
Net sales	$—	$693.9	$2,548.2
Cost of goods sold	—	424.0	1,596.2
Gross profit	—	269.9	952.0
Selling, general and administrative	7.4	237.8	589.2
Research and development	—	14.6	48.3
Operating (loss) income	$(7.4)	$17.5	$314.5

(Loss) income from discontinued operations before income taxes	$(7.6)	$31.8	$317.1
Income tax (benefit) provision	(1.6)	6.1	(54.2)
(Loss) income from discontinued operations, net of tax	$(6.0)	$25.7	$371.3

Gain from sale of discontinued operations before income taxes	$—	$—	$183.5
Provision for income taxes	—	—	2.4
Gain from sale of discontinued operations, net of tax	$—	$—	$181.1

Pentair plc and Subsidiaries
Notes to consolidated financial statements

3.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2019	2018	2017
Net income	$355.7	$347.4	$666.5
Net income from continuing operations	$361.7	$321.7	$114.1
Weighted average ordinary shares outstanding
Basic	169.4	175.8	181.7
Dilutive impact of stock options and restricted stock awards	1.0	1.5	2.0
Diluted	170.4	177.3	183.7
Earnings per ordinary share
Basic
Continuing operations	$2.14	$1.83	$0.63
Discontinued operations	(0.04)	0.15	3.04
Basic earnings per ordinary share	$2.10	$1.98	$3.67
Diluted
Continuing operations	$2.12	$1.81	$0.62
Discontinued operations	(0.03)	0.15	3.01
Diluted earnings per ordinary share	$2.09	$1.96	$3.63
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	2.1	1.2	1.8

4.    Restructuring
During 2019, 2018 and 2017, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the years ended December 31, 2019, 2018 and 2017 included a reduction in hourly and salaried headcount of approximately 375 employees, 300 employees and 250 employees, respectively.
Restructuring related costs included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2019	2018	2017
Severance and related costs	$11.7	$13.2	$27.3
Other	2.3	27.4	0.9
Total restructuring costs	$14.0	$40.6	$28.2

Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2019	2018	2017
Aquatic Systems	$4.2	$15.3	$3.6
Filtration Solutions	4.7	14.6	13.0
Flow Technologies	2.7	9.3	7.0
Other	2.4	1.4	4.6
Consolidated	$14.0	$40.6	$28.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2019	2018
Beginning balance	$27.1	$34.5
Costs incurred	11.7	13.2
Cash payments and other	(22.6)	(20.6)
Ending balance	$16.2	$27.1

5.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 by reportable segment were as follows:

In millions	December 31, 2018	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2019
Aquatic Systems	$965.9	$(3.7)	$(0.8)	$961.4
Filtration Solutions	643.5	205.5	(11.8)	837.2
Flow Technologies	463.3	—	(3.6)	459.7
Total goodwill	$2,072.7	$201.8	$(16.2)	$2,258.3

In millions	December 31, 2017	Foreign currency translation/other	December 31, 2018
Aquatic Systems	$973.1	$(7.2)	$965.9
Filtration Solutions	667.6	(24.1)	643.5
Flow Technologies	472.1	(8.8)	463.3
Total goodwill	$2,112.8	$(40.1)	$2,072.7

There has been no impairment of goodwill for any of the years presented.
Identifiable intangible assets consisted of the following at December 31:

	2019			2018
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$418.1	$(269.1)	$149.0	$347.1	$(247.9)	$99.2
Trade names	—	—	—	0.4	(0.4)	—
Proprietary technology and patents	42.3	(25.5)	16.8	86.2	(68.4)	17.8
Total finite-life intangibles	460.4	(294.6)	165.8	433.7	(316.7)	117.0
Indefinite-life intangibles
Trade names	173.4	—	173.4	159.3	—	159.3
Total intangibles	$633.8	$(294.6)	$339.2	$593.0	$(316.7)	$276.3

Identifiable intangible asset amortization expense in 2019, 2018 and 2017 was $31.7 million, $34.9 million and $36.4 million, respectively.
There was no impairment charge for trade name intangible assets in 2019 and 2018. In 2017, we recorded an impairment charge for trade name intangible assets of $8.8 million in Filtration Solutions and Flow Technologies.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2020	2021	2022	2023	2024
Estimated amortization expense	$28.3	$23.3	$16.3	$13.9	$12.6

Pentair plc and Subsidiaries
Notes to consolidated financial statements

6.    Supplemental Balance Sheet Information

	December 31
In millions	2019	2018
Inventories
Raw materials and supplies	$196.2	$191.3
Work-in-process	65.2	64.0
Finished goods	116.0	132.2
Total inventories	$377.4	$387.5
Other current assets
Cost in excess of billings	$41.0	$36.5
Prepaid expenses	48.3	36.7
Prepaid income taxes	5.2	8.5
Other current assets	4.6	7.7
Total other current assets	$99.1	$89.4
Property, plant and equipment, net
Land and land improvements	$33.7	$33.5
Buildings and leasehold improvements	188.1	178.9
Machinery and equipment	610.7	593.8
Construction in progress	48.1	35.7
Total property, plant and equipment	880.6	841.9
Accumulated depreciation and amortization	597.4	569.3
Total property, plant and equipment, net	$283.2	$272.6
Other non-current assets
Right-of-use lease assets	$77.2	$—
Deferred income taxes	29.6	26.2
Deferred compensation plan assets	21.3	20.9
Other non-current assets	68.8	98.4
Total other non-current assets	$196.9	$145.5
Other current liabilities
Dividends payable	$32.0	$30.8
Accrued warranty	32.1	33.9
Accrued rebates and incentives	83.5	76.9
Billings in excess of cost	22.5	21.3
Current lease liability	19.0	—
Income taxes payable	11.1	10.4
Accrued restructuring	16.2	27.1
Other current liabilities	136.5	128.0
Total other current liabilities	$352.9	$328.4
Other non-current liabilities
Long-term lease liability	$61.1	$—
Income taxes payable	45.4	46.8
Self-insurance liabilities	41.6	47.7
Deferred compensation plan liabilities	21.3	20.9
Foreign currency contract liabilities	11.6	30.6
Other non-current liabilities	25.7	22.2
Total other non-current liabilities	$206.7	$168.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.    Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss consist of the following:

	December 31
In millions	2019	2018
Cumulative translation adjustments	$(226.1)	$(210.8)
Market value of derivative financial instruments, net of tax	(0.4)	(17.8)
Accumulated other comprehensive loss	$(226.5)	$(228.6)

8.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2019		2019	2018
Commercial paper	2.327%	2023	$117.8	$76.0
Revolving credit facilities	2.863%	2023	35.8	26.2
Term loans (1)	2.914%	2023	200.0	—
Senior notes - fixed rate (1)	2.650%	2019	—	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	—	155.1
Senior notes - fixed rate (1)	3.625%	2020	74.0	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	—
Unamortized issuance costs and discounts	N/A	N/A	(9.9)	(5.1)
Total debt			$1,029.1	$787.6

(1) Senior notes (“the Notes”) and the term loans are guaranteed as to payment by Pentair plc and PISG

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
In December 2019, the Senior Credit Facility was amended to provide for the extension of term loans in an aggregate amount of $200.0 million (the “Term Loans”). The Term Loans are in addition to the Senior Credit Facility commitment. In addition, PFSA has the option to further increase the Senior Credit Facility in an aggregate amount of up to $300.0 million, through a combination of increases to the total commitment amount of the Senior Credit Facility and/or one or more tranches of term loans in addition to the Term Loans, subject to customary conditions, including the commitment of the participating lenders.
As of December 31, 2019, total availability under the Senior Credit Facility was $746.4 million.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $117.8 million of commercial paper outstanding as of December 31, 2019 and $76.0 million as of December 31, 2018, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
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
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.0 million, of which there were no outstanding borrowings at December 31, 2019. Borrowings under these credit facilities bear interest at variable rates.
In 2018, we used the $993.6 million of cash received from nVent as a result of the Distribution to pay down commercial paper and revolving credit facilities, redeem the remaining $255.3 million aggregate principal of our 2.9% fixed rate senior notes due 2018, and complete a cash tender offer in the amount of €363.4 million aggregate principal of our 2.45% senior notes due 2019. All costs associated with the repurchases of debt were recorded as a Loss on early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income, including $16.0 million premium paid on early extinguishment and $1.1 million of unamortized deferred financing costs.

We have $74.0 million aggregate principal amount of fixed rate senior notes maturing in 2020. We classified this debt as long-term as of December 31, 2019 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at December 31, 2019 matures on a calendar year basis as follows:

In millions	2020	2021	2022	2023	2024	Thereafter	Total
Contractual debt obligation maturities	$74.0	$103.8	$88.3	$353.6	$—	$419.3	$1,039.0

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

At December 31, 2019 and 2018, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $17.0 million and $47.6 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Cross Currency Swaps
At December 31, 2019 and 2018, we had outstanding cross currency swap agreements with a combined notional amount of $777.0 million and $283.8 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. As of December 31, 2019 and 2018, we had deferred foreign currency losses of $1.8 million and $14.5 million, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity.
Foreign Currency Denominated Debt
In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the “2019 Euro Notes”) as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. In June 2018, the Company completed a tender offer for €363.4 million of the 2019 Euro Notes. At that time, the remaining €136.6 million of the 2019 Euro Notes were re-designated as a net investment hedge in our Euro denominated subsidiaries. In September 2019, the 2019 Euro Notes matured and were paid in full, terminating the net investment hedge. The historical gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within Accumulated other comprehensive loss. As of December 31, 2019 we had deferred foreign currency gains of $2.8 million and as of December 31, 2018 we had deferred foreign currency losses of $0.8 million, in Accumulated other comprehensive loss associated with the net investment hedge activity.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2019		2018
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$353.6	$353.6	$102.2	$102.2
Fixed rate debt	685.4	732.2	690.5	691.8
Total debt	$1,039.0	$1,085.8	$792.7	$794.0

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract assets	$—	$0.1	$—	$—	$0.1
Foreign currency contract liabilities	—	(11.6)	—	—	(11.6)
Deferred compensation plan assets	12.5	—	—	8.8	21.3
Total recurring fair value measurements	$12.5	$(11.5)	$—	$8.8	$9.8
Nonrecurring fair value measurements (1)

Recurring fair value measurements	December 31, 2018
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(30.6)	$—	$—	$(30.6)
Deferred compensation plan assets	17.6	—	—	3.3	20.9
Total recurring fair value measurements	$17.6	$(30.6)	$—	$3.3	$(9.7)
Nonrecurring fair value measurements (1)

(1)
During the years ended December 31, 2019 and 2018, we recorded impairment charges for cost method investments in the amount of $21.2 million and $12.0 million, respectively. In 2018, a valuation method using prices in active markets was utilized to determine the fair value. In 2019, we determined the value using unobservable inputs and wrote the balance of the cost method investments to zero.

10.    Income Taxes
Income from continuing operations before income taxes consisted of the following:

	Years ended December 31
In millions	2019	2018	2017
Federal (1)	$(1.6)	$(24.6)	$(34.1)
International (2)	409.1	404.4	206.9
Income from continuing operations before income taxes	$407.5	$379.8	$172.8

(1)	“Federal” reflects United Kingdom (“U.K.”) loss from continuing operations before income taxes.

(2)	“International” reflects non-U.K. income from continuing operations before income taxes.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2019	2018	2017
Currently payable (receivable)
Federal (1)	$—	$(0.1)	$—
International (2)	64.2	62.3	76.7
Total current taxes	64.2	62.2	76.7
Deferred
International (2)	(18.4)	(4.1)	(18.0)
Total deferred taxes	(18.4)	(4.1)	(18.0)
Total provision for income taxes	$45.8	$58.1	$58.7

(1)	“Federal” represents U.K. taxes.

(2)	“International” represents non-U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2019	2018	2017
U.K. federal statutory income tax rate	19.0%	19.0%	19.3%
Tax effect of international operations (1)	(8.2)	(9.9)	(18.7)
Change in valuation allowances	1.1	7.9	27.6
Excess tax benefits on stock-based compensation	(0.7)	(1.7)	(4.5)
Tax effect of U.S. tax reform	—	(0.9)	1.3
Tax effect of early extinguishment of debt	—	0.9	9.0
Effective tax rate	11.2%	15.3%	34.0%

(1)	The tax effect of international operations consists of non-U.K. jurisdictions.
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2019	2018	2017
Beginning balance	$51.4	$13.8	$46.3
Gross increases for tax positions in prior periods	0.4	44.0	4.7
Gross decreases for tax positions in prior periods	(0.8)	(4.4)	(3.4)
Gross increases based on tax positions related to the current year	0.4	0.9	0.7
Gross decreases related to settlements with taxing authorities	(2.9)	(1.8)	(33.6)
Reductions due to statute expiration	(1.1)	(1.1)	(0.9)
Ending balance	$47.4	$51.4	$13.8
We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $47.4 million of total gross unrecognized tax benefits as of December 31, 2019 was $47.0 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2019 may decrease by a range of zero to $4.3 million during 2020, primarily as a result of the resolution of non-U.K. examinations, including U.S. state examinations, and the expiration of various statutes of limitations.
Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2008 to present are under audit by tax authorities in various jurisdictions, including China, Germany, India, Italy and New Zealand. We anticipate that several of these audits may be concluded in the foreseeable future.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2019 and 2018, we have liabilities of $0.4 million and $0.5 million, respectively, for the possible payment of penalties and $3.7 million and $3.6 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
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
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2019	2018
Other non-current assets	$29.6	$26.2
Deferred tax liabilities	104.4	105.9
Net deferred tax liabilities	$74.8	$79.7
The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2019	2018
Deferred tax assets
Accrued liabilities and reserves	$41.9	$42.9
Pension and other post-retirement compensation and benefits	25.2	25.2
Employee compensation and benefits	19.6	21.8
Tax loss and credit carryforwards	712.0	724.7
Interest limitations	45.0	20.6
Total deferred tax assets	843.7	835.2
Valuation allowance	693.8	711.9
Deferred tax assets, net of valuation allowance	149.9	123.3
Deferred tax liabilities
Property, plant and equipment	8.5	7.1
Goodwill and other intangibles	200.4	179.7
Other liabilities	15.8	16.2
Total deferred tax liabilities	224.7	203.0
Net deferred tax liabilities	$74.8	$79.7
Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $29.6 million as of December 31, 2019 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.
As of December 31, 2019, tax loss carryforwards of $2,957.4 million were available to offset future income. A valuation allowance of $663.1 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses primarily relate to non-U.S. carryforwards of $2,843.1 million which are subject to varying expiration periods. Non-U.S. carryforwards of $1,763.9 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2020. In addition, there were $14.6 million U.S. federal loss carryforwards with unlimited tax loss carryforward periods and $99.7 million of state tax loss carryforwards as of December 31, 2019. State tax losses of $64.0 million are in jurisdictions with unlimited tax loss carryforward periods, while the remainder will expire in future years through 2039.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
In 2017, our Board of Directors approved amendments to terminate the Pentair Salaried Plan (the “Salaried Plan”), a U.S. qualified pension plan. The Salaried Plan discontinued accruing benefits on December 31, 2017 and the termination was effective December 31, 2017. The Salaried Plan participants were not adversely affected by the plan termination.
In 2018, participants whose plan benefits were not in pay status as of July 1, 2018 were given the opportunity to elect a lump sum (or monthly annuity) payment during a special election window. Payments of $171.9 million were made to participants who elected to receive a lump sum during this window.
In 2019, the Company received all required government approvals to complete the termination of the Salaried Plan. In June 2019, we entered into an agreement with an insurance company to purchase from us, through an annuity contract, our remaining obligations under the Salaried Plan. For the year ended December 31, 2019, we contributed $11.1 million to the Salaried Plan as part of the process to settle our obligations. As a result of these actions, a non-cash pre-tax settlement gain of $11.8 million was recorded for the year ended December 31, 2019 and is reflected within Net actuarial loss (gain) in the Net periodic benefit expense table below.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2019 and 2018:

	Pension plans		Other post-retirement plans
In millions	2019	2018	2019	2018
Change in benefit obligations
Benefit obligation beginning of year	$277.9	$473.8	$14.9	$17.5
Service cost	2.6	4.1	—	—
Interest cost	7.3	11.5	0.6	0.6
Settlements	(1.5)	—	—	—
Actuarial loss (gain)	8.0	(23.6)	2.0	(1.4)
Foreign currency translation	0.1	(0.2)	—	—
Benefits paid	(182.3)	(187.7)	(2.9)	(1.8)
Benefit obligation end of year	$112.1	$277.9	$14.6	$14.9
Change in plan assets
Fair value of plan assets beginning of year	$180.7	$382.8	$—	$—
Actual return on plan assets	16.0	(21.4)	—	—
Company contributions	18.0	7.1	2.9	1.8
Settlements	(1.5)	—	—	—
Foreign currency translation	0.1	(0.1)	—	—
Benefits paid	(182.3)	(187.7)	(2.9)	(1.8)
Fair value of plan assets end of year	$31.0	$180.7	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(81.1)	$(97.2)	$(14.6)	$(14.9)

Amounts recorded in the Consolidated Balance Sheets were as follows:

	Pension plans		Other post-retirement plans
In millions	2019	2018	2019	2018
Current liabilities	$(5.3)	$(28.3)	$(1.7)	$(1.7)
Non-current liabilities	(75.8)	(68.9)	(12.9)	(13.2)
Benefit obligations in excess of the fair value of plan assets	$(81.1)	$(97.2)	$(14.6)	$(14.9)

The accumulated benefit obligation for all defined benefit plans was $107.1 million and $275.0 million at December 31, 2019 and 2018, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2019	2018	2019	2018
Projected benefit obligation	$111.7	$277.9	$111.7	$270.6
Fair value of plan assets	30.4	180.7	30.4	173.7
Accumulated benefit obligation	N/A	N/A	107.1	268.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Components of net periodic benefit expense for our pension plans for the years ended December 31 were as follows:

In millions	2019	2018	2017
Service cost	$2.6	$4.1	$11.7
Interest cost	7.3	11.5	16.4
Expected return on plan assets	(3.9)	(7.6)	(11.6)
Net actuarial (gain) loss	(4.1)	5.2	8.4
Net periodic benefit expense	$1.9	$13.2	$24.9

Components of net periodic benefit expense for our other post-retirement plans for the years ended December 31, 2019, 2018 and 2017, were not material.
Assumptions
The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost as they pertain to our pension and other post-retirement plans.

	Pension plans			Other post-retirement plans
	2019	2018	2017	2019	2018	2017
Benefit obligation assumptions (1)
Discount rate	2.68%	3.73%	4.00%	2.81%	3.95%	3.40%
Rate of compensation increase	3.68%	3.77%	3.96%	NA	NA	NA
Net periodic benefit expense assumptions
Discount rate	3.70%	4.00%	3.94%	3.95%	3.40%	3.80%
Expected long-term return on plan assets	4.37%	4.17%	4.05%	NA	NA	NA
Rate of compensation increase	3.72%	3.96%	3.96%	NA	NA	NA

(1)
The benefit obligation for the Salaried Plan as of December 31, 2018 was determined using assumptions reflecting the termination of the plan. As a result, the 2018 weighted-average assumptions for the pension plans reflected in the table above do not include the Salaried Plan.

Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace, adjusted to eliminate the effects of call provisions. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2020.
Expected rates of return
The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Pension plan assets yielded returns of 8.85%, (5.60)% and 12.00% in 2019, 2018 and 2017, respectively.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2019	2018
Healthcare cost trend rate assumed for following year	5.8%	6.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.4%	4.4%
Year the cost trend rate reaches the ultimate trend rate	2038	2038

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
Asset allocation
Our actual overall asset allocation for our pension plans as compared to our investment policy goals as of December 31 was as follows:

	Actual		Target
	2019	2018	2019	2018
Fixed income	70%	87%	72%	95%
Alternative	29%	5%	28%	5%
Cash	1%	8%	—%	—%
Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.4	$—	$—	$0.4
Other investments	—	—	8.9	8.9
Total investments at fair value	$0.4	$—	$8.9	$9.3
Investments measured at NAV				21.7
Total				$31.0

	December 31, 2018
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$12.0	$—	$12.0
Fixed income	—	137.5	—	137.5
Other investments	—	—	9.3	9.3
Total investments at fair value	$—	$149.5	$9.3	$158.8
Investments measured at NAV				21.9
Total				$180.7

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

Activity for our Level 3 pension plan assets held during the years ended December 31, 2019 and 2018 was not material.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Cash flows
Contributions
Pension contributions from continuing operations totaled $18.0 million and $7.1 million in 2019 and 2018, respectively. We anticipate our 2020 pension contributions to be approximately $6.6 million. The 2020 expected contributions will equal or exceed our minimum funding requirements.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

In millions	Pension plans	Other post- retirement plans
2020	$6.8	$1.7
2021	6.8	1.6
2022	6.8	1.5
2023	7.2	1.4
2024	7.2	1.3
2025 - 2029	36.9	4.9

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

During 2017, the 401(k) matching contribution was 100% of eligible employee contributions for the first 1% of eligible compensation and 50% of the next 5% of eligible compensation.
During 2018 and 2017, in addition to the matching contribution, all employees who met certain service requirements received a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.
Our combined expense for the 401(k) plan and the ESOP was $14.4 million, $23.4 million and $27.9 million in 2019, 2018 and 2017, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $29.0 million and $28.2 million as of December 31, 2019 and 2018, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.

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
During the year ended December 31, 2018, we repurchased 10.2 million of our ordinary shares for $500.0 million, of which 2.2 million shares, or $150.0 million, and 8.0 million shares, or $350.0 million, were repurchased pursuant to the 2014 and 2018 Authorizations, respectively.
During the year ended December 31, 2019, we repurchased 4.0 million of our ordinary shares for $150.0 million pursuant to the 2018 Authorization.
As of December 31, 2019, we had $250.0 million available for share repurchases under the 2018 Authorization.
Dividends payable
On December 9, 2019, the Board of Directors approved a 6 percent increase in the company’s regular quarterly dividend rate (from $0.18 per share to $0.19 per share) that was paid on February 7, 2020 to shareholders of record at the close of business on January 24, 2020. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $32.0 million at December 31, 2019. Dividends paid per ordinary share were $0.72, $1.05 and $1.38 for the years ended December 31, 2019, 2018 and 2017, respectively.
13.    Share Plans
Share-based compensation expense
Total share-based compensation expense for 2019, 2018 and 2017 was as follows:

	December 31
In millions	2019	2018	2017
Restricted stock units	$11.2	$8.9	$17.5
Stock options	4.5	4.6	10.5
Performance share units	5.7	7.4	11.6
Total share-based compensation expense	$21.4	$20.9	$39.6

Of the total share-based compensation expense noted above, $3.4 million and $7.6 million for the years ended December 31, 2018 and 2017, respectively, was reported as part of (Loss) income from discontinued operations, net of tax.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Non-qualified and incentive stock options
Under the 2012 Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest one-third each year over a period of three years commencing on the grant date and expire 10 years after the grant date.
Restricted shares and restricted stock units
Under the 2012 Plan, eligible employees may be awarded restricted shares or restricted stock units of our common stock. Restricted shares and restricted stock units generally vest one-third each year over a period of three years commencing on the grant date, subject to continuous employment and certain other conditions. Restricted shares and restricted stock units are valued at market value on the date of grant and are expensed over the vesting period.
Stock appreciation rights, performance shares and performance units
Under the 2012 Plan, the Committee is permitted to issue these awards which are generally earned over a vesting period of three years and tied to specific financial metrics. PSUs are granted to certain employees that vest based on the satisfaction of a service period of three years and the achievement of certain performance metrics over that same period. Upon vesting, PSU holders receive dividends that accumulate during the vesting period. The fair value of these PSUs is determined based on the closing market price of the Company’s ordinary shares at the date of grant. Compensation expense is recognized over the period an employee is required to provide service based on the estimated vesting of the PSUs granted. The estimated vesting of the PSUs is based on the probability of achieving certain financial performance metrics during the vesting period.
Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2019:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2019	4.1	$35.77
Granted	0.4	39.05
Exercised	(0.6)	26.92
Forfeited	(0.1)	44.56
Outstanding as of December 31, 2019	3.8	$37.29	5.2	$34.1
Options exercisable as of December 31, 2019	2.9	$36.08	4.2	$30.2
Options expected to vest as of December 31, 2019	0.8	$41.35	8.3	$3.8

Fair value of options granted
The weighted average grant date fair value of options granted under Pentair plans in 2019, 2018 and 2017 was estimated to be $8.86, $10.92 and $12.59 per share, respectively. The total intrinsic value of options that were exercised during 2019, 2018 and 2017 was $9.5 million, $18.2 million and $34.3 million, respectively. At December 31, 2019, the total unrecognized compensation cost related to stock options was $4.0 million. This cost is expected to be recognized over a weighted average period of 1.7 years.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	December 31
	2019	2018	2017
Risk-free interest rate	2.89%	2.58%	1.65%
Expected dividend yield	1.78%	1.56%	2.35%
Expected share price volatility	23.3%	24.8%	26.9%
Expected term (years)	6.1	6.1	6.3

These estimates require us to make assumptions based on historical results, observance of trends in our share price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, share-based compensation expense, as calculated and recorded under the accounting guidance, could have been affected.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
Cash received from option exercises for the years ended December 31, 2019, 2018 and 2017 was $15.5 million, $19.5 million and $46.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercised totaled $2.8 million, $5.6 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2019:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2019	0.5	$41.74
Granted	0.3	41.08
Vested	(0.2)	37.61
Outstanding as of December 31, 2019	0.6	$42.16

As of December 31, 2019, there was $20.5 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017, was $9.3 million, $24.4 million and $21.7 million, respectively. The actual tax benefit realized for the year ended December 31, 2019 and 2018 was $0.1 million and $0.7 million, respectively. There were no actual tax benefits realized for the year ended December 31, 2017.
Performance share units
The following table summarizes performance share unit activity under all plans for the year ended December 31, 2019:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2019	0.1	$45.42
Granted	0.2	38.60
Outstanding as of December 31, 2019	0.3	$41.62

The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. As of December 31, 2019, there was $8.7 million of unrecognized compensation cost related to performance share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. There were $0.2 million of actual tax benefits realized for both of the years ended December 31, 2019 and 2018. There were no actual tax benefits realized for the year ended December 31, 2017.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
14.    Segment Information
We classify our operations into the following business segments:

•
Aquatic Systems - This segment manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our Aquatic Systems products include residential and commercial pool maintenance, pool repair, renovation, service and construction and aquaculture solutions.

•
Filtration Solutions - This segment manufactures and sells water and fluid treatment products and systems, including pressure tanks and vessels, control valves, activated carbon products, conventional filtration products, point-of-entry and point-of-use systems, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration and separation systems into the global residential, industrial and commercial markets. These products are used in a range of applications, including use in fluid filtration, ion exchange, desalination, food and beverage, food service and separation technologies for the oil and gas industry.

•
Flow Technologies - This segment manufactures and sells products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps while serving the global residential, commercial and industrial markets. These pumps are used in a range of applications, including residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, fluid delivery, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray.

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Financial information by reportable segment is included in the following summary:

	2019	2018	2017	2019	2018	2017
In millions	Net sales			Segment income (loss)
Aquatic Systems	$985.3	$1,026.1	$939.6	$268.9	$277.6	$254.1
Filtration Solutions	1,066.9	1,001.0	990.6	171.3	168.5	154.5
Flow Technologies	903.6	936.7	914.2	138.4	145.6	140.6
Other	1.4	1.3	1.3	(62.3)	(54.9)	(52.7)
Consolidated (1)	$2,957.2	$2,965.1	$2,845.7	$516.3	$536.8	$496.5

(1)	One customer in the Aquatic Systems segment, Pool Corporation, represented approximately 15% of our consolidated net sales in 2019, 2018 and 2017.

	2019	2018	2017	2019	2018	2017	2019	2018	2017
In millions	Identifiable assets (1)			Capital expenditures			Depreciation
Aquatic Systems	$1,340.1	$1,304.2	$1,323.0	$11.1	$10.6	$9.6	$8.3	$8.1	$10.6
Filtration Solutions	1,552.6	1,232.4	1,333.3	26.3	16.6	19.2	22.5	23.2	21.6
Flow Technologies	1,000.0	1,003.6	1,010.8	14.1	10.3	7.3	12.0	13.1	13.4
Other	246.8	266.3	4,966.6	7.0	10.7	3.0	5.5	5.3	5.2
Consolidated	$4,139.5	$3,806.5	$8,633.7	$58.5	$48.2	$39.1	$48.3	$49.7	$50.8

(1)	All cash and cash equivalents and assets held for sale are included in “Other.”

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

In millions	2019	2018	2017
Segment income	$516.3	$536.8	$496.5
Restructuring and other	(21.0)	(31.8)	(28.2)
Inventory step-up	(2.2)	—	—
Intangible amortization	(31.7)	(34.9)	(36.4)
Pension and other post-retirement mark-to-market gain (loss)	3.4	(3.6)	(8.5)
Trade name and other impairment	(21.2)	(12.0)	(15.6)
Gain (loss) on sale of businesses	2.2	(7.3)	(4.2)
Loss on early extinguishment of debt	—	(17.1)	(101.4)
Interest expense, net	(30.1)	(32.6)	(87.3)
Corporate allocations	—	(11.0)	(36.7)
Deal related costs and expenses	(4.2)	(2.0)	—
Other expense	(4.0)	(4.7)	(5.4)
Income from continuing operations before income taxes	$407.5	$379.8	$172.8

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The components of lease cost was as follows:

In millions	December 31, 2019
Operating lease cost	$32.5
Sublease income	(1.0)
Total lease cost	$31.5
Supplemental cash flow information related to leases was as follows:

In millions	December 31, 2019
Operating cash flows from operating leases	$26.8
Right-of-use assets obtained in exchange for lease obligations	$91.1
Other information related to leases was as follows:

December 31, 2019
Weighted-average remaining lease term of operating leases	5.2
Weighted-average discount rate of operating leases	6.3%

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2019 were as follows:

In millions	Operating Leases
2020	$23.3
2021	18.8
2022	16.3
2023	13.9
2024	11.0
Thereafter	11.0
Total lease payments	94.3
Less: imputed interest	(14.2)
Total	$80.1

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
The changes in the carrying amount of service and product warranties for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years ended December 31
In millions	2019	2018	2017
Beginning balance	$33.9	$38.1	$36.3
Service and product warranty provision	53.8	50.8	60.8
Payments	(55.5)	(54.6)	(59.6)
Foreign currency translation	(0.1)	(0.4)	0.6
Ending balance	$32.1	$33.9	$38.1

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
As of December 31, 2019 and 2018, the outstanding value of bonds, letters of credit and bank guarantees totaled $91.3 million and $123.6 million, respectively.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

16.    Selected Quarterly Data (Unaudited)
The following tables present 2019 and 2018 quarterly financial information:

	2019
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$688.9	$799.5	$713.6	$755.2	$2,957.2
Gross profit	235.6	286.7	255.0	274.2	1,051.5
Operating income	67.6	133.8	108.8	122.3	432.5
Net income from continuing operations	52.4	115.1	91.3	102.9	361.7
(Loss) income from discontinued operations, net of tax	(1.1)	(0.8)	1.0	(5.1)	(6.0)
Net income	51.3	114.3	92.3	97.8	355.7
Earnings (loss) per ordinary share (1)
Basic
Continuing operations	$0.31	$0.68	$0.54	$0.61	$2.14
Discontinued operations	(0.01)	(0.01)	0.01	(0.03)	(0.04)
Basic earnings per ordinary share	$0.30	$0.67	$0.55	$0.58	$2.10
Diluted
Continuing operations	$0.30	$0.68	$0.54	$0.61	$2.12
Discontinued operations	—	(0.01)	0.01	(0.03)	(0.03)
Diluted earnings per ordinary share	$0.30	$0.67	$0.55	$0.58	$2.09

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period.

	2018
In millions, except per-share data	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Full Year
Net sales	$732.6	$780.6		$711.4	$740.5	$2,965.1
Gross profit	253.3	282.6		243.8	268.0	1,047.7
Operating income	92.7	122.6		108.4	113.0	436.7
Net income from continuing operations	58.4	77.9	(1)	91.2	94.2	321.7
Income (loss) from discontinued operations, net of tax	44.5	(36.4)		18.9	(1.3)	25.7
Net income	102.9	41.5		110.1	92.9	347.4
Earnings (loss) per ordinary share (2)
Basic
Continuing operations	$0.33	$0.44		$0.52	$0.55	$1.83
Discontinued operations	0.24	(0.21)		0.11	(0.01)	0.15
Basic earnings per ordinary share	$0.57	$0.23		$0.63	$0.54	$1.98
Diluted
Continuing operations	$0.32	$0.44		$0.52	$0.54	$1.81
Discontinued operations	0.25	(0.21)		0.11	(0.01)	0.15
Diluted earnings per ordinary share	$0.57	$0.23		$0.63	$0.53	$1.96

(1)	Includes decrease of $17.1 million related to loss on early extinguishment of debt.

(2)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period.

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
The following supplemental financial information sets forth the Company’s Condensed Consolidating Statement of Operations and Comprehensive Income and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and Condensed Consolidating Balance Sheet as of December 31, 2019 and 2018. Condensed Consolidating financial information for Pentair plc, Pentair Investments Switzerland GmbH and Pentair Finance S.à r.l. on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,957.2	$—	$2,957.2
Cost of goods sold	—	—	—	1,905.7	—	1,905.7
Gross profit	—	—	—	1,051.5	—	1,051.5
Selling, general and administrative	12.5	0.1	1.3	526.2	—	540.1
Research and development	—	—	—	78.9	—	78.9
Operating (loss) income	(12.5)	(0.1)	(1.3)	446.4	—	432.5
(Earnings) loss from continuing operations of investment in subsidiaries	(374.2)	(376.3)	(382.2)	—	1,132.7	—
Other (income) expense:
Gain on sale of businesses	—	—	—	(2.2)	—	(2.2)
Net interest expense	—	2.0	4.6	23.5	—	30.1
Other income	—	—	—	(2.9)	—	(2.9)
Income (loss) from continuing operations before income taxes	361.7	374.2	376.3	428.0	(1,132.7)	407.5
Provision for income taxes	—	—	—	45.8	—	45.8
Net income (loss) from continuing operations	361.7	374.2	376.3	382.2	(1,132.7)	361.7
Loss from discontinued operations, net of tax	—	—	—	(6.0)	—	(6.0)
(Loss) earnings from discontinued operations of investment in subsidiaries	(6.0)	(6.0)	(6.0)	—	18.0	—
Net income (loss)	$355.7	$368.2	$370.3	$376.2	$(1,114.7)	$355.7
Comprehensive income (loss), net of tax
Net income (loss)	$355.7	$368.2	$370.3	$376.2	$(1,114.7)	$355.7
Changes in cumulative translation adjustment	(15.3)	(15.3)	(15.3)	(15.3)	45.9	(15.3)
Changes in market value of derivative financial instruments, net of tax	17.4	17.4	17.4	17.4	(52.2)	17.4
Comprehensive income (loss)	$357.8	$370.3	$372.4	$378.3	$(1,121.0)	$357.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.1	$82.4	$—	$82.5
Accounts and notes receivable, net	0.2	—	2.4	501.1	(0.8)	502.9
Inventories	—	—	—	377.4	—	377.4
Other current assets	1.2	—	0.2	97.7	—	99.1
Total current assets	1.4	—	2.7	1,058.6	(0.8)	1,061.9
Property, plant and equipment, net	—	—	—	283.2	—	283.2
Other assets
Investments in subsidiaries	1,904.5	1,904.0	2,789.6	—	(6,598.1)	—
Goodwill	—	—	—	2,258.3	—	2,258.3
Intangibles, net	—	—	—	339.2	—	339.2
Other non-current assets	110.6	0.9	1,278.7	184.1	(1,377.4)	196.9
Total other assets	2,015.1	1,904.9	4,068.3	2,781.6	(7,975.5)	2,794.4
Total assets	$2,016.5	$1,904.9	$4,071.0	$4,123.4	$(7,976.3)	$4,139.5
Liabilities and Equity
Current liabilities
Accounts payable	$2.4	$0.1	$0.1	$323.3	$(0.8)	$325.1
Employee compensation and benefits	0.1	—	—	70.9	—	71.0
Other current liabilities	39.7	0.3	13.1	299.8	—	352.9
Total current liabilities	42.2	0.4	13.2	694.0	(0.8)	749.0
Other liabilities
Long-term debt	—	—	2,154.0	252.5	(1,377.4)	1,029.1
Pension and other post-retirement compensation and benefits	—	—	—	96.4	—	96.4
Deferred tax liabilities	—	—	—	104.4	—	104.4
Other non-current liabilities	20.4	—	—	186.3	—	206.7
Total liabilities	62.6	0.4	2,167.2	1,333.6	(1,378.2)	2,185.6
Equity	1,953.9	1,904.5	1,903.8	2,789.8	(6,598.1)	1,953.9
Total liabilities and equity	$2,016.5	$1,904.9	$4,071.0	$4,123.4	$(7,976.3)	$4,139.5

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2019

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$361.6	$367.1	$381.0	$340.0	$(1,096.7)	$353.0
Investing activities
Capital expenditures	—	—	—	(58.5)	—	(58.5)
Proceeds from sale of property and equipment	—	—	—	0.6	—	0.6
Proceeds from sale of businesses	—	—	—	15.3	—	15.3
Acquisitions, net of cash acquired	—	—	—	(287.8)	—	(287.8)
Net intercompany loan activity	(127.8)	(131.7)	(309.9)	203.6	365.8	—
Other	—	—	—	(1.5)	—	(1.5)
Net cash (used for) provided by investing activities	(127.8)	(131.7)	(309.9)	(128.3)	365.8	(331.9)
Financing activities
Net receipts of commercial paper and revolving long-term debt	—	—	41.9	9.6	—	51.5
Proceeds from long-term debt	—	—	600.0	—	—	600.0
Repayment of long-term debt	—	—	(401.5)	—	—	(401.5)
Net change in advances to subsidiaries	26.3	(235.4)	(301.0)	(220.8)	730.9	—
Shares issued to employees, net of shares withheld	12.5	—	—	—	—	12.5
Repurchases of ordinary shares	(150.0)	—	—	—	—	(150.0)
Dividends paid	(122.7)	—	—	—	—	(122.7)
Other	—	—	(6.9)	—	—	(6.9)
Net cash (used for) provided by financing activities	(233.9)	(235.4)	(67.5)	(211.2)	730.9	(17.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.6)	7.8	—	4.2
Change in cash and cash equivalents	(0.1)	—	—	8.3	—	8.2
Cash and cash equivalents, beginning of year	0.1	—	0.1	74.1	—	74.3
Cash and cash equivalents, end of year	$—	$—	$0.1	$82.4	$—	$82.5

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,965.1	$—	$2,965.1
Cost of goods sold	—	—	—	1,917.4	—	1,917.4
Gross profit	—	—	—	1,047.7	—	1,047.7
Selling, general and administrative	11.8	0.9	1.2	520.4	—	534.3
Research and development	—	—	—	76.7	—	76.7
Operating (loss) income	(11.8)	(0.9)	(1.2)	450.6	—	436.7
(Earnings) loss from continuing operations of investment in subsidiaries	(333.5)	(333.4)	(376.5)	—	1,043.4	—
Other (income) expense:
Loss on sale of businesses	—	—	—	7.3	—	7.3
Loss on early extinguishment of debt	—	—	17.1	—	—	17.1
Net interest (income) expense	—	(1.0)	24.8	8.8	—	32.6
Other income	—	—	—	(0.1)	—	(0.1)
Income (loss) from continuing operations before income taxes	321.7	333.5	333.4	434.6	(1,043.4)	379.8
Provision for income taxes	—	—	—	58.1	—	58.1
Net income (loss) from continuing operations	321.7	333.5	333.4	376.5	(1,043.4)	321.7
Income from discontinued operations, net of tax	—	—	—	25.7	—	25.7
Earnings (loss) from discontinued operations of investment in subsidiaries	25.7	25.7	25.7	—	(77.1)	—
Net income (loss)	$347.4	$359.2	$359.1	$402.2	$(1,120.5)	$347.4
Comprehensive income (loss), net of tax
Net income (loss)	$347.4	$359.2	$359.1	$402.2	$(1,120.5)	$347.4
Changes in cumulative translation adjustment	10.0	10.0	10.0	10.0	(30.0)	10.0
Changes in market value of derivative financial instruments, net of tax	4.8	4.8	4.8	4.8	(14.4)	4.8
Comprehensive income (loss)	$362.2	$374.0	$373.9	$417.0	$(1,164.9)	$362.2

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$266.3	$362.1	$370.6	$637.7	$(1,197.6)	$439.1
Investing activities
Capital expenditures	—	—	—	(48.2)	—	(48.2)
Proceeds from sale of property and equipment	—	—	—	0.2	—	0.2
Payments due to sale of businesses	—	—	—	(12.8)	—	(12.8)
Acquisitions, net of cash acquired	—	—	—	(0.9)	—	(0.9)
Net intercompany loan activity	—	94.1	181.0	1,655.7	(1,930.8)	—
Net cash provided by (used for) investing activities of continuing operations	—	94.1	181.0	1,594.0	(1,930.8)	(61.7)
Net cash used for investing activities from discontinued operations	—	—	—	(7.1)	—	(7.1)
Net cash provided by (used for) investing activities	—	94.1	181.0	1,586.9	(1,930.8)	(68.8)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	41.9	(2.2)	—	39.7
Repayment of long-term debt	—	—	(675.1)	—	—	(675.1)
Premium paid on early extinguishment of debt	—	—	(16.0)	—	—	(16.0)
Distribution of cash from nVent, net of cash transferred	—	—	993.6	(74.2)	—	919.4
Net change in advances to subsidiaries	407.7	(456.2)	(874.6)	(2,205.3)	3,128.4	—
Shares issued to employees, net of shares withheld	13.3	—	—	—	—	13.3
Repurchases of ordinary shares	(500.0)	—	—	—	—	(500.0)
Dividends paid	(187.2)	—	—	—	—	(187.2)
Other	—	—	(2.0)	—	—	(2.0)
Net cash provided by (used for) financing activities	(266.2)	(456.2)	(532.2)	(2,281.7)	3,128.4	(407.9)
Change in cash held for sale	—	—	—	27.0	—	27.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(19.3)	17.9	—	(1.4)
Change in cash and cash equivalents	0.1	—	0.1	(12.2)	—	(12.0)
Cash and cash equivalents, beginning of year	—	—	—	86.3	—	86.3
Cash and cash equivalents, end of year	$0.1	$—	$0.1	$74.1	$—	$74.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,845.7	$—	$2,845.7
Cost of goods sold	—	—	—	1,858.2	—	1,858.2
Gross profit	—	—	—	987.5	—	987.5
Selling, general and administrative	9.0	0.6	—	526.4	—	536.0
Research and development	—	—	—	73.2	—	73.2
Operating (loss) income	(9.0)	(0.6)	—	387.9	—	378.3
(Earnings) loss from continuing operations of investment in subsidiaries	(122.2)	(122.2)	(283.4)	—	527.8	—
Other (income) expense:
Loss on sale of businesses	—	—	—	4.2	—	4.2
Loss on early extinguishment of debt	—	—	91.0	10.4	—	101.4
Net interest (income) expense	—	(0.6)	70.7	17.2	—	87.3
Other expense	—	—	—	12.6	—	12.6
Income (loss) from continuing operations before income taxes	113.2	122.2	121.7	343.5	(527.8)	172.8
(Benefit) provision for income taxes	(0.9)	—	—	59.6	—	58.7
Net income (loss) from continuing operations	114.1	122.2	121.7	283.9	(527.8)	114.1
Income from discontinued operations, net of tax	—	—	—	371.3	—	371.3
Gain from sale of discontinued operations, net of tax	—	—	—	181.1	—	181.1
Earnings (loss) from discontinued operations of investment in subsidiaries	552.4	552.4	552.4	—	(1,657.2)	—
Net income (loss)	$666.5	$674.6	$674.1	$836.3	$(2,185.0)	$666.5
Comprehensive income (loss), net of tax
Net income (loss)	$666.5	$674.6	$674.1	$836.3	$(2,185.0)	$666.5
Changes in cumulative translation adjustment	497.5	497.5	497.5	497.5	(1,492.5)	497.5
Changes in market value of derivative financial instruments, net of tax	(4.6)	(4.6)	(4.6)	(4.6)	13.8	(4.6)
Comprehensive income (loss)	$1,159.4	$1,167.5	$1,167.0	$1,329.2	$(3,663.7)	$1,159.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$678.3	$676.1	$656.2	$794.6	$(2,185.0)	$620.2
Investing activities
Capital expenditures	—	—	—	(39.1)	—	(39.1)
Proceeds from sale of property and equipment	—	—	—	3.7	—	3.7
Proceeds from sale of businesses and other	—	—	2,765.6	(6.2)	—	2,759.4
Acquisitions, net of cash acquired	—	—	—	(45.9)	—	(45.9)
Net intercompany loan activity	—	(58.9)	103.7	172.5	(217.3)	—
Net cash provided by (used for) investing activities of continuing operations	—	(58.9)	2,869.3	85.0	(217.3)	2,678.1
Net cash used for investing activities of discontinued operations	—	—	—	(47.7)	—	(47.7)
Net cash (used for) provided by investing activities	—	(58.9)	2,869.3	37.3	(217.3)	2,630.4
Financing activities
Net (repayments) receipts of commercial paper and revolving long-term debt	—	—	(914.7)	1.6	—	(913.1)
Repayment of long-term debt	—	—	(1,917.8)	(91.5)	—	(2,009.3)
Premium paid on early extinguishment of debt	—	—	(86.0)	(8.9)	—	(94.9)
Net change in advances to subsidiaries	(263.8)	(617.2)	(680.8)	(840.5)	2,402.3	—
Shares issued to employees, net of shares withheld	37.2	—	—	—	—	37.2
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(251.7)	—	—	—	—	(251.7)
Other	—	—	—	(0.8)	—	(0.8)
Net cash (used for) provided by financing activities	(678.3)	(617.2)	(3,599.3)	(940.1)	2,402.3	(3,432.6)
Change in cash held for sale	—	—	—	(5.4)	—	(5.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	73.8	(17.0)	—	56.8
Change in cash and cash equivalents	—	—	—	(130.6)	—	(130.6)
Cash and cash equivalents, beginning of year	—	—	—	216.9	—	216.9
Cash and cash equivalents, end of year	$—	$—	$—	$86.3	$—	$86.3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2020 annual general meeting of shareholders under the captions “Corporate Governance Matters” and “Proposal 1 Re-elect Director Nominees” and is incorporated herein by reference.
Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers.”
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
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2020 annual general meeting of shareholders under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Corporate Governance Matters - Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2020 annual general meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.
The following table summarizes, as of December 31, 2019, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan	4,555,732	(1)	$39.78	(2)	3,081,917	(3)
2008 Omnibus Stock Incentive Plan	664,329	(4)	23.69	(2)	—	(5)
Total	5,220,061		$37.29	(2)	3,081,917

(1)	Consists of 3,626,370 shares subject to stock options, 563,051 shares subject to restricted stock units, and 366,311 shares subject to performance share awards.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.

(3)	Represents securities remaining available for issuance under the 2012 Stock and Incentive Plan.

(4)	Consists of 664,329 shares subject to stock options.

(5)
The 2008 Omnibus Stock Incentive Plan was terminated in 2012. Stock options previously granted under the 2008 Omnibus Stock Incentive Plan remain outstanding, but no further options or shares may be granted under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2020 annual general meeting of shareholders under the captions “Proposal 1 Re-elect Director Nominees - Director Independence” and “Corporate Governance Matters - The Board’s Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2020 annual general meeting of shareholders under the caption “Proposal 3 Ratify, by Nonbinding, Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of Pentair plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor’s Remuneration” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule
None.
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

4.14
Amendment No. 1, dated as of December 2, 2019, to Credit Agreement, dated as of April 15, 2018, among Pentair plc, Pentair Investments Switzerland GmbH, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on December 6, 2019) (File No. 001-11625)).

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

4.19
Fifth Supplemental Indenture, dated as of May 26, 2017, among Pentair Finance S.A., Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

4.20
Sixth Supplemental Indenture, dated as of June 21, 2019, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 21, 2019 (File No. 001-11625)).

4.21	Description of Securities.

10.1
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

10.2
Pentair plc 2012 Stock and Incentive Plan, as amended and restated effective as of January 1, 2017. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.3
Form of Executive Officer Stock Option Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.4
Form of Executive Officer Restricted Stock Unit Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.5
Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.6
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.7
Form of Performance Share Units Grant Agreement for grants made during 2016 (Incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10-K of Pentair plc filed with the Commission on February 26, 2016 (File No. 001-11625)).*

10.8
Pentair plc 2008 Omnibus Stock Incentive Plan, as amended and restated effective as of January 1, 2017 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.9
Pentair plc Omnibus Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.10
Pentair plc Outside Directors Nonqualified Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.11
Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.12
Form of Key Executive Employment and Severance Agreement for John L. Stauch and Mark C. Borin (Incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.13
Form of Key Executive Employment and Severance Agreement for Karl R. Frykman and John H. Jacko (Incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.14
Form of Key Executive Employment and Severance Agreement for Karla C. Robertson, Kelly A. Baker, Philip M. Rolchigo and James P. Wamsley (Incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.15
Pentair plc Compensation Plan for Non-Employee Directors, as amended and restated (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.16
Pentair plc Employee Stock Purchase and Bonus Plan, as amended and restated (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2019 (File No. 001-11625)).*

10.17
Pentair, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2019 (File No. 001-11625)).*

10.18
Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.19
Pentair, Inc. 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.20
Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.21
Pentair, Inc. Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.22
Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.23
Form of Deed of Indemnification for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.24
Form of Indemnification Agreement for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.25
Form of Executive Officer Key Talent Award Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.26
Form of Executive Officer Stock Option Grant Agreement for grants made on or after January 1, 2017 and prior to February 26, 2018 (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.27
Form of Executive Officer Restricted Stock Unit Grant Agreement for grants made on or after January 2, 2017 and prior to February 26, 2018 (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.28
Form of Executive Officer Performance Unit Grant Agreement for grants made on or after January 1, 2017 and prior to February 26, 2018 (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.29
Form of Executive Officer Restricted Stock Unit Award Agreement for grants made on or after February 26, 2018 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.30
Form of Executive Officer Stock Option Award Agreement for grants made on or after February 26, 2018 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.31
Form of Executive Officer Performance Stock Unit Award Agreement for grants made on or after February 26, 2018 and prior to January 1, 2019 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.32
Form of Executive Officer Performance Stock Unit Award Agreement for grants made on or after January 1, 2019 (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2019 (File No. 001-11625)).*

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

101
The following materials from Pentair plc’s Annual Report on Form 10-K for the year ended December 31, 2019 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (ii) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017 and (v) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2020.

PENTAIR PLC

By	/s/ Mark C. Borin
Mark C. Borin
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2020.

Signature	Title
/s/ John L. Stauch	President and Chief Executive Officer, Director
John L. Stauch

/s/ Mark C. Borin	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Mark C. Borin

*	Director
Mona Abutaleb Stephenson

*	Director
Glynis A. Bryan

*	Director
Jacques Esculier

*	Director
T. Michael Glenn

*	Director
Theodore L. Harris

*	Director
David A. Jones

*	Director
Michael T. Speetzen

*	Director
Billie I. Williamson

*By	/s/ Karla C. Robertson
Karla C. Robertson
Attorney-in-fact