Form 10-Q
period 2020-03-31
PENTAIR plc
filed 2020-04-30
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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

On March 31, 2020, 165,725,188 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2020	March 31, 2019
Net sales	$710.0	$688.9
Cost of goods sold	458.4	453.3
Gross profit	251.6	235.6
Selling, general and administrative expenses	131.9	147.3
Research and development expenses	19.0	20.7
Operating income	100.7	67.6
Other (income) expense:
Gain on sale of businesses	—	(3.5)
Net interest expense	6.9	7.3
Other expense	1.2	0.6
Income from continuing operations before income taxes	92.6	63.2
Provision for income taxes	19.9	10.8
Net income from continuing operations	72.7	52.4
Loss from discontinued operations, net of tax	—	(1.1)
Net income	$72.7	$51.3
Comprehensive income, net of tax
Net income	$72.7	$51.3
Changes in cumulative translation adjustment	(37.8)	(1.6)
Changes in market value of derivative financial instruments, net of tax	39.1	4.3
Comprehensive income	$74.0	$54.0
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.43	$0.31
Discontinued operations	—	(0.01)
Basic earnings per ordinary share	$0.43	$0.30
Diluted
Continuing operations	$0.43	$0.30
Discontinued operations	—	—
Diluted earnings per ordinary share	$0.43	$0.30
Weighted average ordinary shares outstanding
Basic	167.8	171.6
Diluted	168.7	172.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$169.3	$82.5
Accounts and notes receivable, net of allowances of $8.6 and $10.3, respectively	665.0	502.9
Inventories	392.4	377.4
Other current assets	112.9	99.1
Total current assets	1,339.6	1,061.9
Property, plant and equipment, net	280.7	283.2
Other assets
Goodwill	2,256.8	2,258.3
Intangibles, net	326.5	339.2
Other non-current assets	223.1	196.9
Total other assets	2,806.4	2,794.4
Total assets	$4,426.7	$4,139.5
Liabilities and Equity
Current liabilities
Accounts payable	$268.2	$325.1
Employee compensation and benefits	68.0	71.0
Other current liabilities	346.6	352.9
Total current liabilities	682.8	749.0
Other liabilities
Long-term debt	1,450.5	1,029.1
Pension and other post-retirement compensation and benefits	95.7	96.4
Deferred tax liabilities	114.5	104.4
Other non-current liabilities	190.7	206.7
Total liabilities	2,534.2	2,185.6
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.7 and 168.3 issued at March 31, 2020 and December 31, 2019, respectively	1.7	1.7
Additional paid-in capital	1,673.9	1,777.7
Retained earnings	442.1	401.0
Accumulated other comprehensive loss	(225.2)	(226.5)
Total equity	1,892.5	1,953.9
Total liabilities and equity	$4,426.7	$4,139.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2020	March 31, 2019
Operating activities
Net income	$72.7	$51.3
Loss from discontinued operations, net of tax	—	1.1
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity loss (income) of unconsolidated subsidiaries	0.5	(0.6)
Depreciation	11.6	12.0
Amortization	7.6	8.2
Deferred income taxes	14.0	(1.7)
Gain on sale of businesses	—	(3.5)
Share-based compensation	6.2	5.4
Asset impairment	—	15.3
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(167.1)	(154.0)
Inventories	(20.1)	(22.2)
Other current assets	(13.4)	(22.5)
Accounts payable	(49.9)	(118.2)
Employee compensation and benefits	(0.8)	(18.9)
Other current liabilities	(22.3)	(8.3)
Other non-current assets and liabilities	(1.4)	(0.5)
Net cash used for operating activities of continuing operations	(162.4)	(257.1)
Net cash provided by operating activities of discontinued operations	—	0.8
Net cash used for operating activities	(162.4)	(256.3)
Investing activities
Capital expenditures	(18.7)	(16.8)
Proceeds from sale of property and equipment	0.1	0.3
Proceeds from the sale of businesses, net	—	0.7
Acquisitions, net of cash acquired	(7.2)	(287.2)
Other	—	(1.5)
Net cash used for investing activities	(25.8)	(304.5)
Financing activities
Net receipts of commercial paper and revolving long-term debt	420.9	584.1
Shares issued to employees, net of shares withheld	5.2	5.9
Repurchases of ordinary shares	(115.2)	—
Dividends paid	(32.1)	(31.0)
Net cash provided by financing activities	278.8	559.0
Effect of exchange rate changes on cash and cash equivalents	(3.8)	6.4
Change in cash and cash equivalents	86.8	4.6
Cash and cash equivalents, beginning of period	82.5	74.3
Cash and cash equivalents, end of period	$169.3	$78.9
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	168.3	$1.7	$1,777.7	$401.0	$(226.5)	$1,953.9
Net income	—	—	—	72.7	—	72.7
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Dividends declared, $0.19 per share	—	—	—	(31.6)	—	(31.6)
Share repurchases	(3.0)	—	(115.2)	—	—	(115.2)
Exercise of options, net of shares tendered for payment	0.3	—	8.8	—	—	8.8
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.2	—	—	6.2
Balance - March 31, 2020	165.7	$1.7	$1,673.9	$442.1	$(225.2)	$1,892.5

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	171.4	$1.7	$1,893.8	$169.2	$(228.6)	$1,836.1
Net income	—	—	—	51.3	—	51.3
Other comprehensive income, net of tax	—	—	—	—	2.7	2.7
Dividends declared, $0.18 per share	—	—	—	(31.0)	—	(31.0)
Exercise of options, net of shares tendered for payment	0.3	—	9.1	—	—	9.1
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(3.2)	—	—	(3.2)
Share-based compensation	—	—	5.4	—	—	5.4
Balance - March 31, 2019	171.9	$1.7	$1,905.1	$189.5	$(225.9)	$1,870.4
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
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. We may experience reduced customer demand or constrained supply that could materially adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.
Adoption of new accounting standards
On January 1, 2020, we adopted Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses” and the related amendments (the “new standard”). The new standard changes the methodology used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The approach utilizes an expected credit loss model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of an asset, which may result in earlier recognition of credit losses than under the previous accounting standards.

Under the new standard, we record an allowance for credit losses, reducing our trade receivables balance to an amount we estimate is collectible from our customers. The estimates used in determining the allowance for credit losses are based on historical collection experience, including write-offs and recoveries, periodic credit evaluations of our customers’ financial situation, and current circumstances as well as reasonable and supportable forecasts of future economic conditions. The adoption of this new standard did not have a material impact on our consolidated financial statements.

The following table summarizes the activity in the allowance for credit losses:

In millions	March 31, 2020
Beginning balance	$10.3
Bad debt expense	(1.1)
Write-offs, net of recoveries	(0.3)
Other (1)	(0.3)
Ending balance	$8.6
(1) Other amounts are primarily the effects of changes in currency translations and the impact of allowance for credits.

On March 2, 2020, we early adopted the SEC’s rule titled “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities,” which simplifies the disclosure requirements related to our guaranteed registered securities under Rule 3-10 of Regulation S-X.

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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019
U.S.	$464.0	$426.0
Western Europe	103.8	104.3
Developing (1)	94.5	108.9
Other Developed (2)	47.7	49.7
Consolidated net sales	$710.0	$688.9
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Residential	$415.8	$383.6
Commercial	141.4	150.7
Industrial	152.8	154.6
Consolidated net sales	$710.0	$688.9

Performance obligations
On March 31, 2020, we had $50.4 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	March 31, 2020	December 31, 2019	$ Change	% Change
Contract assets	$45.5	$41.0	$4.5	11.0%
Contract liabilities	30.4	32.6	(2.2)	(6.7)%
Net contract assets	$15.1	$8.4	$6.7	79.8%

The $6.7 million increase in net contract assets from December 31, 2019 to March 31, 2020 was primarily the result of timing of milestone payments and impact of foreign currency fluctuations. Approximately 45% of our contract liabilities at December 31, 2019 were recognized in revenue in the first quarter of 2020. There were no impairment losses recognized on our contract assets for the three months ended March 31, 2020.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

3.Acquisitions
In February 2019, as part of Consumer Solutions, we completed the acquisitions of Aquion, Inc. (“Aquion”) and Pelican Water Systems (“Pelican”) for $163.4 million and $121.1 million, respectively, in cash, net of cash acquired and final working capital true-ups.

For Aquion, the excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $101.9 million, $4.6 million of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired as part of the Aquion acquisition include $15.7 million of indefinite-lived trade name intangible assets and $78.8 million of definite-lived customer relationships with an estimated useful life of 15 years.

For Pelican, the excess purchase price over tangible net assets acquired has been allocated to goodwill in the amount of $118.0 million, $7.6 million of which is expected to be deductible for income tax purposes.

The proforma impact of these acquisitions is not material.

4.	Share Plans
Total share-based compensation expense for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Restricted stock units	$3.2	$2.8
Stock options	1.0	1.4
Performance share units	2.0	1.2
Total share-based compensation expense	$6.2	$5.4

In the first quarter of 2020, we issued our annual share-based compensation grants under the Pentair plc 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.8 million, of which 0.3 million were restricted stock units (“RSUs”), 0.4 million were stock options and 0.1 million were performance share units (“PSUs”). The weighted-average grant date fair value of the RSUs, stock options and PSUs issued was $42.77, $9.58, and $45.40, respectively.

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2020 Annual Grant
Risk-free interest rate	1.61%
Expected dividend yield	1.80%
Expected share price volatility	24.1%
Expected term (years)	6.8

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

5.	Restructuring
During the three months ended March 31, 2020 and the year ended December 31, 2019, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business, including the reduction in headcount of approximately 75 employees and 375 employees, respectively.
Restructuring-related costs within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Severance and related costs	$2.7	$1.1
Total restructuring costs	$2.7	$1.1

Restructuring costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Consumer Solutions	$0.6	$1.1
Industrial & Flow Technologies	0.9	(0.1)
Other	1.2	0.1
Consolidated	$2.7	$1.1

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2020:

In millions	March 31, 2020
Beginning balance	$16.2
Costs incurred	2.7
Cash payments and other	(4.7)
Ending balance	$14.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2020	March 31, 2019
Net income	$72.7	$51.3
Net income from continuing operations	$72.7	$52.4
Weighted average ordinary shares outstanding
Basic	167.8	171.6
Dilutive impact of stock options, restricted stock units and performance share units	0.9	0.9
Diluted	168.7	172.5
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.43	$0.31
Discontinued operations	—	(0.01)
Basic earnings per ordinary share	$0.43	$0.30
Diluted
Continuing operations	$0.43	$0.30
Discontinued operations	—	—
Diluted earnings per ordinary share	$0.43	$0.30
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	2.0	1.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.    Supplemental Balance Sheet Information

In millions	March 31, 2020	December 31, 2019
Inventories
Raw materials and supplies	$201.0	$196.2
Work-in-process	66.3	65.2
Finished goods	125.1	116.0
Total inventories	$392.4	$377.4
Other current assets
Cost in excess of billings	$45.5	$41.0
Prepaid expenses	55.8	48.3
Prepaid income taxes	7.8	5.2
Other current assets	3.8	4.6
Total other current assets	$112.9	$99.1
Property, plant and equipment, net
Land and land improvements	$32.7	$33.7
Buildings and leasehold improvements	184.3	188.1
Machinery and equipment	537.9	537.2
Capitalized software	73.1	73.5
Construction in progress	53.4	48.1
Total property, plant and equipment	881.4	880.6
Accumulated depreciation and amortization	600.7	597.4
Total property, plant and equipment, net	$280.7	$283.2
Other non-current assets
Right-of-use lease assets	$81.1	$77.2
Deferred income taxes	28.5	29.6
Deferred compensation plan assets	15.7	21.3
Foreign currency contract assets	32.8	0.1
Other non-current assets	65.0	68.7
Total other non-current assets	$223.1	$196.9
Other current liabilities
Dividends payable	$31.5	$32.0
Accrued warranty	36.5	32.1
Accrued rebates and incentives	76.5	83.5
Billings in excess of cost	19.5	22.5
Current lease liability	18.8	19.0
Income taxes payable	4.3	11.1
Accrued restructuring	14.2	16.2
Other current liabilities	145.3	136.5
Total other current liabilities	$346.6	$352.9
Other non-current liabilities
Long-term lease liability	$64.2	$61.1
Income taxes payable	45.5	45.4
Self-insurance liabilities	39.7	41.6
Deferred compensation plan liabilities	15.7	21.3
Foreign currency contract liabilities	—	11.6
Other non-current liabilities	25.6	25.7
Total other non-current liabilities	$190.7	$206.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2019	Purchase Accounting Adjustments	Acquisitions	Foreign currency translation/other	March 31, 2020
Consumer Solutions	$1,501.4	$14.4	$6.3	$(2.9)	$1,519.2
Industrial & Flow Technologies	756.9	—	—	(19.3)	737.6
Total goodwill	$2,258.3	$14.4	$6.3	$(22.2)	$2,256.8

Identifiable intangible assets consisted of the following:

	March 31, 2020			December 31, 2019
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$410.3	$(271.4)	$138.9	$418.1	$(269.1)	$149.0
Proprietary technology and patents	41.7	(25.7)	16.0	42.3	(25.5)	16.8
Total definite-life intangibles	452.0	(297.1)	154.9	460.4	(294.6)	165.8
Indefinite-life intangibles
Trade names	171.6	—	171.6	173.4	—	173.4
Total intangibles	$623.6	$(297.1)	$326.5	$633.8	$(294.6)	$339.2

Identifiable intangible asset amortization expense was $7.6 million and $8.2 million for the three months ended March 31, 2020 and 2019, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2020 and the next five years is as follows:

	Q2-Q4
In millions	2020	2021	2022	2023	2024	2025
Estimated amortization expense	$19.6	$22.0	$15.4	$12.8	$12.3	$12.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2020	Maturity Year	March 31, 2020	December 31, 2019
Commercial paper	2.097%	2023	$—	$117.8
Revolving credit facilities	2.069%	2023	574.5	35.8
Term loans (1)	2.696%	2023	200.0	200.0
Senior notes - fixed rate (1)	3.625%	2020	74.0	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(9.4)	(9.9)
Total debt			$1,450.5	$1,029.1
(1) Senior notes (“the Notes”) and the term loans are guaranteed as to payment by Pentair plc and PISG

In April 2018, Pentair, Pentair Investments Switzerland GmbH (“PISG”), Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. entered into a credit agreement, providing for an $800.0 million senior unsecured revolving credit facility with a term of five years (the “Senior Credit Facility”), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating. In May 2019, PFSA executed an increase of the Senior Credit Facility by $100.0 million for a total commitment up to $900.0 million in the aggregate.
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of March 31, 2020 and $117.8 million as of December 31, 2019, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
In March 2020, the commercial paper market began to experience high levels of volatility due to COVID-19 related uncertainty. The volatility impacted both market access to and pricing of commercial paper. As a result, we borrowed under the Senior Credit Facility and used the proceeds to pay off the remaining commercial paper and fund general operational needs. As of March 31, 2020, total availability under the Senior Credit Facility was $325.5 million.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at March 31, 2020. Borrowings under these credit facilities bear interest at variable rates.

We have $74.0 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of March 31, 2020 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2020 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2020	2021	2022	2023	2024	2025	Thereafter	Total
Contractual debt obligation maturities	$74.0	$103.8	$88.3	$774.5	$—	$19.3	$400.0	$1,459.9

10.	Derivatives and Financial Instruments
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

At March 31, 2020 and December 31, 2019, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $5.8 million and $17.0 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At March 31, 2020 and December 31, 2019, we had outstanding cross currency swap agreements with a combined notional amount of $761.7 million and $770.0 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency gains of $37.0 million and deferred currency losses of $1.8 million at March 31, 2020 and December 31, 2019, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2020		December 31, 2019
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$774.5	$774.5	$353.6	$353.6
Fixed rate debt	685.4	714.0	685.4	732.2
Total debt	$1,459.9	$1,488.5	$1,039.0	$1,085.8

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$32.8	$—	$—	$32.8
Deferred compensation plan assets	8.7	—	—	7.0	15.7
Total recurring fair value measurements	$8.7	$32.8	$—	$7.0	$48.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.1	$—	$—	$0.1
Foreign currency contract liabilities	—	(11.6)	—	—	(11.6)
Deferred compensation plan assets	12.5	—	—	8.8	21.3
Total recurring fair value measurements	$12.5	$(11.5)	$—	$8.8	$9.8
Nonrecurring fair value measurements (1)

(1)
During the year ended December 31, 2019, we recorded impairment charges for cost method investments in the amount of $21.2 million, of which $15.3 million was recorded in the first quarter of 2019. A valuation method using unobservable inputs was utilized to determine the fair value. We wrote the balance of the cost method investments to zero.

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
The effective income tax rate for the three months ended March 31, 2020 was 21.5%, compared to 17.1% for the three months ended March 31, 2019. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the ability to carryback net operating losses arising in taxable years from 2018 through 2020. The CARES Act provisions provided a positive cash benefit of $16.2 million, offset by base erosion and anti-abuse tax of $6.8 million related to 2019 that was recorded as a discrete tax item in the first quarter of 2020.
The liability for uncertain tax positions was $47.5 million and $47.4 million at March 31, 2020 and December 31, 2019, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
In April 2020, the Internal Revenue Service released final regulations as part of the Tax Cuts and Jobs Act of 2017 that place limitations on the deductibility of certain interest expense for U.S. tax purposes. These regulations are expected to create a discrete tax expense of approximately $14.1 million in the second quarter of 2020, as well as an increase to our 2020 annual effective tax rate of approximately 1%.

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Service cost	$0.8	$0.7
Interest cost	0.7	2.7
Expected return on plan assets	(0.2)	(1.7)
Net periodic benefit cost	$1.3	$1.7
Components of net periodic benefit cost for our other post-retirement plans for the three months ended March 31, 2020 and 2019 were not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

13.	Shareholders’ Equity
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. During the three months ended March 31, 2020, we repurchased 3.0 million of our shares for $115.2 million. As of March 31, 2020, we had $134.7 million available for share repurchases under this authorization.

In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend share repurchases under our existing share repurchase program. The existing program remains authorized by the Board of Directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Dividends payable
On February 25, 2020, the Board of Directors declared a quarterly cash dividend of $0.19, payable on May 1, 2020 to shareholders of record at the close of business on April 17, 2020. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $31.5 million at March 31, 2020, compared to $32.0 million at December 31, 2019.

14.	Segment Information
Effective January 1, 2020, we reorganized our business segments to better support our organization with our strategies and to better align with our customer base, resulting in a change to our reporting segments. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation. As part of this reorganization, the legacy Aquatic Systems, Flow Technologies, and Filtration Solutions segments were realigned into two reportable business segments:

•
Consumer Solutions — This segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in food service operations. The primary focus of this segment is business-to-consumer.

•
Industrial & Flow Technologies — This segment manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps, and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray. The primary focus of this segment is business-to-business.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Net sales
Consumer Solutions	$388.8	$358.2
Industrial & Flow Technologies	320.9	330.3
Other	0.3	0.4
Consolidated	$710.0	$688.9
Segment income (loss)
Consumer Solutions	$84.8	$75.2
Industrial & Flow Technologies	44.7	41.0
Other	(18.0)	(17.5)
Consolidated	$111.5	$98.7

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Segment income	$111.5	$98.7
Deal-related costs and expenses	(0.4)	(4.2)
Inventory step-up	—	(1.7)
Restructuring and other	(2.4)	(1.1)
Intangible amortization	(7.6)	(8.2)
Asset impairment	—	(15.3)
Gain on sale of businesses	—	3.5
COVID-19 related costs and expenses	(0.9)	—
Net interest expense	(6.9)	(7.3)
Other expense	(0.7)	(1.2)
Income from continuing operations before income taxes	$92.6	$63.2

15.	Commitments and Contingencies
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The changes in the carrying amount of service and product warranties of continuing operations for the three months ended March 31, 2020 were as follows:

In millions	March 31, 2020
Beginning balance	$32.1
Service and product warranty provision	16.3
Payments	(11.5)
Foreign currency translation	(0.4)
Ending balance	$36.5

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
As of March 31, 2020 and December 31, 2019, the outstanding value of bonds, letters of credit and bank guarantees totaled $89.3 million and $91.3 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall impact of the COVID-19 pandemic on our business; the duration and severity of the COVID-19 pandemic; actions that may be taken by us, other businesses and governments to address or otherwise mitigate the impact of the COVID-19 pandemic, including those that may impact our ability to operate our facilities, meet production demands, and deliver products to our customers; the negative impacts of the COVID-19 pandemic on the global economy, our customers and suppliers, and customer demand; overall global economic and business conditions impacting our business, including the strength of housing and related markets; demand, competition and pricing pressures in the markets we serve; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; the ability to successfully integrate the Aquion, Inc. (“Aquion”) and Pelican Water Systems (“Pelican”) acquisitions; the ability to achieve the benefits of our restructuring plans and cost reduction initiatives; risks associated with operating foreign businesses; the impact of material cost and other inflation; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-Q and our Form 10-K for the year ended December 31, 2019. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. For the first three months of 2020, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 55% and 45% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

•
Consumer Solutions — This segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in food service operations. The primary focus of this segment is business-to-consumer.

•
Industrial & Flow Technologies — This segment manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps, and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray. The primary focus of this segment is business-to-business.
In February 2019, as part of Consumer Solutions, we completed the acquisitions of Aquion and Pelican for $163.4 million and $121.1 million, respectively, in cash, net of cash acquired and final working capital true-ups. Aquion offers a diverse line of water conditioners, water filters, drinking-water purifiers, ozone and ultraviolet disinfection systems, reverse osmosis systems and acid neutralizers for the residential and commercial water treatment industry. Pelican provides residential whole home water treatment systems.

COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, limits on gatherings, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the economic impacts of the COVID-19 pandemic.

Health and safety
From the earliest signs of the outbreak, we have taken proactive action to protect the health and safety of our employees, customers, and suppliers. We have enacted rigorous safety measures in our sites, including implementing social distancing protocols, implementing working from home arrangements for those employees that do not need to be physically present on the manufacturing floor, suspending travel, extensively and frequently disinfecting our workspaces, conducting temperature monitoring at our facilities, and providing or accommodating the wearing of masks to those employees who must be physically present in their workplace. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, and suppliers.

Operations
We have important manufacturing operations in the U.S. and around the world that have been affected by the COVID-19 pandemic, and we have taken certain actions to help curb its spread. Government mandated measures providing for business curtailments or shutdowns generally exclude certain essential businesses and services, including businesses that manufacture and sell products that are considered essential to daily lives or otherwise operate in essential or critical sectors. While substantially all of our facilities are considered essential and have remained operational, we have experienced intermittent partial or full factory closures at certain facilities as a result of these measures or the need to sanitize the facilities and address employee well-being. We also experienced brief interruptions in operations due to government mandated shut-downs at our sites in China, Italy, India and New Zealand. While governmental measures may be modified or extended, we expect that our manufacturing facilities will remain operational.

Supply
We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced difficulties maintaining operations in light of government-ordered restrictions and shelter-in-place mandates. Although we regularly monitor the financial health of companies in our supply chain, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. Additionally, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have started to result in higher costs and delays, both for obtaining raw materials and components and shipping finished goods to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

Demand
The COVID-19 pandemic has significantly increased economic and demand uncertainty. We have experienced and expect to continue to experience reductions in customer demand in several of our end-markets. Within our Consumer Solutions segment, while we believe water quality will remain important to consumers, we expect short-term demand disruptions to occur. For example, we expect the approximately 5.5 million installed pools in the U.S. will still need service and repairs as people are sheltered in place. However, we believe new pool construction and remodeling could be negatively impacted in the short term, which could impact future demand for our pool products. While we have not yet seen a change in demand from wholesalers for our commercial filtration products, residential filtration systems demand may decrease due to less retail traffic. Further, commercial food service demand may be impacted by temporary shut downs in the hospitality and restaurant industries.

Within our Industrial & Flow Technologies segment, we anticipate orders from distributors in our residential and irrigation flow business to decrease in the short-term, and we are monitoring our order book for likely demand changes in our commercial and infrastructure flow business. Demand for our residential flow products has been negatively impacted due to store closures as a result of state-wide orders in the U.S. In our industrial filtration business, demand is mostly driven by customer capital expenditures that have slowed recently. However, we expect long-term demand drivers for this business not to be significantly changed.

The current COVID-19 pandemic or continued spread of COVID-19 has caused a global economic slowdown, and a possibility of a global recession. In the event of a recession, demand for our products would decline and our business and results of operations would be adversely effected.

Cost mitigation actions
We began to see softening of demand in most of our businesses in April 2020 and we are taking steps across our organization to align costs with lower sales volumes. These steps include renegotiations with suppliers to reduce input costs, driving manufacturing direct labor reductions in line with volume drop, hiring freezes, and delaying, reducing or eliminating purchased services and travel. Additionally, we are proactively managing our working capital and have reduced our capital spending plan for 2020 by more than 10%, but have not deferred strategic ongoing initiatives. We also continue to monitor government economic stabilization efforts and expect to participate in certain legislative provisions, such as deferring estimated tax payments and utilizing job retention subsidies.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their requirements and recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Part II—Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first three months of 2020 and/or may impact our results in the future:

•
There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic and the extent of worldwide social, political and economic disruption it may cause. The impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues, its effect on the demand for our products and services and the supply chain, as well as the impact of governmental regulations imposed in response to the pandemic. See further discussion above under “COVID-19 Pandemic” for key trends and uncertainties with regard to the COVID-19 pandemic.

•
During 2019 and the first quarter of 2020, we executed certain business restructuring initiatives unrelated to the COVID-19 pandemic aimed at reducing our fixed cost structure and realigning our business. We expect these actions will contribute to margin growth in 2020.

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

•
In April 2020, the Internal Revenue Service released final regulations as part of the Tax Cuts and Jobs Act of 2017 that place limitations on the deductibility of certain interest expense for U.S. tax purposes. These regulations are expected to create a discrete tax expense of approximately $14.1 million in the second quarter of 2020, as well as an increase to our 2020 annual effective tax rate of approximately 1%.

In 2020, our operating objectives include the following:

•	Managing our business through the COVID-19 pandemic, with a focus on:

◦	Protecting our employees, customers and our businesses;

◦	Optimizing our free cash flow and liquidity; and

◦	Delivering the best financial results possible in the near-term while staying focused on longer-term strategies.

•	Continued focus on accelerating Pentair Integrated Management System (“PIMS”);

•	Delivering our growth priorities through new products and global and market expansion, specifically in the areas of pool and residential and commercial filtration solutions;

•	Optimizing our technological capabilities to increasingly generate innovative new products and advance digital transformation; and

•	Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019	$ Change	% / Point Change
Net sales	$710.0	$688.9	$21.1	3.1%
Cost of goods sold	458.4	453.3	5.1	1.1%
Gross profit	251.6	235.6	16.0	6.8%
% of net sales	35.4%	34.2%		1.2	pts

Selling, general and administrative expenses	131.9	147.3	(15.4)	(10.5)%
% of net sales	18.6%	21.4%		(2.8	) pts
Research and development expenses	19.0	20.7	(1.7)	(8.2)%
% of net sales	2.7%	3.0%		(0.3	) pts

Operating income	100.7	67.6	33.1	49.0%
% of net sales	14.2%	9.8%		4.4	pts

Gain on sale of businesses	—	(3.5)	3.5	N.M.
Other expense	1.2	0.6	0.6	N.M.
Net interest expense	6.9	7.3	(0.4)	(5.5)%

Income from continuing operations before income taxes	92.6	63.2	29.4	46.5%
Provision for income taxes	19.9	10.8	9.1	84.3%
Effective tax rate	21.5%	17.1%		4.4	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2020
over the prior year period
Volume	1.1%
Price	1.6
Core growth	2.7
Acquisition (divestiture)	1.4
Currency	(1.0)
Total	3.1%
The 3.1 percentage point increase in net sales in the first quarter of 2020 from 2019 was primarily driven by:

•	increased sales volume in our Consumer Solutions segment due to more normal weather patterns and reduced inventory levels in the channel compared to 2019;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales due to the Aquion and Pelican acquisitions in February 2019 and other small acquisitions in Consumer Solutions in the fourth quarter of 2019 and first quarter of 2020.

This increase was partially offset by:

•
sales volume declines as a result of reduced orders over the past twelve months and shipping delays driven by certain COVID-19 constraints and site closures in our Industrial & Flow Technologies segment; and

•	unfavorable foreign currency effects compared to the same period of the prior year.
Gross profit
The 1.2 percentage point increase in gross profit as a percentage of sales in the first quarter of 2020 from 2019 was primarily driven by:

•	increased sales volume and favorable sales mix in the higher margin Consumer Solutions segment; and

•	selective increases in selling prices to mitigate impacts of inflation.
This increase was partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Selling, general and administrative expenses (“SG&A”)
The 2.8 percentage point decrease in SG&A as a percentage of sales in the first quarter of 2020 from 2019 was primarily driven by:

•	asset impairment of $15.3 million in the first quarter of 2019 that did not occur in 2020; and

•	reduction in travel and entertainment expenses due to COVID-19.
This decrease was partially offset by:

•	restructuring and other costs of $2.4 million in the first quarter of 2020, compared to $1.1 million in the first quarter of 2019.
Net interest expense
The 5.5 percent decrease in net interest expense in the first quarter of 2020 from 2019 was primarily driven by:

•	the impact of lower interest rates during the first three months of 2020, compared to the same period in 2019.
Provision for income taxes
The 4.4 percentage point increase in the effective tax rate in the first quarter of 2020 from 2019 was primarily driven by:

•	the unfavorable impact of discrete items, including items related to the CARES Act, that occurred during the first quarter of 2020, offset by the favorable mix of global earnings.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of our two reportable segments (Consumer Solutions and Industrial & Flow Technologies). Each of these segments is comprised of various product offerings that serve multiple end users.

We evaluate performance based on net sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.

Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019	% / Point Change
Net sales	$388.8	$358.2	8.5%
Segment income	84.8	75.2	12.8%
% of net sales	21.8%	21.0%	0.8	pts
Net sales
The components of the change in Consumer Solutions net sales from the prior period were as follows:

Three months ended March 31, 2020
over the prior year period
Volume	4.8%
Price	1.8
Core growth	6.6
Acquisition	2.6
Currency	(0.7)
Total	8.5%
The 8.5 percent increase in net sales for Consumer Solutions in the first quarter of 2020 from 2019 was primarily driven by:

•	increased sales volume across all product lines in our pool business due to more normal weather patterns and reduced inventory levels in the channel compared to 2019;

•	selective increases in selling prices to mitigate impacts of inflation; and

•	increased sales due to the Aquion and Pelican acquisitions that occurred in February 2019 and other small acquisitions in the fourth quarter of 2019 and first quarter of 2020.
This increase was partially offset by:

•	unfavorable foreign currency effects compared to the same period of the prior year; and

•	decreased demand in the residential and commercial filtration businesses in China and Southeast Asia due to COVID-19.
Segment income
The components of the change in Consumer Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2020
	over the prior year period
Growth	1.6	pts
Acquisition	0.3
Inflation	(1.4)
Productivity/Price	0.3
Total	0.8	pts
The 0.8 percentage point increase in segment income for Consumer Solutions as a percentage of net sales in the first quarter of 2020 from 2019 was primarily driven by:

•	increase in sales volume and favorable sales mix;

•	impact of Aquion and Pelican acquisitions; and

•	selective increases in selling prices to mitigate impacts of inflation.
This increase was partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	decreased sales volumes in China and Southeast Asia, which resulted in decreased leverage on operating expenses.
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019	% / Point Change
Net sales	$320.9	$330.3	(2.8)%
Segment income	44.7	41.0	9.0%
% of net sales	13.9%	12.4%	1.5	pts
Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

Three months ended March 31, 2020
over the prior year period
Volume	(3.0)%
Price	1.5
Core growth	(1.5)
Currency	(1.3)
Total	(2.8)%
The 2.8 percent decrease in net sales for Industrial & Flow Technologies in the first quarter of 2020 from 2019 was primarily driven by:

•	decreased sales volume in our commercial water supply business as a result of reduced orders over the past twelve months;

•	delays in shipments driven by certain COVID-19 related constraints and site closures; and

•	unfavorable foreign currency effects compared to the same periods of the prior year.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales volume in our food & beverage business.

Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2020
	over the prior year period
Growth	(0.7	) pts
Inflation	(1.2)
Productivity/Price	3.4
Total	1.5	pts
The 1.5 percentage point increase in segment income for Industrial & Flow Technologies as a percentage of net sales in the first quarter of 2020 from 2019 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased productivity due to cost actions driving manufacturing efficiencies and lower operating expenses.
This increase was partially offset by:

•	inflationary increases related to raw material and labor costs; and

•	decreased sales volumes in our commercial water supply and industrial businesses, which resulted in decreased leverage on operating expenses.
LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities and in certain instances, public and private debt and equity offerings. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities or completed debt and equity offerings as needed to allow us to complete acquisitions. While we historically have issued commercial paper to fund our financing needs on a short-term basis, due to disruptions in the short-term financial markets in the first quarter of 2020, we no longer had access to commercial paper and instead drew on our revolving credit facility as a back-up liquidity measure.
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2020 and drew on our revolving credit facility to repay commercial paper and to fund our operations. This cash usage reverses in the second quarter as the seasonality of our businesses peaks. We expect historical seasonal patterns to continue and the second quarter of 2020 to generate significant cash to fund our operations. End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe our existing liquidity position, coupled with our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. Although there is uncertainty of the impact of the COVID-19 pandemic on our future results, we believe we are well-positioned to manage our business and have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under our committed and uncommitted credit facilities. We are committed to maintaining investment grade credit ratings and a solid liquidity position.

Operating activities
Cash used for operating activities of continuing operations was $162.4 million in the first three months of 2020, compared to $257.1 million in the same period of 2019.
The $162.4 million in net cash used for operating activities of continuing operations in the first three months of 2020 primarily reflects a negative impact of $273.6 million as a result of changes in net working capital, primarily the result of an increase in accounts receivable in anticipation of our distributors’ peak sales season in the second and third quarters. The net working capital impact was partially offset by $91.9 million of net income from continuing operations, net of non-cash depreciation and amortization.

The $257.1 million in net cash used for operating activities of continuing operations in the first three months of 2019 primarily reflects a negative impact of $344.1 million as a result of changes in net working capital, offset by $87.9 million of net income from continuing operations, net of non-cash depreciation, amortization and asset impairments.
Investing activities
Cash used for investing activities was $25.8 million in the first three months of 2020, compared to $304.5 million in the same period of 2019. Net cash used for investing activities in the first three months of 2020 primarily reflects capital expenditures of $18.7 million.
Net cash used for investing activities in the first three months of 2019 primarily reflects capital expenditures of $16.8 million and cash paid for the Aquion and Pelican acquisitions of $287.2 million, net of cash acquired.
Financing activities
Net cash provided by financing activities was $278.8 million in the first three months of 2020, compared to $559.0 million in the same period of 2019. Net cash provided by financing activities in the first three months of 2020 primarily relates to net receipts of commercial paper and revolving long-term debt of $420.9 million used to fund our working capital needs, partially offset by $115.2 million of share repurchases and dividend payments of $32.1 million.

Net cash provided by financing activities in the first three months of 2019 primarily relates to net receipts of commercial paper and revolving long-term debt of $584.1 million used to fund the Aquion and Pelican acquisitions and our working capital needs, partially offset by payment of dividends of $31.0 million.
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of March 31, 2020 and $117.8 million as of December 31, 2019, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
In March 2020, the commercial paper market began to experience high levels of volatility due to COVID-19 related uncertainty. The volatility impacted both market access to and pricing of commercial paper. As a result, we borrowed under the Senior Credit Facility and used the proceeds to pay off the remaining commercial paper and fund general operational needs. As of March 31, 2020, total availability under the Senior Credit Facility was $325.5 million.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 31, 2020, we were in compliance with all financial covenants in our debt agreements, and there was no material uncertainty about our ongoing ability to meet these covenants.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at March 31, 2020. Borrowings under these credit facilities bear interest at variable rates.

We have $74.0 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of March 31, 2020 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of March 31, 2020, we have $60.3 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Supplemental guarantor information
Pentair plc (the “Parent Company Guarantor”) and PISG (the “Subsidiary Guarantor”), fully and unconditionally, guarantee the senior notes of PFSA (the “Subsidiary Issuer”). The Subsidiary Guarantor is a Switzerland limited liability company and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg private limited liability company and 100 percent-owned subsidiary of the Subsidiary Guarantor. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several.

The Parent Company Guarantor is a holding company established to own directly and indirectly substantially all of its operating and other subsidiaries. The Subsidiary Guarantor is a holding company established to perform certain finance-related functions, primarily the guarantee of the Subsidiary Issuer’s debt. The Subsidiary Issuer is a holding company formed to own directly and indirectly substantially all of its operating and other subsidiaries and to issue debt securities, including the senior notes. The Parent Company Guarantor’s and the Subsidiary Guarantor’s principal source of cash flow, including cash flow to make payments on the senior notes pursuant to the guarantees, is dividends from their subsidiaries. The Subsidiary Issuer’s principal source of cash flow is interest income from its subsidiaries. None of the subsidiaries of the Parent Company Guarantor, the Subsidiary Guarantor or the Subsidiary Issuer is under any direct obligation to pay or otherwise fund amounts due on the senior notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. In addition, there may be statutory and regulatory limitations on the payment of dividends from certain subsidiaries of the Parent Company Guarantor, the Subsidiary Guarantor or the Subsidiary Issuer. If such subsidiaries are unable to transfer funds to the Parent Company Guarantor, the Subsidiary Guarantor or the Subsidiary Issuer and sufficient cash or liquidity is not otherwise available, the Parent Company Guarantor, the Subsidiary Guarantor or the Subsidiary Issuer may not be able to make principal and interest payments on their outstanding debt, including the senior notes or the guarantees.

The following tables present summarized financial information for the Parent Company Guarantor, Subsidiary Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

Three months ended
In millions	March 31, 2020

Net sales	$—
Gross profit	—
Loss from continuing operations before taxes	(4.1)
Net loss of continuing operations	(4.1)

In millions	March 31, 2020	December 31, 2019

Current assets (1)	$10.1	$3.6
Noncurrent assets (2)	1,488.8	1,303.2
Current liabilities (3)	58.4	702.6
Noncurrent liabilities (4)	1,872.2	1,428.4
(1) Includes assets due from non-guarantor subsidiaries of $7.2 million and $2.4 million as of March 31, 2020 and December 31, 2019, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $1,476.5 million and $1,278.7 million as of March 31, 2020 and December 31, 2019, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $8.9 million and $648.8 million as of March 31, 2020 and December 31, 2019, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $441.1 million and $449.9 million as of March 31, 2020 and December 31, 2019, respectively.

Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. During the three months ended March 31, 2020, we repurchased 3.0 million of our shares for $115.2 million. As of March 31, 2020, we had $134.7 million available for share repurchases under this authorization.

In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend share repurchases under our existing share repurchase program. The existing program remains authorized by the Board of Directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Dividends payable
On February 25, 2020, the Board of Directors declared a quarterly cash dividend of $0.19, payable on May 1, 2020 to shareholders of record at the close of business on April 17, 2020. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $31.5 million at March 31, 2020, compared to $32.0 million at December 31, 2019.
We paid dividends in the first three months of 2020 of $32.1 million, or $0.19 per ordinary share compared with $31.0 million, or $0.18 per ordinary share, in the prior year period.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles (“GAAP”) reported amount (e.g., retained earnings). Our distributable reserve balance was $6.6 billion as of December 31, 2019.

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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Net cash used for operating activities of continuing operations	$(162.4)	$(257.1)
Capital expenditures of continuing operations	(18.7)	(16.8)
Proceeds from sale of property and equipment of continuing operations	0.1	0.3
Free cash flow from continuing operations	$(181.0)	$(273.6)
Net cash provided by operating activities of discontinued operations	—	0.8
Free cash flow	$(181.0)	$(272.8)
NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards.
CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2019 Annual Report on Form 10-K, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, there have been no material changes in our market risk during the quarter ended March 31, 2020. For additional information refer to Item 7A of our 2019 Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Asbestos matters
Our current and former subsidiaries and numerous other unaffiliated companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between several dozen to more than a hundred corporate defendants. Our historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, we cannot predict the extent to which we will be successful in resolving lawsuits in the future.
As of March 31, 2020, there were approximately 770 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. We have projects underway at several current and former manufacturing facilities to investigate and remediate environmental contamination resulting from our past operations or the operations of former subsidiaries or by other businesses that previously owned or used the properties.
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of March 31, 2020, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, except for the addition of the risk factor set forth below.

The COVID-19 pandemic is expected to have a material negative impact on our business, financial condition, results of operations and cash flows.
Our business and financial results are expected to be negatively impacted by the COVID-19 pandemic. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. In 2020, COVID-19 has significantly impacted economic activity and markets around the world, and it is expected to negatively impact our business in numerous ways, including but not limited to those outlined below:

•	The COVID-19 pandemic has caused a global economic slowdown that may last for a potentially extended duration, and it is possible that it could cause a global recession.

•
Due to the impacts of the COVID-19 pandemic, we have experienced and expect to continue to experience reductions in customer demand for certain of our products and in several of our end-markets, including new pool construction and remodeling, residential and industrial filtration, commercial food service, and residential flow.

•
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, certain elements of our business (including certain elements of our operations, supply chains and distribution systems), including as a result of impacts associated with required, preventive and precautionary measures that we, other businesses, our communities and governments are taking. These impacts include requiring employees to work from home or not go into their offices or plants, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, reducing employee travel and adopting other employee safety measures. These measures may also impact our ability to meet production demands or requests depending on employee attendance or ability to continue to work.

•
If the COVID-19 pandemic continues and economic conditions worsen, we expect to experience additional adverse impacts on our operational and commercial activities, customer orders and our collections of accounts receivable, which may be material, and it remains uncertain the impact on future operational and commercial activities, customer orders, and collections even if economic conditions begin to improve.

•
Government or regulatory responses to the COVID-19 pandemic have and are likely to continue to negatively impact our business. Mandatory lockdowns or other restrictions on operations in some countries have temporarily disrupted our ability to manufacture or distribute our products in some of these markets. Continuation or expansion of these disruptions could materially adversely impact our operations and results. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could significantly impact our ability to support our operations and customers and the ability of our employees to get to their workplaces to produce products and services, or significantly hamper our products from moving through the supply chain.

•
The impacts of the COVID-19 pandemic may limit our ability to reduce our overall operating costs. We expect increased costs relating to our efforts to mitigate the impact of the COVID-19 pandemic through enhanced sanitization procedures and social-distancing measures we have enacted and will likely continue to enact at our locations around the world in an effort to protect our employees’ health and well-being.

•
The COVID-19 pandemic has disrupted and is expected to continue to disrupt our global supply chain, operations and routes to market or those of our suppliers or their suppliers. These disruptions or our failure to effectively respond to them have increased and are expected to continue to increase product or distribution costs or cause delays in delivering or an inability to deliver products to our customers.

•
Disruptions or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to some of our strategic plans and initiatives and hinder our ability to achieve our growth targets.

•
The COVID-19 pandemic has increased volatility and pricing in and disrupted the capital markets and commercial paper markets, and volatility is likely to continue. We might not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase.

We might not be able to predict or respond to all impacts of the COVID-19 pandemic on a timely basis to prevent near- or long-term adverse impacts to our results. Due to the speed with which the COVID-19 situation continues to develop, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact; therefore, any negative impact on our business, financial condition (including without limitation our liquidity), results of operations and cash flows cannot be reasonably estimated at this time, but the COVID-19 pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken by parties other than us to respond to them. The foregoing and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and any of these impacts could materially adversely affect our business, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2020:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 25	52,165	$46.38	—	$250,000,187
January 26 - February 22	991	$43.25	—	$250,000,187
February 23 - March 31	3,065,304	$38.10	3,038,000	$134,718,028
Total	3,118,460		3,038,000

(a)
The purchases in this column include 52,165 shares for the period January 1 - January 25, 991 shares for the period January 26 - February 22 and 27,304 shares for the period February 23 - March 31 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

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

(d)
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The 2018 authorization expires on May 31, 2021. As of March 31, 2020, we had $134.7 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2020

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2020.

Pentair plc
Registrant

By	/s/ Mark C. Borin
Mark C. Borin
Executive Vice President, Chief Financial Officer and Chief Accounting Officer