Form 10-Q
period 2020-06-30
PENTAIR plc
filed 2020-07-23
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020
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

On June 30, 2020, 165,908,770 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$713.3	$799.5	$1,423.3	$1,488.4
Cost of goods sold	468.2	512.8	926.6	966.1
Gross profit	245.1	286.7	496.7	522.3
Selling, general and administrative expenses	116.7	132.2	248.6	279.5
Research and development expenses	17.3	20.7	36.3	41.4
Operating income	111.1	133.8	211.8	201.4
Other (income) expense:
Loss (gain) on sale of businesses	0.1	0.1	0.1	(3.4)
Net interest expense	7.7	9.4	14.6	16.7
Other (income) expense	(0.3)	(12.9)	0.9	(12.3)
Income from continuing operations before income taxes	103.6	137.2	196.2	200.4
Provision for income taxes	29.8	22.1	49.7	32.9
Net income from continuing operations	73.8	115.1	146.5	167.5
Loss from discontinued operations, net of tax	(1.7)	(0.8)	(1.7)	(1.9)
Net income	$72.1	$114.3	$144.8	$165.6
Comprehensive income, net of tax
Net income	$72.1	$114.3	$144.8	$165.6
Changes in cumulative translation adjustment	28.2	(0.9)	(9.6)	(2.5)
Changes in market value of derivative financial instruments, net of tax	(17.8)	(3.4)	21.3	0.9
Comprehensive income	$82.5	$110.0	$156.5	$164.0
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.44	$0.68	$0.88	$0.98
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per ordinary share	$0.43	$0.67	$0.87	$0.97
Diluted
Continuing operations	$0.44	$0.68	$0.87	$0.98
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per ordinary share	$0.43	$0.67	$0.86	$0.97
Weighted average ordinary shares outstanding
Basic	165.8	169.8	166.8	170.6
Diluted	166.4	170.5	167.5	171.4
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2020	December 31, 2019
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$90.6	$82.5
Accounts receivable, net of allowances of $8.8 and $10.3, respectively	401.8	502.9
Inventories	396.5	377.4
Other current assets	112.8	99.1
Total current assets	1,001.7	1,061.9
Property, plant and equipment, net	284.7	283.2
Other assets
Goodwill	2,302.1	2,258.3
Intangibles, net	325.4	339.2
Other non-current assets	202.2	196.9
Total other assets	2,829.7	2,794.4
Total assets	$4,116.1	$4,139.5
Liabilities and Equity
Current liabilities
Accounts payable	$256.0	$325.1
Employee compensation and benefits	77.9	71.0
Other current liabilities	416.7	352.9
Total current liabilities	750.6	749.0
Other liabilities
Long-term debt	1,013.0	1,029.1
Pension and other post-retirement compensation and benefits	95.1	96.4
Deferred tax liabilities	112.1	104.4
Other non-current liabilities	195.6	206.7
Total liabilities	2,166.4	2,185.6
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.9 and 168.3 issued at June 30, 2020 and December 31, 2019, respectively	1.7	1.7
Additional paid-in capital	1,680.3	1,777.7
Retained earnings	482.5	401.0
Accumulated other comprehensive loss	(214.8)	(226.5)
Total equity	1,949.7	1,953.9
Total liabilities and equity	$4,116.1	$4,139.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2020	June 30, 2019
Operating activities
Net income	$144.8	$165.6
Loss from discontinued operations, net of tax	1.7	1.9
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.3)	(2.5)
Depreciation	22.8	24.4
Amortization	14.6	16.5
Deferred income taxes	13.4	(9.6)
Loss (gain) on sale of businesses	0.1	(3.4)
Share-based compensation	10.4	10.7
Asset impairment	—	18.2
Pension settlement gain	—	(12.2)
Pension and other post-retirement plan contribution	—	(10.7)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	103.1	32.2
Inventories	(17.7)	3.1
Other current assets	(14.5)	(18.8)
Accounts payable	(64.2)	(123.1)
Employee compensation and benefits	7.5	(22.5)
Other current liabilities	44.9	28.5
Other non-current assets and liabilities	(0.1)	0.9
Net cash provided by operating activities of continuing operations	266.5	99.2
Net cash used for operating activities of discontinued operations	(0.5)	(2.5)
Net cash provided by operating activities	266.0	96.7
Investing activities
Capital expenditures	(30.5)	(29.8)
Proceeds from sale of property and equipment	0.1	0.4
Proceeds from the sale of businesses, net	—	0.7
Acquisitions, net of cash acquired	(28.5)	(284.5)
Other	—	(1.5)
Net cash used for investing activities	(58.9)	(314.7)
Financing activities
Net (repayments) receipts of commercial paper and revolving long-term debt	(17.1)	32.9
Proceeds from long-term debt	—	400.0
Debt issuance costs	—	(5.7)
Shares issued to employees, net of shares withheld	7.3	7.2
Repurchases of ordinary shares	(115.2)	(150.0)
Dividends paid	(63.7)	(62.0)
Net cash (used for) provided by financing activities	(188.7)	222.4
Effect of exchange rate changes on cash and cash equivalents	(10.3)	1.8
Change in cash and cash equivalents	8.1	6.2
Cash and cash equivalents, beginning of period	82.5	74.3
Cash and cash equivalents, end of period	$90.6	$80.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	168.3	$1.7	$1,777.7	$401.0	$(226.5)	$1,953.9
Net income	—	—	—	72.7	—	72.7
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Dividends declared, $0.19 per share	—	—	—	(31.6)	—	(31.6)
Share repurchases	(3.0)	—	(115.2)	—	—	(115.2)
Exercise of options, net of shares tendered for payment	0.3	—	8.8	—	—	8.8
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.2	—	—	6.2
Balance - March 31, 2020	165.7	$1.7	$1,673.9	$442.1	$(225.2)	$1,892.5
Net income	—	—	—	72.1	—	72.1
Other comprehensive loss, net of tax	—	—	—	—	10.4	10.4
Dividends declared, $0.19 per share	—	—	—	(31.7)	—	(31.7)
Exercise of options, net of shares tendered for payment	0.1	—	2.8	—	—	2.8
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	4.2	—	—	4.2
Balance - June 30, 2020	165.9	$1.7	$1,680.3	$482.5	$(214.8)	$1,949.7

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	171.4	$1.7	$1,893.8	$169.2	$(228.6)	$1,836.1
Net income	—	—	—	51.3	—	51.3
Other comprehensive income, net of tax	—	—	—	—	2.7	2.7
Dividends declared, $0.18 per share	—	—	—	(31.0)	—	(31.0)
Exercise of options, net of shares tendered for payment	0.3	—	9.1	—	—	9.1
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(3.2)	—	—	(3.2)
Share-based compensation	—	—	5.4	—	—	5.4
Balance - March 31, 2019	171.9	$1.7	$1,905.1	$189.5	$(225.9)	$1,870.4
Net income	—	—	—	114.3	—	114.3
Other comprehensive income, net of tax	—	—	—	—	(4.3)	(4.3)
Dividends declared, $0.18 per share	—	—	—	(30.4)	—	(30.4)
Share repurchases	(4.0)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.1	—	2.2	—	—	2.2
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(0.9)	—	—	(0.9)
Share-based compensation	—	—	5.3	—	—	5.3
Balance - June 30, 2019	168.0	$1.7	$1,761.7	$273.4	$(230.2)	$1,806.6
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

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic continues to spread throughout the United States (“U.S.”) and the world, with the continued potential for significant impact. The COVID-19 pandemic has had and may continue to have an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. We may continue to experience reduced customer demand or constrained supply that could materially adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.
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

The following table summarizes the activity in the allowance for credit losses for the six months ended June 30, 2020:

In millions	June 30, 2020
Beginning balance	$10.3
Bad debt expense	(0.3)
Write-offs, net of recoveries	(1.0)
Other (1)	(0.2)
Ending balance	$8.8
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
U.S.	$482.7	$511.1	$946.7	$937.1
Western Europe	84.9	106.9	188.7	211.2
Developing (1)	100.4	129.0	194.9	237.9
Other Developed (2)	45.3	52.5	93.0	102.2
Consolidated net sales	$713.3	$799.5	$1,423.3	$1,488.4
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Residential	$439.7	$451.0	$855.5	$834.6
Commercial	124.4	170.7	265.8	321.4
Industrial	149.2	177.8	302.0	332.4
Consolidated net sales	$713.3	$799.5	$1423.3	$1488.4

Performance obligations
On June 30, 2020, we had $55.6 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	June 30, 2020	December 31, 2019	$ Change	% Change
Contract assets	$49.5	$41.0	$8.5	20.7%
Contract liabilities	29.1	32.6	(3.5)	(10.7)%
Net contract assets	$20.4	$8.4	$12.0	142.9%

The $12.0 million increase in net contract assets from December 31, 2019 to June 30, 2020 was primarily the result of timing of milestone payments and impact of foreign currency fluctuations. Approximately 60% of our contract liabilities at December 31, 2019 were recognized in revenue in the first half of 2020. There were no impairment losses recognized on our contract assets for the three or six months ended June 30, 2020.

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

During the first half of 2020, our Consumer Solutions reporting segment completed acquisitions with purchase prices totaling $28.5 million in cash, net of cash acquired.

The pro forma impact of these acquisitions is not material.

4.	Share Plans
In May 2020, the Pentair plc 2020 Share and Incentive Plan (“2020 Share Plan”) was approved during the Annual General Meeting of Shareholders. The Pentair plc 2012 Stock and Incentive Plan (“2012 Stock Plan”) terminated upon the approval of the 2020 Share Plan, although awards outstanding under the 2012 Stock Plan continue in effect. Beginning May 5, 2020, all share-based compensation grants were made under the 2020 Share Plan.

The 2020 Share Plan authorizes the issuance of 3.3 million of our ordinary shares, plus the number of shares reserved under the 2012 Stock Plan that were not the subject of outstanding awards as of the date the 2020 Share Plan became effective, which was 2.5 million shares, plus certain shares that would become available under the 2012 Stock Plan if it had remained in effect. The shares may be issued as new shares or from shares held in treasury. Our practice is to settle equity-based awards by issuing new shares. The 2020 Share Plan terminates on the date all shares reserved for issuance have been issued. The 2020 Share Plan allows for the granting to our employees, consultants and directors of stock options, stock appreciation rights, performance share units, restricted shares, restricted stock units, deferred stock rights, incentive awards, dividend equivalent units and other equity-based awards.

The 2020 Share Plan is administered by our compensation committee (the “Committee”), which is made up of independent members of our Board of Directors. Employees eligible to receive awards under the 2020 Share Plan are managerial, administrative or professional employees. The Committee has the authority to select the recipients of awards, determine the type and size of awards, establish certain terms and conditions of award grants and take certain other actions as permitted under the 2020 Share Plan. The 2020 Share Plan prohibits the Committee from re-pricing awards or canceling and reissuing awards at lower prices.

Total share-based compensation expense for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Restricted stock units	$3.1	$2.9	$6.3	$5.7
Stock options	0.6	1.1	1.6	2.5
Performance share units	0.5	1.3	2.5	2.5
Total share-based compensation expense	$4.2	$5.3	$10.4	$10.7

In the first quarter of 2020, we issued our annual share-based compensation grants under the 2012 Stock Plan to eligible employees. The total number of awards issued was approximately 0.8 million, of which 0.3 million were restricted stock units (“RSUs”), 0.4 million were stock options and 0.1 million were performance share units (“PSUs”). The weighted-average grant date fair value of the RSUs, stock options and PSUs issued was $42.77, $9.58, and $45.40, respectively.

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
During the six months ended June 30, 2020 and the year ended December 31, 2019, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business, including the reduction in headcount of approximately 100 employees and 375 employees, respectively.
Restructuring-related costs within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Severance and related costs	$1.1	$6.4	$3.8	$7.5
Other	—	0.3	—	0.3
Total restructuring costs	$1.1	$6.7	$3.8	$7.8

Restructuring costs by reportable segment were as follows:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Consumer Solutions	$1.4	$2.3	$2.0	$3.4
Industrial & Flow Technologies	(0.3)	3.3	0.6	3.2
Other	—	1.1	1.2	1.2
Consolidated	$1.1	$6.7	$3.8	$7.8

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2020:

In millions	June 30, 2020
Beginning balance	$16.2
Costs incurred	3.8
Cash payments and other	(7.3)
Ending balance	$12.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$72.1	$114.3	$144.8	$165.6
Net income from continuing operations	$73.8	$115.1	$146.5	$167.5
Weighted average ordinary shares outstanding
Basic	165.8	169.8	166.8	170.6
Dilutive impact of stock options, restricted stock units and performance share units	0.6	0.7	0.7	0.8
Diluted	166.4	170.5	167.5	171.4
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.44	$0.68	$0.88	$0.98
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per ordinary share	$0.43	$0.67	$0.87	$0.97
Diluted
Continuing operations	$0.44	$0.68	$0.87	$0.98
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per ordinary share	$0.43	$0.67	$0.86	$0.97
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	3.1	2.3	2.8	1.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.    Supplemental Balance Sheet Information

In millions	June 30, 2020	December 31, 2019
Inventories
Raw materials and supplies	$209.6	$196.2
Work-in-process	66.0	65.2
Finished goods	120.9	116.0
Total inventories	$396.5	$377.4
Other current assets
Cost in excess of billings	$49.5	$41.0
Prepaid expenses	55.0	48.3
Prepaid income taxes	4.5	5.2
Other current assets	3.8	4.6
Total other current assets	$112.8	$99.1
Property, plant and equipment, net
Land and land improvements	$33.9	$33.7
Buildings and leasehold improvements	186.6	188.1
Machinery and equipment	553.2	537.2
Capitalized software	74.7	73.5
Construction in progress	50.3	48.1
Total property, plant and equipment	898.7	880.6
Accumulated depreciation and amortization	614.0	597.4
Total property, plant and equipment, net	$284.7	$283.2
Other non-current assets
Right-of-use lease assets	$81.1	$77.2
Deferred income taxes	29.2	29.6
Deferred compensation plan assets	18.3	21.3
Foreign currency contract assets	7.0	0.1
Other non-current assets	66.6	68.7
Total other non-current assets	$202.2	$196.9
Other current liabilities
Dividends payable	$31.5	$32.0
Accrued warranty	36.6	32.1
Accrued rebates and incentives	110.6	83.5
Billings in excess of cost	21.0	22.5
Current lease liability	20.2	19.0
Income taxes payable	32.0	11.1
Accrued restructuring	12.7	16.2
Other current liabilities	152.1	136.5
Total other current liabilities	$416.7	$352.9
Other non-current liabilities
Long-term lease liability	$64.8	$61.1
Income taxes payable	45.5	45.4
Self-insurance liabilities	39.7	41.6
Deferred compensation plan liabilities	18.3	21.3
Foreign currency contract liabilities	—	11.6
Other non-current liabilities	27.3	25.7
Total other non-current liabilities	$195.6	$206.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2019	Purchase Accounting Adjustments	Acquisitions	Foreign currency translation/other	June 30, 2020
Consumer Solutions	$1,501.4	$14.4	$25.8	$1.2	$1,542.8
Industrial & Flow Technologies	756.9	—	—	2.4	759.3
Total goodwill	$2,258.3	$14.4	$25.8	$3.6	$2,302.1

Identifiable intangible assets consisted of the following:

	June 30, 2020			December 31, 2019
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$419.3	$(283.3)	$136.0	$418.1	$(269.1)	$149.0
Proprietary technology and patents	42.4	(27.1)	15.3	42.3	(25.5)	16.8
Total definite-life intangibles	461.7	(310.4)	151.3	460.4	(294.6)	165.8
Indefinite-life intangibles
Trade names	174.1	—	174.1	173.4	—	173.4
Total intangibles	$635.8	$(310.4)	$325.4	$633.8	$(294.6)	$339.2

Identifiable intangible asset amortization expense was $7.0 million and $8.3 million for the three months ended June 30, 2020 and 2019, respectively, and $14.6 million and $16.5 million for the six months ended June 30, 2020 and 2019, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2020 and the next five years is as follows:

	Q3-Q4
In millions	2020	2021	2022	2023	2024	2025
Estimated amortization expense	$13.2	$22.6	$15.7	$13.1	$12.6	$12.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of June 30, 2020	Maturity Year	June 30, 2020	December 31, 2019
Commercial paper	N/A	2023	$—	$117.8
Revolving credit facilities	1.385%	2023	136.5	35.8
Term loans	1.477%	2023	200.0	200.0
Senior notes - fixed rate (1)	3.625%	2020	74.0	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(8.9)	(9.9)
Total debt			$1,013.0	$1,029.1
(1) Senior notes are guaranteed as to payment by Pentair plc.

In April 2018, Pentair, Pentair Investments Switzerland GmbH (“PISG”), Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. entered into a credit agreement, providing for an $800.0 million senior unsecured revolving credit facility with a term of five years (the “Senior Credit Facility”), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. In June 2020, Pentair assumed the PISG guarantee. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating. In May 2019, PFSA executed an increase of the Senior Credit Facility by $100.0 million for a total commitment up to $900.0 million in the aggregate.
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of June 30, 2020 and $117.8 million as of December 31, 2019, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
In March 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market in the second quarter of 2020 and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of June 30, 2020, total availability under the Senior Credit Facility was $763.5 million.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at June 30, 2020. Borrowings under these credit facilities bear interest at variable rates.

We have $177.8 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of June 30, 2020 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2020 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2020	2021	2022	2023	2024	2025	Thereafter	Total
Contractual debt obligation maturities	$74.0	$103.8	$88.3	$336.5	$—	$19.3	$400.0	$1,021.9

10.	Derivatives and Financial Instruments
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

At June 30, 2020 and December 31, 2019, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $17.9 million and $17.0 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At June 30, 2020 and December 31, 2019, we had outstanding cross currency swap agreements with a combined notional amount of $785.3 million and $770.0 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency gains of $19.0 million and deferred currency losses of $1.8 million at June 30, 2020 and December 31, 2019, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2020		December 31, 2019
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$336.5	$336.5	$353.6	$353.6
Fixed rate debt	685.4	741.1	685.4	732.2
Total debt	$1,021.9	$1,077.6	$1,039.0	$1,085.8

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$7.0	$—	$—	$7.0
Deferred compensation plan assets	9.9	—	—	8.4	18.3
Total recurring fair value measurements	$9.9	$7.0	$—	$8.4	$25.3

	December 31, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.1	$—	$—	$0.1
Foreign currency contract liabilities	—	(11.6)	—	—	(11.6)
Deferred compensation plan assets	12.5	—	—	8.8	21.3
Total recurring fair value measurements	$12.5	$(11.5)	$—	$8.8	$9.8
Nonrecurring fair value measurements (1)

(1)
During the year ended December 31, 2019, we recorded impairment charges for cost method investments in the amount of $21.2 million, of which $2.9 million and $18.2 million was recorded in the three and six months ended June 30, 2019, respectively. A valuation method using unobservable inputs was utilized to determine the fair value. We wrote the balance of the cost method investments to zero.

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
The effective income tax rate for the six months ended June 30, 2020 was 25.3%, compared to 16.4% for the six months ended June 30, 2019. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the ability to carryback net operating losses arising in taxable years from 2018 through 2020. The CARES Act provides positive cash benefits of approximately $28.7 million, offset by an increase to our 2020 annual effective

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

tax rate of approximately 1.0% and $5.7 million in discrete tax items recorded in the first half of 2020 mainly attributable to base erosion and anti-abuse tax related to 2019.
In April 2020, the Internal Revenue Service released final regulations as part of the Tax Cuts and Jobs Act of 2017 that place limitations on the deductibility of certain interest expense for U.S. tax purposes. These regulations resulted in discrete tax expense of approximately $14.1 million in the second quarter of 2020, as well as an increase to our 2020 annual effective tax rate of approximately 0.5%.
The liability for uncertain tax positions was $47.2 million and $47.4 million at June 30, 2020 and December 31, 2019, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Service cost	$0.8	$0.7	$1.6	$1.4
Interest cost	0.7	2.7	1.4	5.4
Expected return on plan assets	(0.2)	(1.7)	(0.4)	(3.4)
Plan settlement gain (1)	—	(12.2)	—	(12.2)
Net periodic benefit cost	$1.3	$(10.5)	$2.6	$(8.8)
(1) In 2019, we received all required government approvals to terminate the Pentair Salaried Plan (the “Salaried Plan”) and entered into an agreement with an insurance company to purchase from us, through an annuity contract, our remaining obligations under the Salaried Plan. For the six months ended June 30, 2019, we contributed $10.7 million to the Salaried Plan as part of the process to settle our obligations. As a result of these actions, a non-cash pre-tax settlement gain of $12.2 million was recorded for the three and six months ended June 30, 2019.

Components of net periodic benefit cost for our other post-retirement plans for the three and six months ended June 30, 2020 and 2019 were not material.

13.	Shareholders’ Equity
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. During the six months ended June 30, 2020, we repurchased 3.0 million of our shares for $115.2 million. As of June 30, 2020, we had $134.7 million available for share repurchases under this authorization.

In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend share repurchases under our existing share repurchase program. The existing program remains authorized by the Board of Directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Dividends payable
On May 5, 2020, the Board of Directors declared a quarterly cash dividend of $0.19, payable on August 7, 2020 to shareholders of record at the close of business on July 24, 2020. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $31.5 million at June 30, 2020, compared to $32.0 million at December 31, 2019.

14.	Segment Information
Effective January 1, 2020, we reorganized our business segments to better support our organization with our strategies and to better align with our customer base, resulting in a change to our reporting segments. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation. As part of this reorganization, the legacy Aquatic Systems, Flow Technologies, and Filtration Solutions segments were realigned into two reportable business segments:

•
Consumer Solutions — This segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business’s products include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations. The primary focus of this segment is business-to-consumer.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales
Consumer Solutions	$401.2	$437.1	$790.0	$795.3
Industrial & Flow Technologies	311.8	362.1	632.7	692.4
Other	0.3	0.3	0.6	0.7
Consolidated	$713.3	$799.5	$1,423.3	$1,488.4
Segment income (loss)
Consumer Solutions	$96.7	$109.0	$181.5	$184.2
Industrial & Flow Technologies	44.1	59.7	88.8	100.7
Other	(16.1)	(14.6)	(34.1)	(32.1)
Consolidated	$124.7	$154.1	$236.2	$252.8

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Segment income	$124.7	$154.1	$236.2	$252.8
Deal-related costs and expenses	—	—	(0.4)	(4.2)
Inventory step-up	—	(0.5)	—	(2.2)
Restructuring and other	(1.1)	(6.7)	(3.5)	(7.8)
Intangible amortization	(7.0)	(8.3)	(14.6)	(16.5)
Pension settlement gain	—	12.2	—	12.2
Asset impairment	—	(2.9)	—	(18.2)
(Loss) gain on sale of businesses	(0.1)	(0.1)	(0.1)	3.4
COVID-19 related costs and expenses	(4.8)	—	(5.7)	—
Net interest expense	(7.7)	(9.4)	(14.6)	(16.7)
Other expense	(0.4)	(1.2)	(1.1)	(2.4)
Income from continuing operations before income taxes	$103.6	$137.2	$196.2	$200.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

15.	Commitments and Contingencies
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
The changes in the carrying amount of service and product warranties of continuing operations for the six months ended June 30, 2020 were as follows:

In millions	June 30, 2020
Beginning balance	$32.1
Service and product warranty provision	27.2
Payments	(22.7)
Ending balance	$36.6

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
As of June 30, 2020 and December 31, 2019, the outstanding value of bonds, letters of credit and bank guarantees totaled $97.9 million and $91.3 million, respectively.

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
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. For the first six months of 2020, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 56% and 44% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

•
Consumer Solutions — This segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business’s products include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations. The primary focus of this segment is business-to-consumer.

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

COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic continues to spread throughout the United States (“U.S.”) and the world, with the continued potential for significant impact. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, limits on gatherings, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the economic impacts of the COVID-19 pandemic. The effects of the COVID-19 pandemic have had and may continue to have an unfavorable impact on certain parts of our business.

Health and safety
From the earliest signs of the outbreak, we have taken proactive action to protect the health and safety of our employees, customers, and suppliers. We have enacted rigorous safety measures in our sites, including implementing social distancing protocols, implementing working from home arrangements for those employees that do not need to be physically present on the manufacturing floor, suspending travel, extensively and frequently disinfecting our workspaces, conducting temperature monitoring at our facilities, and providing or accommodating the wearing of masks to those employees who must be physically present in their workplace and where masks are required by local government orders. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, and suppliers. For the three and six months ended June 30, 2020, we incurred $4.8 million and $5.7 million, respectively, of costs related to providing for the health and safety of our employees specific to the COVID-19 pandemic.

Operations
We have important manufacturing operations in the U.S. and around the world that have been affected by the COVID-19 pandemic, and we have taken certain actions to help curb its spread. Government-mandated measures providing for business curtailments or shutdowns generally exclude certain essential businesses and services, including businesses that manufacture and sell products that are considered essential to daily lives or otherwise operate in essential or critical sectors. While substantially all of our facilities are considered essential and have remained operational, during the second quarter of 2020, we experienced intermittent partial or full factory closures at certain facilities as a result of these measures or the need to sanitize the facilities and address employee well-being. During the second quarter of 2020, we also experienced brief interruptions in operations due to government-mandated shutdowns at our sites in India, Italy, and New Zealand. While sanitation-related closures or governmental shut-downs may occur again in the future, all of our manufacturing facilities currently remain operational.

Supply
During the second quarter of 2020, the COVID-19 pandemic impacted our factory productivity and supply chain. Certain of our suppliers, particularly in our pool and flow businesses, faced difficulties maintaining operations in light of manufacturing shutdowns and interruptions due to the COVID-19 pandemic, which negatively impacted our production and contributed to an increase in backlog. Further, in our pool business, we encountered production and capacity challenges as a result of supply chain issues and increased demand, which led to higher transportation and labor costs in order to timely deliver finished goods to our customers. Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have in certain cases resulted in higher costs and delays, both for obtaining raw materials and components and shipping finished goods to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations.

Demand
The COVID-19 pandemic has significantly increased economic and demand uncertainty. We have experienced and expect to continue to experience reductions in customer demand in several of our end-markets. Within our Consumer Solutions segment, while water quality has remained important to consumers, we have seen demand disruptions. During the second quarter of 2020, residential shelter-in-place orders and commercial closures significantly impacted our ability to reach our customers in our water solutions business. In particular, our commercial filtration business saw a decrease in demand due to restaurant and hospitality industry closures or operations at limited capacity across North America and Europe for much of the second quarter. Our pool business experienced high demand as consumers sheltered-in-place. This contributed to an increase in backlog as we exited the second quarter of 2020. We started to experience stabilization in demand in our residential water solutions business towards the end of the second quarter, but new or extended government-mandated shutdowns could impact demand for our Consumer Solutions products in the future.

Within our Industrial & Flow Technologies segment, demand for our residential flow products was negatively impacted due to store closures as a result of state-wide orders in the U.S. Sell through improved throughout the second quarter of 2020 in our residential and irrigation flow business, while distributors remained cautious on ordering. While infrastructure backlog remained steady in our commercial and infrastructure flow business, commercial demand softened. While we continue to monitor our commercial and infrastructure flow order book closely, it appears too early to determine at what rate backlog will be replenished. In our industrial filtration business, demand is mostly driven by customer capital spending, which was reduced and/or delayed in the second quarter of 2020 across most industries served. In addition, lower asset utilization drove down demand in industrial filtration aftermarket sales. While we are preparing for this business to remain under pressure for the second half of 2020, we expect long-term demand drivers for this business not to be significantly changed.

The current COVID-19 pandemic or continued spread of COVID-19 has caused a global economic slowdown, and a possibility of a global recession. In the event of a recession, demand for our products would decline and our business and results of operations would be adversely affected.

Cost mitigation actions
We began to see softening of demand in most of our businesses in April 2020, which continued through the second quarter of 2020, and we have taken steps across our organization to align costs with lower sales volumes. These steps include renegotiations with suppliers to reduce input costs, driving manufacturing direct labor reductions in line with volume drop, temporary furloughs, and hiring freezes, and delaying, reducing or eliminating purchased services and travel. Additionally, we are proactively managing our working capital and reviewing our capital spending plan for 2020, but have not deferred strategic ongoing initiatives. We also continue to monitor government economic stabilization efforts and have participated in certain legislative provisions, such as deferring estimated tax payments and utilizing job retention subsidies.

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

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first six months of 2020 and/or may impact our results in the future:

•
There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic and the extent of worldwide social, political and economic disruption it may continue to cause. The broader implications of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues, its effect on the demand for our products and services, the supply chain, and our manufacturing capacity, as well as the impact of governmental regulations imposed in response to the pandemic. See further discussion above under “COVID-19 Pandemic” for key trends and uncertainties with regard to the COVID-19 pandemic.

•
During 2019 and the first half of 2020, we executed certain business restructuring initiatives unrelated to the COVID-19 pandemic aimed at reducing our fixed cost structure and realigning our business. We expect these actions will contribute to margin growth in the second half of 2020.

•
We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the U.S. We are reinforcing that our businesses more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our core sales growth will likely be limited or may decline.

•
We have experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials, and we are uncertain as to the timing and impact of these market changes.

In 2020, our operating objectives include the following:

•	Managing our business through the COVID-19 pandemic, with a focus on:

◦	Protecting our employees, customers and our businesses;

◦	Optimizing our free cash flow and liquidity; and

◦	Delivering the best financial results possible in the near-term while staying focused on longer-term strategies.

•	Continued focus on accelerating Pentair Integrated Management System (“PIMS”);

•	Delivering our growth priorities through new products and global and market expansion, specifically in the areas of pool and residential and commercial filtration solutions;

•	Optimizing our technological capabilities to increasingly generate innovative new products and advance digital transformation; and

•	Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2020 and 2019 were as follows:

	Three months ended
In millions	June 30, 2020	June 30, 2019	$ Change	% / Point Change
Net sales	$713.3	$799.5	$(86.2)	(10.8)%
Cost of goods sold	468.2	512.8	(44.6)	(8.7)%
Gross profit	245.1	286.7	(41.6)	(14.5)%
% of net sales	34.4%	35.9%		(1.5	) pts

Selling, general and administrative	116.7	132.2	(15.5)	(11.7)%
% of net sales	16.4%	16.5%		(0.1	) pts
Research and development	17.3	20.7	(3.4)	(16.4)%
% of net sales	2.4%	2.6%		(0.2	) pts

Operating income	111.1	133.8	(22.7)	(17.0)%
% of net sales	15.6%	16.7%		(1.1	) pts

Loss on sale of businesses	0.1	0.1	—	N.M.
Other income	(0.3)	(12.9)	12.6	N.M.
Net interest expense	7.7	9.4	(1.7)	(18.1)%

Income from continuing operations before income taxes	103.6	137.2	(33.6)	(24.5)%
Provision for income taxes	29.8	22.1	7.7	34.8%
Effective tax rate	28.8%	16.1%		12.7	pts
N.M. Not Meaningful

The consolidated results of operations for the six months ended June 30, 2020 and June 30, 2019 were as follows:

	Six months ended
In millions	June 30, 2020	June 30, 2019	$ Change	% / Point Change
Net sales	$1,423.3	$1,488.4	$(65.1)	(4.4)%
Cost of goods sold	926.6	966.1	(39.5)	(4.1)%
Gross profit	496.7	522.3	(25.6)	(4.9)%
% of net sales	34.9%	35.1%		(0.2	) pts

Selling, general and administrative expenses	248.6	279.5	(30.9)	(11.1)%
% of net sales	17.5%	18.8%		(1.3	) pts
Research and development expenses	36.3	41.4	(5.1)	(12.3)%
% of net sales	2.6%	2.8%		(0.2	) pts

Operating income	211.8	201.4	10.4	5.2%
% of net sales	14.9%	13.5%		1.4	pts

Loss (gain) on sale of businesses	0.1	(3.4)	3.5	N.M.
Other expense (income)	0.9	(12.3)	13.2	N.M.
Net interest expense	14.6	16.7	(2.1)	(12.6)%

Income from continuing operations before income taxes	196.2	200.4	(4.2)	(2.1)%
Provision for income taxes	49.7	32.9	16.8	51.1%
Effective tax rate	25.3%	16.4%		8.9	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	over the prior year period	over the prior year period
Volume	(11.0)%	(5.4)%
Price	1.0	1.3
Core growth	(10.0)	(4.1)
Acquisition (divestiture)	0.1	0.7
Currency	(0.9)	(1.0)
Total	(10.8)%	(4.4)%
The 10.8 and 4.4 percentage point decreases in net sales in the second quarter and first half, respectively, of 2020 from 2019 were primarily driven by:

•	sales volume declines in both the Consumer Solutions and Industrial & Flow Technologies segments due to the impacts of the COVID-19 pandemic; and

•	unfavorable foreign currency effects compared to the same periods of the prior year.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales due to the Aquion and Pelican acquisitions in February 2019 and other small acquisitions in Consumer Solutions in the fourth quarter of 2019 and first half of 2020.

Gross profit
The 1.5 and 0.2 percentage point decreases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2020 from 2019 were primarily driven by:

•	unfavorable mix within the commercial and infrastructure flow and residential, commercial, and industrial filtration businesses;

•	higher freight and labor costs due to supply chain constraints in our pool business; and

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate impacts of inflation; and

•	increased productivity due to cost actions such as temporary furloughs and hiring freezes in response to the COVID-19 pandemic driving manufacturing efficiencies and lower operating expenses.
Selling, general and administrative expenses (“SG&A”)
The 0.1 and 1.3 percentage point decreases in SG&A as a percentage of sales in the second quarter and first half, respectively, of 2020 from 2019 were primarily driven by:

•	asset impairment of $18.2 million in the first half of 2019 that did not occur in 2020;

•	reduction in travel and entertainment, trade show and advertising expenses due to the COVID-19 pandemic;

•	lower sales incentive expense in line with decreased sales in our water solutions business and Industrial & Flow Technologies segment; and

•	restructuring and other costs of $3.5 million in the first half of 2020, compared to $7.8 million in the first half of 2019.
Net interest expense
The 18.1 and 12.6 percent decreases in net interest expense in the second quarter and first half, respectively, of 2020 from 2019 were primarily driven by:

•	cross currency swaps entered into in June 2019 and December 2019 resulting in more interest income in the second quarter and first half of 2020 than in the comparative 2019 periods; and

•
the impact of a weaker Euro relative to the U.S. Dollar, resulting in increased interest income on the cross currency swaps during the second quarter and first half of 2020, compared to the same periods in 2019.

Provision for income taxes
The 12.7 and 8.9 percentage point increases in the effective tax rate in the second quarter and first half, respectively, of 2020 from 2019 were primarily driven by:

•
the unfavorable impact of discrete items, including items related to the CARES Act and items related to final regulations as part of the Tax Cuts and Jobs Act of 2017 that place limitations on the deductibility of certain interest expense for U.S. tax purposes.

These increases were partially offset by:

•	the favorable mix of global earnings.
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

Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2020	June 30, 2019	% / Point Change		June 30, 2020	June 30, 2019	% / Point Change
Net sales	$401.2	$437.1	(8.2)%		$790.0	$795.3	(0.7)%
Segment income	96.7	109.0	(11.3)%		181.5	184.2	(1.5)%
% of net sales	24.1%	24.9%	(0.8	) pts	23.0%	23.2%	(0.2	) pts
Net sales
The components of the change in Consumer Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	over the prior year period	over the prior year period
Volume	(9.0)%	(2.8)%
Price	1.2	1.5
Core growth	(7.8)	(1.3)
Acquisition	0.1	1.2
Currency	(0.5)	(0.6)
Total	(8.2)%	(0.7)%
The 8.2 and 0.7 percent decreases in net sales for Consumer Solutions in the second quarter and first half, respectively, of 2020 from 2019 were primarily driven by:

•
decreased demand in the residential and commercial filtration businesses as government-mandated shutdown and shelter-in-place orders and commercial closures due to the COVID-19 pandemic impacted the ability to reach customers; and

•	unfavorable foreign currency effects compared to the same periods of the prior year.
These decreases were partially offset by:

•	increased sales volume across all product lines in our pool business in the first quarter of 2020 due to more normal weather patterns and reduced inventory levels in the channel compared to 2019;

•
increased sales volume across several of the product lines in our pool business in the second quarter of 2020 due to consumers increasing their pool use while sheltering-in-place due to the COVID-19 pandemic;

•	selective increases in selling prices to mitigate impacts of inflation; and

•	increased sales due to the Aquion and Pelican acquisitions that occurred in February 2019 and other small acquisitions in the fourth quarter of 2019 and first half of 2020.
Segment income
The components of the change in Consumer Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	over the prior year period		over the prior year period
Growth	(1.7	) pts	(0.3	) pts
Acquisition	0.5		0.4
Inflation	(1.3)		(1.4)
Productivity/Price	1.7		1.1
Total	(0.8	) pts	(0.2	) pts

The 0.8 and 0.2 percentage point decreases in segment income for Consumer Solutions as a percentage of net sales in the second quarter and first half, respectively, of 2020 from 2019 were primarily driven by:

•	decreased sales volumes in the second quarter of 2020 across all businesses due to the COVID-19 pandemic;

•	lower sales volume in the higher margin commercial filtration business;

•	higher freight and labor costs in our pool business due to supply chain constraints as a result of the COVID-19 pandemic; and

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	impact of Aquion and Pelican acquisitions;

•	increase in sales volume in our pool business in the first quarter of 2020 resulting in favorable sales mix;

•	reduction in travel and entertainment, trade show and advertising expenses due to the COVID-19 pandemic and other cost reduction initiatives; and

•	selective increases in selling prices to mitigate the impacts of inflation.
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended				Six months ended
In millions	June 30, 2020	June 30, 2019	% / Point Change		June 30, 2020	June 30, 2019	% / Point Change
Net sales	$311.8	$362.1	(13.9)%		$632.7	$692.4	(8.6)%
Segment income	44.1	59.7	(26.1)%		88.8	100.7	(11.8)%
% of net sales	14.1%	16.5%	(2.4	) pts	14.0%	14.5%	(0.5	) pts
Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	over the prior year period	over the prior year period
Volume	(13.5)%	(8.5)%
Price	0.9	1.2
Core growth	(12.6)	(7.3)
Currency	(1.3)	(1.3)
Total	(13.9)%	(8.6)%
The 13.9 and 8.6 percent decreases in net sales for Industrial & Flow Technologies in the second quarter and first half, respectively, of 2020 from 2019 were primarily driven by:

•	decreased sales volume in our residential and irrigation flow businesses due to market conditions resulting from the COVID-19 pandemic;

•
decreased sales volume in our commercial water supply and water disposal, industrial filtration and food and beverage businesses due to less project sales as a result of customers freezing their capital spending and less service and aftermarket revenue driven by reduced consumption and travel restrictions from government-mandated shutdowns and “shelter-in-place” orders due to the COVID-19 pandemic; and

•	unfavorable foreign currency effects compared to the same periods of the prior year.
These decreases were partially offset by:

•	sales growth in our infrastructure business as a result of strong backlog entering 2020; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	over the prior year period		over the prior year period
Growth	(3.7	) pts	(2.3	) pts
Inflation	(0.8)		(1.0)
Productivity/Price	2.1		2.8
Total	(2.4	) pts	(0.5	) pts
The 2.4 and 0.5 percentage point decreases in segment income for Industrial & Flow Technologies as a percentage of net sales in the second quarter and first half, respectively, of 2020 from 2019 were primarily driven by:

•	decreased sales volumes in our residential and irrigation flow businesses due to the COVID-19 pandemic, which resulted in decreased leverage on fixed operating expenses;

•
decreased sales volume in our commercial water supply and water disposal, industrial filtration and food and beverage businesses due to the COVID-19 pandemic along with unfavorable mix within our industrial filtration business; and

•	inflationary increases related to raw material and labor costs.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased productivity due to cost actions driving manufacturing efficiencies and lower operating expenses.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2020 and drew on our revolving credit facility to repay commercial paper and to fund our operations. This cash usage reversed in the second quarter of 2020 as the seasonality of our businesses peaked. Consistent with historical seasonal patterns, the second quarter of 2020 generated significant cash to fund our operations and we used this cash to significantly reduce the draw on our revolving credit facility.
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

Operating activities
Cash provided by operating activities of continuing operations was $266.5 million in the first six months of 2020, compared to $99.2 million in the same period of 2019.
The $266.5 million in net cash provided by operating activities of continuing operations in the first six months of 2020 primarily reflects $183.9 million of net income from continuing operations, net of non-cash depreciation and amortization. Additionally, the Company had a cash inflow of $59.1 million as a result of changes in net working capital, primarily the result of collections on accounts receivables from our early buy programs in the pool business that became due in the second quarter.

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
Investing activities
Cash used for investing activities was $58.9 million in the first six months of 2020, compared to $314.7 million in the same period of 2019. Net cash used for investing activities in the first six months of 2020 primarily reflects capital expenditures of $30.5 million and cash paid for acquisitions of $28.5 million, net of cash acquired.
Net cash used for investing activities in the first six months of 2019 primarily reflects capital expenditures of $29.8 million and cash paid for the Aquion and Pelican acquisitions of $284.5 million, net of cash acquired.
Financing activities
Net cash used for financing activities was $188.7 million in the first six months of 2020, compared to $222.4 million provided by financing activities in the same period of 2019. Net cash used for financing activities in the first six months of 2020 primarily relates to $115.2 million of share repurchases and dividend payments of $63.7 million.

Net cash provided by financing activities in the first six months of 2019 primarily relates to proceeds from long-term debt of $400.0 million, net receipts of commercial paper and revolving long-term debt of $32.9 million, partially offset by $150.0 million of share repurchases and payment of dividends of $62.0 million.
In April 2018, Pentair, PISG, PFSA and Pentair, Inc. entered into a credit agreement, providing for an $800.0 million senior unsecured revolving credit facility with a term of five years (the “Senior Credit Facility”), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. In June 2020, Pentair assumed the PISG guarantee. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating. In May 2019, PFSA executed an increase of the Senior Credit Facility by $100.0 million for a total commitment up to $900.0 million in the aggregate.
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
In June 2019, PFSA completed a public offering of $400.0 million aggregate principal amount of PFSA’s 4.500% Senior Notes due 2029 (the “2029 Notes”). We used the net proceeds of the 2029 Notes to partially repay outstanding commercial paper.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of June 30, 2020 and $117.8 million as of December 31, 2019, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
In March 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market in the second quarter of 2020 and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of June 30, 2020, total availability under the Senior Credit Facility was $763.5 million.

Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 30, 2020, we were in compliance with all financial covenants in our debt agreements, and there was no material uncertainty about our ongoing ability to meet these covenants.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at June 30, 2020. Borrowings under these credit facilities bear interest at variable rates.

We have $177.8 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of June 30, 2020 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of June 30, 2020, we have $63.1 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Supplemental guarantor information
Prior to the second quarter of 2020, Pentair plc (the “Parent Company Guarantor”) and PISG (the “Subsidiary Guarantor”), fully and unconditionally, guaranteed the senior notes of PFSA (the “Subsidiary Issuer”). The Subsidiary Guarantor is a Switzerland limited liability company and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg private limited liability company and 100 percent-owned subsidiary of the Parent Company Guarantor. In June 2020, the Parent Company Guarantor assumed the guarantee of the Subsidiary Guarantor, and the guarantee of the Subsidiary Guarantor was released.

The Parent Company Guarantor is a holding company established to own directly and indirectly substantially all of its operating and other subsidiaries. The Subsidiary Issuer is a holding company formed to own directly and indirectly substantially all of its operating and other subsidiaries and to issue debt securities, including the senior notes. The Parent Company Guarantor’s principal source of cash flow, including cash flow to make payments on the senior notes pursuant to the guarantees, is dividends from its subsidiaries. The Subsidiary Issuer’s principal source of cash flow is interest income from its subsidiaries. None of the subsidiaries of the Parent Company Guarantor or the Subsidiary Issuer is under any direct obligation to pay or otherwise fund amounts due on the senior notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. In addition, there may be statutory and regulatory limitations on the payment of dividends from certain subsidiaries of the Parent Company Guarantor or the Subsidiary Issuer. If such subsidiaries are unable to transfer funds to the Parent Company Guarantor or the Subsidiary Issuer and sufficient cash or liquidity is not otherwise available, the Parent Company Guarantor or the Subsidiary Issuer may not be able to make principal and interest payments on their outstanding debt, including the senior notes or the guarantees.

The following tables present summarized financial information as of and for the six months ended June 30, 2020 for the Parent Company Guarantor and Subsidiary Issuer and as of December 31, 2019 for the Parent Company Guarantor, Subsidiary Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

Six months ended
In millions	June 30, 2020

Net sales	$—
Gross profit	—
Loss from continuing operations before taxes	(9.8)
Net loss of continuing operations	(9.8)

In millions	June 30, 2020	December 31, 2019

Current assets (1)	$5.3	$3.6
Noncurrent assets (2)	1,000.5	1,303.2
Current liabilities (3)	320.6	702.6
Noncurrent liabilities (4)	1,447.6	1,428.4
(1) Includes assets due from non-guarantor subsidiaries of $2.4 million as of June 30, 2020 and December 31, 2019, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $988.1 million and $1,278.7 million as of June 30, 2020 and December 31, 2019, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $268.4 million and $648.8 million as of June 30, 2020 and December 31, 2019, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $454.7 million and $449.9 million as of June 30, 2020 and December 31, 2019, respectively.

Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. During the six months ended June 30, 2020, we repurchased 3.0 million of our shares for $115.2 million. As of June 30, 2020, we had $134.7 million available for share repurchases under this authorization.

In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend share repurchases under our existing share repurchase program. The existing program remains authorized by the Board of Directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Dividends payable
On May 5, 2020, the Board of Directors declared a quarterly cash dividend of $0.19, payable on August 7, 2020 to shareholders of record at the close of business on July 24, 2020. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $31.5 million at June 30, 2020, compared to $32.0 million at December 31, 2019.
We paid dividends in the first six months of 2020 of $63.7 million, or $0.38 per ordinary share compared with $62.0 million, or $0.36 per ordinary share, in the prior year period.

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

Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow greater than 100 percent conversion of net income. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2020	June 30, 2019
Net cash provided by operating activities of continuing operations	$266.5	$99.2
Capital expenditures of continuing operations	(30.5)	(29.8)
Proceeds from sale of property and equipment of continuing operations	0.1	0.4
Free cash flow from continuing operations	$236.1	$69.8
Net cash provided by operating activities of discontinued operations	(0.5)	(2.5)
Free cash flow	$235.6	$67.3
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, there have been no material changes in our market risk during the six months ended June 30, 2020. For additional information refer to Item 7A of our 2019 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2020, there were approximately 610 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of June 30, 2020, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
Our business and financial results have been and are expected to continue to be negatively impacted by the COVID-19 pandemic. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. In 2020, COVID-19 has significantly impacted economic activity and markets around the world, and it is expected to negatively impact our business in numerous ways, including but not limited to those outlined below:

•
The COVID-19 pandemic has caused a global economic slowdown that may last for a potentially extended duration, and it is possible that it could cause a global recession. Deteriorating economic and political conditions caused by the COVID-19 pandemic, such as increased unemployment, decreases in capital spending, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products.

•
Due to the impacts of the COVID-19 pandemic, we have experienced and expect to continue to experience reductions in customer demand for certain of our products and in several of our end-markets, including residential and commercial filtration, residential and irrigation flow, commercial flow, industrial filtration and food and beverage.

•
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, certain elements of our business (including certain elements of our operations, supply chains and distribution systems), including as a result of impacts associated with required, preventive and precautionary measures that we, other businesses, our communities and governments are taking. These impacts include requiring employees to work from home or not go into their offices or plants, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, reducing employee travel and adopting other employee safety measures. These measures also may impact our ability to meet production demands or requests and may delay our new product introductions depending on employee attendance or ability to continue to work.

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

•
Government or regulatory responses to the COVID-19 pandemic have and are likely to continue to negatively impact our business. During the first and second quarters of 2020, mandatory lockdowns or other restrictions on operations in some countries temporarily disrupted our ability to manufacture or distribute our products in some of these markets. Continuation or expansion of these disruptions could materially adversely impact our operations and results. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could significantly impact our ability to support our operations and customers, meet demand, develop new products, ship our backlog and also impact the ability of our employees to get to their workplaces to produce products and services, or significantly hamper our products from moving through the supply chain.

•
The impacts of the COVID-19 pandemic may limit our ability to reduce our overall operating costs. We have experienced increased costs relating to our efforts to mitigate the impact of the COVID-19 pandemic through enhanced sanitization procedures and social-distancing measures we have enacted and will likely continue to enact at our locations around the world in an effort to protect our employees’ health and well-being.

•
The COVID-19 pandemic has disrupted and is expected to continue to disrupt our operations, global supply chain and routes to market or those of our suppliers or their suppliers. These disruptions or our failure to effectively respond to them have increased and may continue to increase product, distribution or labor costs or cause delays in delivering our backlog or may cause an inability to deliver products to our customers or meet customer demand.

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

•	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in legal claims or litigation against us.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2020:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 25	7,801	$31.12	—	$134,718,028
April 26 - May 23	20,417	35.05	—	134,718,028
May 24 - June 30	235	37.65	—	134,718,028
Total	28,453		—

(a)
The purchases in this column include 7,801 shares for the period April 1 - April 25, 20,417 shares for the period April 26 - May 23 and 235 shares for the period May 24 - June 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

(b)
The average price paid in this column includes shares deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted and performance shares.

(c)
The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to the maximum dollar limit authorized by the Board of Directors, discussed below.

(d)
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The 2018 authorization expires on May 31, 2021. As of June 30, 2020, we had $134.7 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2020

4.1	Eighth Supplemental Indenture, dated as of June 22, 2020, among Pentair Finance S.à r.l., Pentair plc, Pentair Investments Switzerland GmbH and Wells Fargo Bank National Association as Trustee.
4.2	Seventh Supplemental Indenture, dated as of June 22, 2020, among Pentair Finance S.à r.l., Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association as Trustee.
10.1	Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2020 (File No. 001-11625)).
10.2
Form of Key Executive Employment and Severance Agreement for Robert P. Fishman, Jerome O. Pedretti, and Mario R. D’Ovidio (Incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 2020.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer