Form 10-Q
period 2020-09-30
PENTAIR plc
filed 2020-10-20
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020
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

On September 30, 2020, 166,346,297 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$798.5	$713.6	$2,221.8	$2,202.0
Cost of goods sold	521.1	458.6	1,447.7	1,424.7
Gross profit	277.4	255.0	774.1	777.3
Selling, general and administrative expenses	130.0	126.4	378.6	405.9
Research and development expenses	19.3	19.8	55.6	61.2
Operating income	128.1	108.8	339.9	310.2
Other (income) expense:
Loss (gain) on sale of businesses	—	0.1	0.1	(3.3)
Net interest expense	5.4	6.9	20.0	23.6
Other (income) expense	(2.5)	0.6	(1.6)	(11.7)
Income from continuing operations before income taxes	125.2	101.2	321.4	301.6
Provision for income taxes	14.4	9.9	64.1	42.8
Net income from continuing operations	110.8	91.3	257.3	258.8
Income (loss) from discontinued operations, net of tax	—	1.0	(1.7)	(0.9)
Net income	$110.8	$92.3	$255.6	$257.9
Comprehensive income, net of tax
Net income	$110.8	$92.3	$255.6	$257.9
Changes in cumulative translation adjustment	25.1	(25.8)	15.5	(28.3)
Changes in market value of derivative financial instruments, net of tax	(22.6)	21.9	(1.3)	22.8
Comprehensive income	$113.3	$88.4	$269.8	$252.4
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.67	$0.54	$1.54	$1.53
Discontinued operations	—	0.01	(0.01)	(0.01)
Basic earnings per ordinary share	$0.67	$0.55	$1.53	$1.52
Diluted
Continuing operations	$0.66	$0.54	$1.54	$1.52
Discontinued operations	—	0.01	(0.01)	(0.01)
Diluted earnings per ordinary share	$0.66	$0.55	$1.53	$1.51
Weighted average ordinary shares outstanding
Basic	166.1	168.1	166.6	169.7
Diluted	167.1	168.6	167.4	170.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2020	December 31, 2019
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$82.6	$82.5
Accounts receivable, net of allowances of $8.7 and $10.3, respectively	362.1	502.9
Inventories	401.7	377.4
Other current assets	117.1	99.1
Total current assets	963.5	1,061.9
Property, plant and equipment, net	291.1	283.2
Other assets
Goodwill	2,329.6	2,258.3
Intangibles, net	323.3	339.2
Other non-current assets	196.0	196.9
Total other assets	2,848.9	2,794.4
Total assets	$4,103.5	$4,139.5
Liabilities and Equity
Current liabilities
Accounts payable	$276.6	$325.1
Employee compensation and benefits	107.0	71.0
Other current liabilities	435.3	352.9
Total current liabilities	818.9	749.0
Other liabilities
Long-term debt	805.2	1,029.1
Pension and other post-retirement compensation and benefits	94.5	96.4
Deferred tax liabilities	112.0	104.4
Other non-current liabilities	223.1	206.7
Total liabilities	2,053.7	2,185.6
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 166.3 and 168.3 issued at September 30, 2020 and December 31, 2019, respectively	1.7	1.7
Additional paid-in capital	1,698.8	1,777.7
Retained earnings	561.6	401.0
Accumulated other comprehensive loss	(212.3)	(226.5)
Total equity	2,049.8	1,953.9
Total liabilities and equity	$4,103.5	$4,139.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2020	September 30, 2019
Operating activities
Net income	$255.6	$257.9
Loss from discontinued operations, net of tax	1.7	0.9
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(1.0)	(3.0)
Depreciation	34.4	36.4
Amortization	21.5	24.1
Deferred income taxes	8.5	(17.7)
Loss (gain) on sale of businesses	0.1	(3.3)
Share-based compensation	15.2	15.3
Asset impairment	—	18.2
Pension settlement gain	—	(11.8)
Pension and other post-retirement plan contribution	—	(11.1)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	147.3	82.8
Inventories	(17.7)	4.0
Other current assets	(13.4)	(10.5)
Accounts payable	(46.7)	(128.8)
Employee compensation and benefits	35.0	(19.1)
Other current liabilities	61.1	21.3
Other non-current assets and liabilities	(0.8)	10.5
Net cash provided by operating activities of continuing operations	500.8	266.1
Net cash used for operating activities of discontinued operations	(0.5)	(1.4)
Net cash provided by operating activities	500.3	264.7
Investing activities
Capital expenditures	(44.4)	(44.6)
Proceeds from sale of property and equipment	0.1	0.4
Proceeds from the sale of businesses, net	—	0.7
Acquisitions, net of cash acquired	(28.5)	(284.5)
Other	2.2	(1.5)
Net cash used for investing activities	(70.6)	(329.5)
Financing activities
Net (repayments) receipts of commercial paper and revolving long-term debt	(151.3)	91.2
Proceeds from long-term debt	—	400.0
Repayments of long-term debt	(74.0)	(151.5)
Debt issuance costs	—	(6.3)
Shares issued to employees, net of shares withheld	21.1	6.8
Repurchases of ordinary shares	(115.2)	(150.0)
Dividends paid	(95.4)	(92.4)
Net cash (used for) provided by financing activities	(414.8)	97.8
Effect of exchange rate changes on cash and cash equivalents	(14.8)	5.9
Change in cash and cash equivalents	0.1	38.9
Cash and cash equivalents, beginning of period	82.5	74.3
Cash and cash equivalents, end of period	$82.6	$113.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	168.3	$1.7	$1,777.7	$401.0	$(226.5)	$1,953.9
Net income	—	—	—	72.7	—	72.7
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Dividends declared, $0.19 per share	—	—	—	(31.6)	—	(31.6)
Share repurchases	(3.0)	—	(115.2)	—	—	(115.2)
Exercise of options, net of shares tendered for payment	0.3	—	8.8	—	—	8.8
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.2	—	—	6.2
Balance - March 31, 2020	165.7	$1.7	$1,673.9	$442.1	$(225.2)	$1,892.5
Net income	—	—	—	72.1	—	72.1
Other comprehensive income, net of tax	—	—	—	—	10.4	10.4
Dividends declared, $0.19 per share	—	—	—	(31.7)	—	(31.7)
Exercise of options, net of shares tendered for payment	0.1	—	2.8	—	—	2.8
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	4.2	—	—	4.2
Balance - June 30, 2020	165.9	$1.7	$1,680.3	$482.5	$(214.8)	$1,949.7
Net income	—	—	—	110.8	—	110.8
Other comprehensive income, net of tax	—	—	—	—	2.5	2.5
Dividends declared, $0.19 per share	—	—	—	(31.7)	—	(31.7)
Exercise of options, net of shares tendered for payment	0.4	—	14.1	—	—	14.1
Shares surrendered by employees to pay taxes	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	4.8	—	—	4.8
Balance - September 30, 2020	166.3	$1.7	$1,698.8	$561.6	$(212.3)	$2,049.8

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	171.4	$1.7	$1,893.8	$169.2	$(228.6)	$1,836.1
Net income	—	—	—	51.3	—	51.3
Other comprehensive income, net of tax	—	—	—	—	2.7	2.7
Dividends declared, $0.18 per share	—	—	—	(31.0)	—	(31.0)
Exercise of options, net of shares tendered for payment	0.3	—	9.1	—	—	9.1
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(3.2)	—	—	(3.2)
Share-based compensation	—	—	5.4	—	—	5.4
Balance - March 31, 2019	171.9	$1.7	$1,905.1	$189.5	$(225.9)	$1,870.4
Net income	—	—	—	114.3	—	114.3
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)
Dividends declared, $0.18 per share	—	—	—	(30.4)	—	(30.4)
Share repurchases	(4.0)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.1	—	2.2	—	—	2.2
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(0.9)	—	—	(0.9)
Share-based compensation	—	—	5.3	—	—	5.3
Balance - June 30, 2019	168.0	$1.7	$1,761.7	$273.4	$(230.2)	$1,806.6
Net income	—	—	—	92.3	—	92.3
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Dividends declared, $0.18 per share	—	—	—	(30.4)	—	(30.4)
Exercise of options, net of shares tendered for payment	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	4.6	—	—	4.6
Balance - September 30, 2019	168.1	$1.7	$1,765.9	$335.3	$(234.1)	$1,868.8
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

The following table summarizes the activity in the allowance for credit losses for the nine months ended September 30, 2020:

In millions	September 30, 2020
Beginning balance	$10.3
Bad debt expense	(0.7)
Write-offs, net of recoveries	(0.8)
Other (1)	(0.1)
Ending balance	$8.7
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
U.S.	$541.2	$445.0	$1,487.9	$1,382.1
Western Europe	92.6	97.8	281.3	309.0
Developing (1)	108.3	119.9	303.2	357.8
Other Developed (2)	56.4	50.9	149.4	153.1
Consolidated net sales	$798.5	$713.6	$2,221.8	$2,202.0
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Residential	$520.3	$395.5	$1,375.8	$1,230.1
Commercial	126.0	154.3	391.8	475.7
Industrial	152.2	163.8	454.2	496.2
Consolidated net sales	$798.5	$713.6	$2,221.8	$2,202.0

Performance obligations
On September 30, 2020, we had $61.5 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	September 30, 2020	December 31, 2019	$ Change	% Change
Contract assets	$55.6	$41.0	$14.6	35.6%
Contract liabilities	29.1	32.6	(3.5)	(10.7)%
Net contract assets	$26.5	$8.4	$18.1	215.5%

The $18.1 million increase in net contract assets from December 31, 2019 to September 30, 2020 was primarily the result of timing of milestone payments and impact of foreign currency fluctuations. Approximately 80% of our contract liabilities at December 31, 2019 were recognized in revenue in the first nine months of 2020. There were no impairment losses recognized on our contract assets for the three or nine months ended September 30, 2020.

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

During the first nine months of 2020, our Consumer Solutions reporting segment completed acquisitions with purchase prices totaling $28.5 million in cash, net of cash acquired.

The pro forma impact of these acquisitions is not material.

4.Share Plans
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

Total share-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Restricted stock units	$3.0	$2.5	$9.3	$8.2
Stock options	0.6	0.9	2.2	3.4
Performance share units	1.2	1.2	3.7	3.7
Total share-based compensation expense	$4.8	$4.6	$15.2	$15.3

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2020 Annual Grant
Risk-free interest rate	1.61%
Expected dividend yield	1.80%
Expected share price volatility	24.10%
Expected term (years)	6.8

These estimates require us to make assumptions based on historical results, observance of trends in our share price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, share-based compensation expense, as calculated and recorded under the accounting guidance, could have been affected. We based the expected life assumption on historical experience as well as the terms and vesting periods of the options granted. For purposes of determining expected share price volatility, we considered a rolling average of historical volatility measured over a period approximately equal to the expected option term. The risk-free interest rate for periods that coincide with the expected life of the options is based on the United States (“U.S”). Treasury Department yield curve in effect at the time of grant.

5.Restructuring
During the nine months ended September 30, 2020 and the year ended December 31, 2019, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business, including the reduction in headcount of approximately 150 and 375 employees, respectively.
Restructuring-related costs within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Severance and related costs	$1.2	$2.1	$5.0	$9.6
Other	0.6	0.8	0.6	1.1
Total restructuring costs	$1.8	$2.9	$5.6	$10.7
Restructuring costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Consumer Solutions	$0.4	$1.5	$2.4	$4.9
Industrial & Flow Technologies	1.1	0.5	1.7	3.7
Other	0.3	0.9	1.5	2.1
Consolidated	$1.8	$2.9	$5.6	$10.7
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2020:

In millions	September 30, 2020
Beginning balance	$16.2
Costs incurred	5.0
Cash payments and other	(8.8)
Ending balance	$12.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
6.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$110.8	$92.3	$255.6	$257.9
Net income from continuing operations	$110.8	$91.3	$257.3	$258.8
Weighted average ordinary shares outstanding
Basic	166.1	168.1	166.6	169.7
Dilutive impact of stock options, restricted stock units and performance share units	1.0	0.5	0.8	0.6
Diluted	167.1	168.6	167.4	170.3
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.67	$0.54	$1.54	$1.53
Discontinued operations	—	0.01	(0.01)	(0.01)
Basic earnings per ordinary share	$0.67	$0.55	$1.53	$1.52
Diluted
Continuing operations	$0.66	$0.54	$1.54	$1.52
Discontinued operations	—	0.01	(0.01)	(0.01)
Diluted earnings per ordinary share	$0.66	$0.55	$1.53	$1.51
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.6	2.2	2.2	2.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7.    Supplemental Balance Sheet Information

In millions	September 30, 2020	December 31, 2019
Inventories
Raw materials and supplies	$213.0	$196.2
Work-in-process	65.7	65.2
Finished goods	123.0	116.0
Total inventories	$401.7	$377.4
Other current assets
Cost in excess of billings	$55.6	$41.0
Prepaid expenses	51.0	48.3
Prepaid income taxes	7.3	5.2
Other current assets	3.2	4.6
Total other current assets	$117.1	$99.1
Property, plant and equipment, net
Land and land improvements	$34.7	$33.7
Buildings and leasehold improvements	190.7	188.1
Machinery and equipment	566.2	537.2
Capitalized software	74.5	73.5
Construction in progress	54.2	48.1
Total property, plant and equipment	920.3	880.6
Accumulated depreciation and amortization	629.2	597.4
Total property, plant and equipment, net	$291.1	$283.2
Other non-current assets
Right-of-use lease assets	$78.0	$77.2
Deferred income taxes	29.6	29.6
Deferred compensation plan assets	19.8	21.3
Other non-current assets	68.6	68.8
Total other non-current assets	$196.0	$196.9
Other current liabilities
Dividends payable	$31.7	$32.0
Accrued warranty	36.2	32.1
Accrued rebates and incentives	148.7	83.5
Billings in excess of cost	21.7	22.5
Current lease liability	20.2	19.0
Income taxes payable	22.8	11.1
Accrued restructuring	12.4	16.2
Other current liabilities	141.6	136.5
Total other current liabilities	$435.3	$352.9
Other non-current liabilities
Long-term lease liability	$62.4	$61.1
Income taxes payable	45.6	45.4
Self-insurance liabilities	39.8	41.6
Deferred compensation plan liabilities	19.8	21.3
Foreign currency contract liabilities	27.8	11.6
Other non-current liabilities	27.7	25.7
Total other non-current liabilities	$223.1	$206.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2019	Purchase Accounting Adjustments	Acquisitions	Foreign currency translation/other	September 30, 2020
Consumer Solutions	$1,501.4	$14.4	$25.8	$6.4	$1,548.0
Industrial & Flow Technologies	756.9	—	—	24.7	781.6
Total goodwill	$2,258.3	$14.4	$25.8	$31.1	$2,329.6
Identifiable intangible assets consisted of the following:

	September 30, 2020			December 31, 2019
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$426.1	$(294.6)	$131.5	$418.1	$(269.1)	$149.0
Proprietary technology and patents	42.9	(28.1)	14.8	42.3	(25.5)	16.8
Total definite-life intangibles	469.0	(322.7)	146.3	460.4	(294.6)	165.8
Indefinite-life intangibles
Trade names	177.0	—	177.0	173.4	—	173.4
Total intangibles	$646.0	$(322.7)	$323.3	$633.8	$(294.6)	$339.2
Identifiable intangible asset amortization expense was $6.9 million and $7.6 million for the three months ended September 30, 2020 and 2019, respectively, and $21.5 million and $24.1 million for the nine months ended September 30, 2020 and 2019, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2020 and the next five years is as follows:

	Q4
In millions	2020	2021	2022	2023	2024	2025
Estimated amortization expense	$6.7	$23.0	$15.9	$13.3	$12.7	$12.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2020	Maturity Year	September 30, 2020	December 31, 2019
Commercial paper	N/A	2023	$—	$117.8
Revolving credit facilities	1.248%	2023	2.2	35.8
Term loans	1.244%	2023	200.0	200.0
Senior notes - fixed rate (1)	3.625%	2020	—	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(8.4)	(9.9)
Total debt			$805.2	$1,029.1
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of September 30, 2020 and $117.8 million as of December 31, 2019, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
In March 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market in the second quarter of 2020 and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of September 30, 2020, total availability under the Senior Credit Facility was $897.8 million.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at September 30, 2020. Borrowings under these credit facilities bear interest at variable rates.

We have $103.8 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of September 30, 2020 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2020 matures on a calendar year basis as follows:

	Q4
In millions	2020	2021	2022	2023	2024	2025	Thereafter	Total
Contractual debt obligation maturities	$—	$103.8	$88.3	$202.2	$—	$19.3	$400.0	$813.6
10.Derivatives and Financial Instruments
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

At September 30, 2020 and December 31, 2019, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $19.5 million and $17.0 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At September 30, 2020 and December 31, 2019, we had outstanding cross currency swap agreements with a combined notional amount of $816.6 million and $770.0 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $4.0 million and $1.8 million at September 30, 2020 and December 31, 2019, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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
•short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable and variable-rate debt) — recorded amount approximates fair value because of the short maturity period;
•long-term fixed-rate debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance;
•foreign currency contract agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and
•deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are valued at net asset value (“NAV”), which is based on the fair value of the underlying securities owned by the fund and divided by the number of shares outstanding.
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2020		December 31, 2019
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$202.2	$202.2	$353.6	$353.6
Fixed rate debt	611.4	674.5	685.4	732.2
Total debt	$813.6	$876.7	$1,039.0	$1,085.8
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.1	$—	$—	$0.1
Foreign currency contract liabilities	—	(27.8)	—	—	(27.8)
Deferred compensation plan assets	10.0	—	—	9.8	19.8
Total recurring fair value measurements	$10.0	$(27.7)	$—	$9.8	$(7.9)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.1	$—	$—	$0.1
Foreign currency contract liabilities	—	(11.6)	—	—	(11.6)
Deferred compensation plan assets	12.5	—	—	8.8	21.3
Total recurring fair value measurements	$12.5	$(11.5)	$—	$8.8	$9.8
Nonrecurring fair value measurements (1)
(1)During the year ended December 31, 2019, we recorded impairment charges for cost method investments in the amount of $21.2 million, of which $18.2 million was recorded in the nine months ended September 30, 2019. A valuation method using unobservable inputs was utilized to determine the fair value. We wrote the balance of the cost method investments to zero.
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
The effective income tax rate for the nine months ended September 30, 2020 was 19.9%, compared to 14.2% for the nine months ended September 30, 2019. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the ability to carryback net operating losses arising in taxable years from 2018 through 2020. The CARES Act provides positive cash benefits of approximately $28.7 million, offset by an increase to our 2020 annual effective tax rate of approximately 1.0% and $5.1 million in discrete tax items recorded in the first nine months of 2020 mainly attributable to base erosion and anti-abuse tax related to 2019.
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
The liability for uncertain tax positions was $46.8 million and $47.4 million at September 30, 2020 and December 31, 2019, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
12.Benefit Plans
Components of net periodic benefit expense (income) for our pension plans for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service cost	$0.8	$0.7	$2.4	$1.8
Interest cost	0.7	0.9	2.1	6.3
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(3.6)
Plan settlement loss (gain) (1)	—	0.4	—	(11.8)
Net periodic benefit expense (income)	$1.3	$1.8	$3.9	$(7.3)
(1) In 2019, we received all required government approvals to terminate the Pentair Salaried Plan (the “Salaried Plan”) and entered into an agreement with an insurance company to purchase from us, through an annuity contract, our remaining obligations under the Salaried Plan. For the nine months ended September 30, 2019, we contributed $11.1 million to the Salaried Plan as part of the process to settle our obligations. As a result of these actions, a non-cash pre-tax settlement gain of $11.8 million was recorded for the nine months ended September 30, 2019.

Components of net periodic benefit expense (income) for our other post-retirement plans for the three and nine months ended September 30, 2020 and 2019 were not material.
13.Shareholders’ Equity
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. During the nine months ended September 30, 2020, we repurchased 3.0 million of our shares for $115.2 million. As of September 30, 2020, we had $134.7 million available for share repurchases under this authorization.

In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend share repurchases under our existing share repurchase program. The temporary suspension of share repurchases has been lifted. The existing program remains authorized by the Board of Directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Dividends payable
On September 22, 2020, the Board of Directors declared a quarterly cash dividend of $0.19, payable on November 6, 2020 to shareholders of record at the close of business on October 23, 2020. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $31.7 million at September 30, 2020, compared to $32.0 million at December 31, 2019.
14.Segment Information
Effective January 1, 2020, we reorganized our business segments to better support our organization with our strategies and to better align with our customer base, resulting in a change to our reporting segments. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation. As part of this reorganization, the legacy Aquatic Systems, Flow Technologies, and Filtration Solutions segments were realigned into two reportable business segments:
•Consumer Solutions — This segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business’s products include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations. The primary focus of this segment is business-to-consumer.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
•Industrial & Flow Technologies — This segment manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps, and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray. The primary focus of this segment is business-to-business.
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
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales
Consumer Solutions	$470.8	$377.0	$1,260.8	$1,172.3
Industrial & Flow Technologies	327.4	336.2	960.1	1,028.6
Other	0.3	0.4	0.9	1.1
Consolidated	$798.5	$713.6	$2,221.8	$2,202.0
Segment income (loss)
Consumer Solutions	$113.8	$81.9	$295.3	$266.1
Industrial & Flow Technologies	42.7	55.9	131.5	156.6
Other	(16.0)	(15.0)	(50.1)	(47.1)
Consolidated	$140.5	$122.8	$376.7	$375.6
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Segment income	$140.5	$122.8	$376.7	$375.6
Deal-related costs and expenses	—	—	(0.4)	(4.2)
Inventory step-up	—	—	—	(2.2)
Restructuring and other	(2.1)	(5.9)	(5.6)	(13.7)
Intangible amortization	(6.9)	(7.6)	(21.5)	(24.1)
Pension settlement (loss) gain	—	(0.4)	—	11.8
Asset impairment	—	—	—	(18.2)
(Loss) gain on sale of businesses	—	(0.1)	(0.1)	3.3
COVID-19 related costs and expenses	(2.6)	—	(8.3)	—
Net interest expense	(5.4)	(6.9)	(20.0)	(23.6)
Other income (expense)	1.7	(0.7)	0.6	(3.1)
Income from continuing operations before income taxes	$125.2	$101.2	$321.4	$301.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
15.Commitments and Contingencies
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
The changes in the carrying amount of service and product warranties of continuing operations for the nine months ended September 30, 2020 were as follows:

In millions	September 30, 2020
Beginning balance	$32.1
Service and product warranty provision	42.2
Payments	(38.3)
Foreign currency translation	0.2
Ending balance	$36.2
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
As of September 30, 2020 and December 31, 2019, the outstanding value of bonds, letters of credit and bank guarantees totaled $97.3 million and $91.3 million, respectively.

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
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. For the first nine months of 2020, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 57% and 43% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:
•Consumer Solutions — This segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business’s products include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations. The primary focus of this segment is business-to-consumer.

•Industrial & Flow Technologies — This segment manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps, and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray. The primary focus of this segment is business-to-business.
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

Health and safety
From the earliest signs of the outbreak, we have taken proactive action to protect the health and safety of our employees, customers, and suppliers. We have enacted rigorous safety measures in our sites, including implementing social distancing protocols, implementing working from home arrangements for those employees who do not need to be physically present on the manufacturing floor and do not provide manufacturing-support activities, suspending travel, extensively and frequently disinfecting our workspaces, conducting temperature monitoring at our facilities, and providing or accommodating the wearing of facial coverings to those employees who must be physically present in their workplace and where facial coverings are required by local government orders. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, and suppliers. For the three and nine months ended September 30, 2020, we incurred $2.6 million and $8.3 million, respectively, of costs related to providing for the health and safety of our employees specific to the COVID-19 pandemic.

Operations
We have important manufacturing operations in the U.S. and around the world that have been affected by the COVID-19 pandemic, and we have taken certain actions to help curb its spread. Government-mandated measures providing for business curtailments or shutdowns generally exclude certain essential businesses and services, including businesses that manufacture and sell products that are considered essential to daily lives or otherwise operate in essential or critical sectors. While substantially all of our manufacturing facilities are considered essential and have remained operational, we have experienced intermittent partial or full factory closures at certain facilities as a result of these measures or the need to sanitize the facilities and address employee well-being. We also experienced brief interruptions in operations due to government-mandated shutdowns at our sites in India, Italy, and New Zealand during the first nine months of 2020. While sanitation-related closures or governmental shutdowns may occur again in the future, all of our manufacturing facilities currently remain operational.

Supply
The COVID-19 pandemic has impacted our factory productivity and supply chain. Certain of our suppliers, particularly in our pool and flow businesses, faced difficulties maintaining operations in light of manufacturing shutdowns and interruptions due to the COVID-19 pandemic, which negatively impacted our production and contributed to an increase in backlog. During the third quarter of 2020, we identified second source suppliers and increased supply for key items in our pool business to reduce the production and capacity challenges we encountered in the second quarter of 2020 as a result of supply chain issues and increased demand. These supply chain and capacity challenges have led to higher transportation and labor costs in order to timely deliver finished goods to our customers. Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have in certain cases resulted in higher costs and delays, both for obtaining raw materials and components and shipping finished goods to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations.

Demand
The COVID-19 pandemic has significantly increased economic and demand uncertainty. We have experienced and expect to continue to experience reductions in customer demand in several of our end-markets.

Within our Consumer Solutions segment, while water quality has remained important to consumers, we have seen demand disruptions. Our Consumer Solutions segment delivered strong growth in the third quarter of 2020 led by strength in residential markets, particularly our pool business. Our pool business has experienced high demand as consumers sheltered-in-place and have spent more time at home. This contributed to an increase in backlog as we exited both the second and third quarters of 2020. While shelter-in-place orders impacted our ability to reach our customers in our residential water treatment business at the beginning of the second quarter of 2020, we started to see stabilization in demand in this business towards the end of the second quarter and then saw demand rebound in the third quarter as consumers became more comfortable allowing dealers back into their homes to test their water and install new systems. Our commercial filtration business was significantly impacted by restaurant and hospitality industry closures or operations at limited capacity across North America and Europe in the second quarter and to a lesser extent in the third quarter. New or extended government-mandated shutdowns could impact demand for our Consumer Solutions products in the future.

Within our Industrial & Flow Technologies segment, demand for our residential flow products was negatively impacted due to store closures as a result of state-wide orders in the U.S. Sell through improved throughout the second and third quarters of 2020 in our residential and irrigation flow businesses driven by pent up demand from the earlier closures. Demand continued to remain soft in our commercial and infrastructure flow business, but stabilized in the third quarter of 2020. While we continue to monitor our commercial and infrastructure flow order book closely, it appears too early to determine at what rate backlog will be replenished. In our industrial filtration business, demand is mostly driven by customer capital spending, which was reduced and/or delayed beginning in the second quarter of 2020 across most industries served. In addition, lower asset utilization drove down demand in industrial filtration aftermarket sales. While we are preparing for this business to remain under pressure in the fourth quarter of 2020, we expect long-term demand drivers for this business not to be significantly changed.

The current COVID-19 pandemic or continued spread of COVID-19 has caused a global economic slowdown, and a possibility of a global recession. In the event of a recession, demand for our products would decline and our business and results of operations would be adversely affected.

Cost mitigation actions
We began to see softening of demand in certain businesses in April 2020. As a result, we have taken steps across our organization to align costs with lower sales volumes. These steps include renegotiations with suppliers to reduce input costs, driving manufacturing direct labor reductions in line with volume drop, temporary furloughs, and hiring freezes, and delaying, reducing or eliminating purchased services and travel. Additionally, we are proactively managing our working capital and reviewing our capital spending plan for 2020, but have not deferred strategic ongoing initiatives. We also continue to monitor government economic stabilization efforts and have participated in certain legislative provisions, such as deferring estimated tax payments and utilizing job retention subsidies.

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

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first nine months of 2020 and/or may impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic and the extent of worldwide social, political and economic disruption it may continue to cause. The broader implications of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues, its effect on the demand for our products and services, the supply chain, and our manufacturing capacity, as well as the impact of governmental regulations imposed in response to the pandemic. See further discussion above under “COVID-19 Pandemic” for key trends and uncertainties with regard to the COVID-19 pandemic.
•During 2019 and the first nine months of 2020, we executed certain business restructuring initiatives unrelated to the COVID-19 pandemic aimed at reducing our fixed cost structure and realigning our business. We expect these actions will contribute to margin growth in 2021.
•We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the U.S. We are reinforcing that our businesses more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our core sales growth will likely be limited or may decline.
•We have experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials, and we are uncertain as to the timing and impact of these market changes.
In 2020, our operating objectives include the following:
•Managing our business through the COVID-19 pandemic, with a focus on:
◦Protecting our employees, customers and our businesses;
◦Optimizing our free cash flow and liquidity; and
◦Delivering the best financial results possible in the near-term while staying focused on longer-term strategies.
•Continued focus on accelerating Pentair Integrated Management System (“PIMS”);
•Delivering our growth priorities through new products and global and market expansion, specifically in the areas of pool and residential and commercial filtration solutions;
•Optimizing our technological capabilities to increasingly generate innovative new products and advance digital transformation; and
•Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2020 and 2019 were as follows:

	Three months ended
In millions	September 30, 2020	September 30, 2019	$ Change	% / Point Change
Net sales	$798.5	$713.6	$84.9	11.9%
Cost of goods sold	521.1	458.6	62.5	13.6%
Gross profit	277.4	255.0	22.4	8.8%
% of net sales	34.7%	35.7%		(1.0)	pts

Selling, general and administrative	130.0	126.4	3.6	2.8%
% of net sales	16.3%	17.7%		(1.4)	pts
Research and development	19.3	19.8	(0.5)	(2.5)%
% of net sales	2.4%	2.8%		(0.4)	pts

Operating income	128.1	108.8	19.3	17.7%
% of net sales	16.0%	15.2%		0.8	pts

Loss on sale of businesses	—	0.1	(0.1)	N.M.
Other (income) expense	(2.5)	0.6	(3.1)	N.M.
Net interest expense	5.4	6.9	(1.5)	(21.7)%

Income from continuing operations before income taxes	125.2	101.2	24.0	23.7%
Provision for income taxes	14.4	9.9	4.5	45.5%
Effective tax rate	11.5%	9.8%		1.7	pts
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Nine months ended
In millions	September 30, 2020	September 30, 2019	$ Change	% / Point Change
Net sales	$2,221.8	$2,202.0	$19.8	0.9%
Cost of goods sold	1,447.7	1,424.7	23.0	1.6%
Gross profit	774.1	777.3	(3.2)	(0.4)%
% of net sales	34.8%	35.3%		(0.5)	pts

Selling, general and administrative expenses	378.6	405.9	(27.3)	(6.7)%
% of net sales	17.0%	18.4%		(1.4)	pts
Research and development expenses	55.6	61.2	(5.6)	(9.2)%
% of net sales	2.5%	2.8%		(0.3)	pts

Operating income	339.9	310.2	29.7	9.6%
% of net sales	15.3%	14.1%		1.2	pts

Loss (gain) on sale of businesses	0.1	(3.3)	3.4	N.M.
Other income	(1.6)	(11.7)	10.1	N.M.
Net interest expense	20.0	23.6	(3.6)	(15.3)%

Income from continuing operations before income taxes	321.4	301.6	19.8	6.6%
Provision for income taxes	64.1	42.8	21.3	49.8%
Effective tax rate	19.9%	14.2%		5.7	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	over the prior year period	over the prior year period
Volume	10.1%	(0.4)%
Price	0.3	1.0
Core growth	10.4	0.6
Acquisition	0.5	0.6
Currency	1.0	(0.3)
Total	11.9%	0.9%
The 11.9 and 0.9 percentage point increases in net sales in the third quarter and first nine months, respectively, of 2020 from 2019 were primarily driven by:
•volume increase in our Consumer Solutions segment mainly driven by our pool business;
•volume increase in our residential and irrigation flow businesses in our Industrial & Flow Technologies segment;
•selective increases in selling prices to mitigate inflationary cost increases;
•increased sales due to the Aquion and Pelican acquisitions in February 2019 and other small acquisitions in our Consumer Solutions segment in the fourth quarter of 2019 and first half of 2020; and
•favorable foreign currency effects in the third quarter of 2020 compared to the third quarter of the prior year.

These increases were partially offset by:
•sales volume declines in certain businesses within our Industrial & Flow Technologies segment due to the impacts of the COVID-19 pandemic; and
•unfavorable foreign currency effects in the first nine months of 2020 compared to the prior year.
Gross profit
The 1.0 and 0.5 percentage point decreases in gross profit as a percentage of net sales in the third quarter and first nine months, respectively, of 2020 from 2019 were primarily driven by:
•unfavorable mix within the commercial and infrastructure flow and residential, commercial, and industrial filtration businesses;
•higher transportation and labor costs due to increased demand in our pool business;
•costs related to providing for the health and safety of our employees specific to the COVID-19 pandemic of $2.6 million and $6.6 million for the three and nine months ended September 30, 2020, respectively; and
•inflationary increases related to certain raw materials.
These decreases were partially offset by:
•selective increases in selling prices to mitigate impacts of inflation; and
•increased productivity due to cost actions such as temporary furloughs and hiring freezes in response to the COVID-19 pandemic driving manufacturing efficiencies and lower operating expenses.
Selling, general and administrative expenses (“SG&A”)
The 1.4 percentage point decrease in SG&A as a percentage of net sales in both the third quarter and first nine months of 2020 from 2019 was primarily driven by:
•asset impairment of $18.2 million in the first nine months of 2019 that did not occur in 2020;
•reduction in travel and entertainment, trade show and advertising expenses due to the COVID-19 pandemic; and
•restructuring and other costs of $5.6 million in the first nine months of 2020, compared to $13.7 million in the first nine months of 2019.
Net interest expense
The 21.7 and 15.3 percent decreases in net interest expense in the third quarter and first nine months, respectively, of 2020 from 2019 were primarily driven by:
•cross currency swaps entered into in June 2019 and December 2019 resulting in more interest income in the third quarter and first nine months of 2020 than in the comparative 2019 periods;
•lower interest rate revolving credit facilities replacing higher interest rate fixed rate debt that matured during the second half of 2019; and
•strong cash flows in 2020 leading to lower overall debt levels.
Provision for income taxes
The 1.7 and 5.7 percentage point increases in the effective tax rate in the third quarter and first nine months, respectively, of 2020 from 2019 were primarily driven by:
•the unfavorable impact of discrete items, including items related to the CARES Act, and items related to final regulations as part of the Tax Cuts and Jobs Act of 2017 that place limitations on the deductibility of certain interest expense for U.S. tax purposes.
These increases were partially offset by:
•the favorable mix of global earnings.

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
Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2020	September 30, 2019	% / Point Change		September 30, 2020	September 30, 2019	% / Point Change
Net sales	$470.8	$377.0	24.9%		$1,260.8	$1,172.3	7.5%
Segment income	113.8	81.9	38.9%		295.3	266.1	11.0%
% of net sales	24.2%	21.7%	2.5	pts	23.4%	22.7%	0.7	pts
Net sales
The components of the change in Consumer Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	over the prior year period	over the prior year period
Volume	23.1%	5.6%
Price	0.3	1.0
Core growth	23.4	6.6
Acquisition	1.0	1.1
Currency	0.5	(0.2)
Total	24.9%	7.5%
The 24.9 and 7.5 percent increases in net sales for Consumer Solutions in the third quarter and first nine months, respectively, of 2020 from 2019 were primarily driven by:
•increased sales volume across all product lines in our pool business in the first quarter of 2020 due to more normal weather patterns and reduced inventory levels in the channel compared to 2019;
•increased sales volume across several of the product lines in our pool business in the second and third quarters of 2020 due to consumers increasing their pool use while sheltering-in-place due to the COVID-19 pandemic;
•increased sales volumes in our residential filtration product lines in North America in the third quarter of 2020;
•selective increases in selling prices to mitigate impacts of inflation; and
•increased sales due to the Aquion and Pelican acquisitions that occurred in February 2019 and other small acquisitions in the fourth quarter of 2019 and first nine months of 2020.
These increases were partially offset by:
•sales decreases for the first nine months of 2020 due to decreased demand in the water treatment business as government-mandated shutdown and shelter-in-place orders and commercial closures due to the COVID-19 pandemic impacting the ability to reach customers.

Segment income
The components of the change in Consumer Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	over the prior year period		over the prior year period
Growth	3.6	pts	1.0	pts
Acquisition	0.6		0.4
Inflation	(1.2)		(1.3)
Productivity/Price	(0.5)		0.6
Total	2.5	pts	0.7	pts
The 2.5 and 0.7 percentage point increases in segment income for Consumer Solutions as a percentage of net sales in the third quarter and first nine months, respectively, of 2020 from 2019 were primarily driven by:
•increase in sales volume in our pool business in the third quarter and first nine months of 2020 resulting in favorable sales mix;
•reduction in travel and entertainment, trade show and advertising expenses due to the COVID-19 pandemic and other cost reduction initiatives;
•impact of Aquion and Pelican acquisitions; and
•selective increases in selling prices to mitigate the impacts of inflation.
These increases were partially offset by:
•lower sales volume in the higher margin commercial filtration business;
•higher sales rebates and employee incentive compensation expense in line with increased sales in our pool business;
•higher transportation and labor costs due to increased demand in our pool business; and
•inflationary increases related to certain raw materials.
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2020	September 30, 2019	% / Point Change		September 30, 2020	September 30, 2019	% / Point Change
Net sales	$327.4	$336.2	(2.6)%		$960.1	$1,028.6	(6.7)%
Segment income	42.7	55.9	(23.6)%		131.5	156.6	(16.0)%
% of net sales	13.0%	16.6%	(3.6)	pts	13.7%	15.2%	(1.5)	pts

Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	over the prior year period	over the prior year period
Volume	(4.4)%	(7.2)%
Price	0.4	0.9
Core growth	(4.0)	(6.3)
Currency	1.4	(0.4)
Total	(2.6)%	(6.7)%
The 2.6 and 6.7 percent decreases in net sales for Industrial & Flow Technologies in the third quarter and first nine months, respectively, of 2020 from 2019 were primarily driven by:
•decreased sales volume in our commercial water supply and water disposal, industrial filtration and food and beverage businesses due to less project sales as a result of customers deferring their capital spending and less service and aftermarket revenue driven by reduced consumption and travel restrictions from government-mandated shutdowns and “shelter-in-place” orders due to the COVID-19 pandemic;
•decreased sales volume in our residential and irrigation flow businesses in the first half of 2020 due to market conditions resulting from the COVID-19 pandemic; and
•unfavorable foreign currency effects in the first nine months compared to the same period of the prior year.
These decreases were partially offset by:
•increased sales volume in our residential and irrigation flow businesses in the third quarter of 2020 due to strong demand in the residential water supply, water disposal and specialty spray product lines;
•sales growth in our infrastructure business as a result of strong backlog entering 2020; and
•selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	over the prior year period		over the prior year period
Growth	(2.9)	pts	(2.5)	pts
Inflation	(1.3)		(1.1)
Productivity/Price	0.6		2.1
Total	(3.6)	pts	(1.5)	pts
The 3.6 and 1.5 percentage point decreases in segment income for Industrial & Flow Technologies as a percentage of net sales in the third quarter and first nine months, respectively, of 2020 from 2019 were primarily driven by:
•decreased sales volumes in our residential and irrigation flow businesses in the first half of 2020 due to the COVID-19 pandemic, which resulted in decreased leverage on fixed operating expenses;
•decreased sales volume in our commercial water supply and water disposal, industrial filtration and food and beverage businesses due to the COVID-19 pandemic along with unfavorable mix within our industrial filtration business; and
•inflationary increases related to raw material and labor costs.

These decreases were partially offset by:
•selective increases in selling prices to mitigate inflationary cost increases;
•lower sales incentive expense in line with decreased sales; and
•increased productivity due to cost actions driving manufacturing efficiencies and lower operating expenses.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2020 and drew on our revolving credit facility to repay commercial paper and to fund our operations. This cash usage reversed in the second quarter of 2020 as the seasonality of our businesses peaked. Consistent with historical seasonal patterns, the second quarter of 2020 generated significant cash to fund our operations and we used this cash to significantly reduce the draw on our revolving credit facility. We continued to experience strong cash flow in the third quarter of 2020, which we used to further reduce the draw on our revolving credit facility.
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
Operating activities
Cash provided by operating activities of continuing operations was $500.8 million in the first nine months of 2020, compared to $266.1 million in the same period of 2019.
The $500.8 million in net cash provided by operating activities of continuing operations in the first nine months of 2020 primarily reflects $313.2 million of net income from continuing operations, net of non-cash depreciation and amortization. Additionally, the Company had a cash inflow of $165.6 million as a result of changes in net working capital, primarily the result of collections on accounts receivables from our early buy programs in the pool business that became due in the second quarter of 2020.

The $266.1 million in net cash provided by operating activities of continuing operations in the first nine months of 2019 primarily reflects net income from continuing operations of $337.5 million, net of non-cash depreciation, amortization and asset impairments, partially offset by an increase in net working capital of $50.3 million, $11.1 million of pension plan contributions and an $11.8 million pension settlement gain in conjunction with the termination of the Pentair Salaried Plan during the first nine months of 2019.
Investing activities
Cash used for investing activities was $70.6 million in the first nine months of 2020, compared to $329.5 million in the same period of 2019. Net cash used for investing activities in the first nine months of 2020 primarily reflects capital expenditures of $44.4 million and cash paid for acquisitions of $28.5 million, net of cash acquired.
Net cash used for investing activities in the first nine months of 2019 primarily reflects capital expenditures of $44.6 million and cash paid for the Aquion and Pelican acquisitions of $284.5 million, net of cash acquired.

Financing activities
Net cash used for financing activities was $414.8 million in the first nine months of 2020, compared to $97.8 million of net cash provided by financing activities in the same period of 2019. Net cash used for financing activities in the first nine months of 2020 primarily relates to net repayments of commercial paper and revolving long-term debt of $151.3 million, the repayment of the 3.625% Senior Notes due in 2020 of $74.0 million, $115.2 million of share repurchases and dividend payments of $95.4 million.

Net cash provided by financing activities in the first nine months of 2019 primarily relates to proceeds from long-term debt of $400.0 million, net receipts of commercial paper and revolving long-term debt of $91.2 million, partially offset by $150.0 million of share repurchases, the payment of dividends of $92.4 million and the repayment of the 2.450% Senior Notes due in 2019 of $151.5 million.
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of September 30, 2020 and $117.8 million as of December 31, 2019, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
In March 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market in the second quarter of 2020 and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of September 30, 2020, total availability under the Senior Credit Facility was $897.8 million.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 30, 2020, we were in compliance with all financial covenants in our debt agreements, and there was no material uncertainty about our ongoing ability to meet these covenants.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at September 30, 2020. Borrowings under these credit facilities bear interest at variable rates.

We have $103.8 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of September 30, 2020 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.

As of September 30, 2020, we have $56.0 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
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

The following table presents summarized financial information as of September 30, 2020 for the Parent Company Guarantor and Subsidiary Issuer and as of December 31, 2019 for the Parent Company Guarantor, Subsidiary Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	September 30, 2020	December 31, 2019
Current assets (1)	$11.0	$3.6
Noncurrent assets (2)	1,018.6	1,303.2
Current liabilities (3)	551.0	702.6
Noncurrent liabilities (4)	1,262.6	1,428.4
(1) Includes assets due from non-guarantor subsidiaries of $7.1 million and $2.4 million as of September 30, 2020 and December 31, 2019, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $1,006.2 million and $1,278.7 million as of September 30, 2020 and December 31, 2019, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $504.6 million and $648.8 million as of September 30, 2020 and December 31, 2019, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $472.9 million and $449.9 million as of September 30, 2020 and December 31, 2019, respectively.

The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.

Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on May 31, 2021. During the nine months ended September 30, 2020, we repurchased 3.0 million of our shares for $115.2 million. As of September 30, 2020, we had $134.7 million available for share repurchases under this authorization.

In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend share repurchases under our existing share repurchase program. The temporary suspension of share repurchases has been lifted. The existing program remains authorized by the Board of Directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.

Dividends payable
On September 22, 2020, the Board of Directors declared a quarterly cash dividend of $0.19, payable on November 6, 2020 to shareholders of record at the close of business on October 23, 2020. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $31.7 million at September 30, 2020, compared to $32.0 million at December 31, 2019.
We paid dividends in the first nine months of 2020 of $95.4 million, or $0.57 per ordinary share compared with $92.4 million, or $0.54 per ordinary share, in the prior year period.

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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2020	September 30, 2019
Net cash provided by operating activities of continuing operations	$500.8	$266.1
Capital expenditures of continuing operations	(44.4)	(44.6)
Proceeds from sale of property and equipment of continuing operations	0.1	0.4
Free cash flow from continuing operations	$456.5	$221.9
Net cash used for operating activities of discontinued operations	(0.5)	(1.4)
Free cash flow	$456.0	$220.5
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, there have been no material changes in our market risk during the nine months ended September 30, 2020. For additional information refer to Item 7A of our 2019 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2020, there were approximately 610 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.

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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of September 30, 2020, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
Our business and financial results have been and are expected to continue to be negatively impacted by the COVID-19 pandemic. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. In 2020, COVID-19 has significantly impacted economic activity and markets around the world, and it is expected to negatively impact our business in numerous ways, including but not limited to those outlined below:
•The COVID-19 pandemic has caused a global economic slowdown that may last for a potentially extended duration, and it is possible that it could cause a global recession. Deteriorating economic and political conditions caused by the COVID-19 pandemic, such as increased unemployment, decreases in capital spending, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products.
•Due to the impacts of the COVID-19 pandemic, we have experienced and expect to continue to experience reductions in customer demand for certain of our products and in several of our end-markets, including residential and commercial filtration, residential and irrigation flow, commercial flow, industrial filtration and food and beverage.
•The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, certain elements of our business (including certain elements of our operations, supply chains and distribution systems), including as a result of impacts associated with required, preventive and precautionary measures that we, other businesses, our communities and governments are taking. These impacts include requiring employees to work from home or not go into their offices or facilities, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, reducing employee travel and adopting other employee safety measures. These measures also may impact our ability to meet production demands or requests and may delay our new product introductions depending on employee attendance or ability to continue to work.
•If the COVID-19 pandemic continues and economic conditions worsen, we expect to experience additional adverse impacts on our operational and commercial activities, customer orders and our collections of accounts receivable, which may be material, and it remains uncertain the impact on future operational and commercial activities, customer orders, and collections even if economic conditions begin to improve.
•Government or regulatory responses to the COVID-19 pandemic have and are likely to continue to negatively impact our business. During the first and second quarters of 2020, mandatory lockdowns or other restrictions on operations in some countries temporarily disrupted our ability to manufacture or distribute our products in some of these markets. A reoccurrence of these disruptions could materially adversely impact our operations and results. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could significantly impact our ability to support our operations and customers, meet demand, develop new products, ship our backlog and also impact the ability of our employees to get to their workplaces to produce products and services, or significantly hamper our products from moving through the supply chain.
•The impacts of the COVID-19 pandemic may limit our ability to reduce our overall operating costs. We have experienced increased costs relating to our efforts to mitigate the impact of the COVID-19 pandemic through enhanced sanitization procedures and social-distancing measures we have enacted and will likely continue to enact at our locations around the world in an effort to protect our employees’ health and well-being.
•The COVID-19 pandemic has disrupted and is expected to continue to disrupt our operations, global supply chain and routes to market or those of our suppliers or their suppliers. These disruptions or our failure to effectively respond to them have increased and may continue to increase product, distribution or labor costs or cause delays in delivering our backlog or may cause an inability to deliver products to our customers or meet customer demand.
•While we have experienced high demand in our pool business as consumers sheltered-in-place and have spent more time at home as a result of the COVID-19 pandemic that led to growth in our sales in the third quarter of 2020, such growth may not be sustainable and may not be repeated in future periods. Furthermore, even if growth in demand continues, we may not be able to meet that demand due to production and capacity challenges.
•Disruptions or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to some of our strategic plans and initiatives and hinder our ability to achieve our growth targets.
•The COVID-19 pandemic has increased volatility and pricing in and disrupted the capital markets and commercial paper markets, and volatility is likely to continue. We might not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase.
•Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in legal claims or litigation against us.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2020:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 25	5,110	$37.04	—	$134,718,028
July 26 - August 22	1,008	43.08	—	134,718,028
August 23 - September 30	3,181	45.65	—	134,718,028
Total	9,299		—

(a)The purchases in this column include 5,110 shares for the period July 1 - July 25, 1,008 shares for the period July 26 - August 22 and 3,181 shares for the period August 23 - September 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
(b)The average price paid in this column includes shares deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted and performance shares.
(c)The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to the maximum dollar limit authorized by the Board of Directors, discussed below.
(d)In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The 2018 authorization expires on May 31, 2021. As of September 30, 2020, we had $134.7 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2020

10.1	Form of Key Executive Employment and Severance Agreement for Stephen J. Pilla (Incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).
22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 2020.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer