Form 10-K
period 2020-12-31
PENTAIR plc
filed 2021-02-16
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $37.99 per share as reported on the New York Stock Exchange on June 30, 2020 (the last business day of Registrant’s most recently completed second quarter): $6,245,419,948.
The number of shares outstanding of Registrant’s only class of common stock on December 31, 2020 was 166,063,551.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant’s definitive proxy statement for its annual general meeting to be held on May 4, 2021, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2020

PART I

ITEM 1.    BUSINESS
Unless the context otherwise indicates, references herein to “Pentair,” the “Company,” and such words as “we,” “us,” and “our” include Pentair plc and its consolidated subsidiaries.
GENERAL
Pentair makes the most of life’s essential resources. From our residential and business solutions that help people move, improve and enjoy their water, to our sustainable innovations and applications, we deliver smart, sustainable solutions for life.

Pentair strategy
Our vision is to be the leading residential and commercial water treatment company. As a pure play water company, we are:
•Focused on strategies to advance pool growth and accelerate residential and commercial water treatment;
•Accelerated by innovation and digital transformation; and
•Grounded in Win Right values and utilizing the Pentair Integrated Management System (“PIMS”) consisting of lean enterprise, growth and talent management to drive sustained and consistent performance.
HISTORY AND DEVELOPMENT
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
Our registered principal office is located at Regal House, 70 London Road, Twickenham, London, TW13QS United Kingdom. Our management office in the United States (“U.S.”) is located at 5500 Wayzata Boulevard, Suite 900, Golden Valley, Minnesota.
BUSINESS AND PRODUCTS
Pentair is comprised of two reportable business segments: Consumer Solutions and Industrial & Flow Technologies. The following is a brief description of each of the Company’s reportable segments and business activities.
Consumer Solutions
The Consumer Solutions segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business’s products include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in food service operations. The primary focus of this segment is business-to-consumer.

For the fiscal year ended December 31, 2020, our pool business comprised 60% of the Consumer Solutions sales. The pool business is a leader in North American pool equipment, serving a market that is primarily replacement. The other 40% of sales were from the water treatment businesses, which sell residential and commercial components, residential systems and commercial systems.

Consumer Solutions brand names include Everpure, Kreepy Krauly, Pelican, Pentair Water Solutions, RainSoft and Sta-Rite.

Customers
Consumer Solutions customers include businesses engaged in wholesale and retail distribution in the residential & commercial verticals. Customers also include end-users, consumers and original equipment manufacturers.
One customer of the Consumer Solutions segment, Pool Corporation, represented approximately 15% of our consolidated net sales in 2020 and 2019.
Seasonality
We experience seasonal demand with several end customers and end-users within Consumer Solutions. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase is mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts).
Competition
Consumer Solutions faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition focuses on brand names, product performance (including energy-efficient offerings and required specifications), quality, service and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also provide us a competitive advantage.
Industrial & Flow Technologies
The Industrial & Flow Technologies segment manufactures and sells a variety of fluid treatment products (advanced membrane filtration, separation systems, membrane bioreactors), pumps (water supply pumps, water disposal pumps, solid handling pumps, fluid transfer pumps, turbine pumps), valves, and spray nozzles as well as systems combining these products (process filtration systems, gas recovery solutions). These products and systems serve the global residential, commercial, industrial, agricultural and infrastructure verticals. They are used in a range of applications, food and beverage, fluid separation technologies (oil and gas and other industries), water and wastewater treatment, water wells, pressure boosting, fire suppression, flood control, agricultural irrigation, crop spray and fluid circulation and transfer. The primary focus of this segment is business-to-business.
For the fiscal year ended December 31, 2020, our residential and irrigation flow businesses comprised 40% of the Industrial & Flow Technologies sales. The residential and irrigation flow businesses sell pumps focused on residential and agriculture. Another 30% of sales were from the commercial & infrastructure flow businesses, which sell larger pumps focused on fire suppression, waste water and flood control. The remaining 30% of sales were from the industrial filtration business, comprised of applications focused on industrial process filtration and sustainable gas.
Industrial & Flow Technologies brand names include Pentair, Aurora, Berkeley, Codeline, Fairbanks-Nijhuis, Haffmans, Hydromatic, Hypro, Jung Pumpen, Myers, Sta-Rite, Shurflo, Südmo and X-Flow.
Customers
Industrial & Flow Technologies customers include businesses engaged with end users, and wholesale and retail distribution in the residential, commercial, food & beverage and industrial verticals.
Seasonality
We experience increased demand for residential water supply and irrigation pumps following weather trends, which are at seasonal highs from April to August. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts.
Competition
Industrial & Flow Technologies faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition focuses on brand names, product performance (including energy-efficient offerings and required specifications), quality, service and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced.

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
We purchase the materials we use in various manufacturing processes on the open market, and the majority are available through multiple sources which are in adequate supply. We have not experienced any significant work stoppages to date due to shortages of materials. We have certain long-term commitments, principally price commitments, for the purchase of various component parts and raw materials and believe that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most materials for which long-term commitments exist, and we believe that the termination of any of these commitments would not have a material adverse effect on our financial position, results of operations or cash flows.
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
Human capital resources
We believe our success depends on our ability to attract, develop and retain strong employees. We believe a deep-rooted culture energizes our employees to make a difference within and beyond the workplace. We strive to be the destination for top talent, and work hard to develop and retain high performers throughout their career. We also believe our Win Right values, positive culture and commitment to inclusion and diversity foster innovation and curiosity, which, in turn, contribute to us being an industry leader.
As of December 31, 2020, we had approximately 9,750 employees worldwide, of which approximately 52% are located in the U.S. A small portion of our U.S. employees are unionized, while outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a union, works council or employee association.
Refer to "COVID-19 Pandemic" included in ITEM 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information on human capital management actions we have taken in response to the COVID-19 pandemic.
Employee engagement and development
Engaging our employees and developing their careers is important to our long-term success and ties directly to our Win Right culture and values. We engage with our employees and gather feedback about our employee programs, practices and policies through various approaches that include: town hall meetings where Pentair leaders share strategies and perspectives; quarterly leadership webcasts to help ensure our results and expectations are clearly communicated; an annual global leadership meeting to help drive growth and productivity initiatives and share best practices; and a feedback feature on our employee intranet.
Training and development
To support employees in their career journey, we have developed and shared through our employee intranet a number of new tools and resources. These resources include: live training sessions; on-demand eLearning and virtual classrooms; and downloadable materials.
Our talent development efforts span across all levels of our organization, including our Leadership Development Program, a 36-month program in which future leaders participate in cross-functional rotations intended to develop their capabilities throughout organization-wide exposure.

Inclusion and diversity
Our commitment to inclusion and diversity is part of living our Win Right values. Our success also depends on our ability to attract, engage and retain a diverse group of employees. We believe an inclusive and diverse workforce contributes different perspectives and innovative ideas that enable us to improve every day. We believe that every employee should be provided the same opportunity to be heard, respected, have a sense of belonging and contribute to our mission. Race, gender, ethnicity, country of origin, age, personal style, sexual orientation, physical ability, religion, life experiences and many more factors contribute to this diversity.
Our statistics are a measure of our performance, and we are committed to advancing a diverse workplace. The following sets forth information regarding the diversity of our workforce as of December 31, 2020:

	Percent of workforce	Percent of leadership roles***
Minorities*	41.5%	24.8%
Women**	31.4%	27.6%

* Inclusive of the following racial minority groups: Black/African American, Hispanic/Latino, American Indian/Alaskan Native, Asian, Native Hawaiian/Other Pacific Islander. Data for U.S. employee population only.
** Global data.
*** Leadership roles are those of employees who are director level and above.
We take an integrated approach to supporting and promoting workplace inclusion and diversity including: ensuring leadership involvement and ownership; attracting and retaining diverse talent at all levels; fostering a globally aware, inclusive culture; and ensuring our practices are fair and nondiscriminatory. In addition, we promote an inclusive and diverse workplace through: a training called the “The Power of Inclusion”; business resource groups led by employees; Pentair’s Code of Business Conduct and Ethics; and an Inclusion and Diversity Hub on our employee intranet.
Health, safety and wellness
We are committed to providing a safe workplace for all of our employees. We encourage employees to “Stop Work” anytime there is a potential concern regarding worker safety, and promote an open door policy so that all of our employees feel free to speak to their manager if there are any potential health, safety, compliance or sustainability concerns. Additionally, each site maintains a confidential reporting process, and we encourage the use of the Ethics Hotline for employees to report anonymously potential safety concerns. All locations, enterprise wide, must meet and/or exceed regulatory agency standards as applicable to each plant’s location.
Compensation and benefits
In the U.S., all non-union full-time employees are eligible to receive the following benefits: short-term and long-term disability insurance; flexible and health savings accounts and wellness programs; health insurance (medical, pharmacy, dental); eight weeks paid parental leave for birth, adoptive and foster parents; two weeks paid caregiver leave; legal services; retirement provision; stock ownership; tuition reimbursement; holidays; vacation and sick time. Union employee benefits vary by contract.
ESG Activities
As a leading provider of water treatment and sustainable solutions and with a foundation of Win Right values, we recognize that the work we do and the products and services we provide improve lives and the environment around the world. Pentair strives to be a positive influence on the social and environmental issues of today. As we progress, we are committed to building on our Win Right values and culture by further contributing to the development of a sustainable and responsible society that we believe will also drive our future growth. We are focused on further integrating our environmental, social and governance (“ESG”) goals throughout our business by creating broad accountability for our social responsibility strategy and creating shared commitments and targets. In 2020, Pentair completed a formal ESG assessment to identify ESG topics of importance to our shareholders, customers, suppliers, employees and communities. Through engagement with these stakeholders, internal business leaders and subject matter experts, we identified ESG goals designed to culminate into targets to further our commitment to social responsibility.
We have published an annual corporate responsibility that has reported on our ESG activities and accomplishments, which can be found on our corporate website, and which is not incorporated by reference into this Annual Report on Form 10-K. In addition, we have established a formal social responsibility program to further advance our social responsibility goals.
Environmental Matters
See ITEM 1A “Risk Factors - We are exposed to potential environmental laws, liabilities and litigation.”

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
Matters pertaining to Penwald are discussed in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements – Insurance subsidiary, included in this Form 10-K.
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
Risks Relating to the COVID-19 Pandemic

The COVID-19 pandemic is expected to have a material negative impact on our business, financial condition, results of operations and cash flows.
Our business and financial results have been and are expected to continue to be negatively impacted by the COVID-19 pandemic. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. In 2020, the COVID-19 pandemic significantly impacted economic activity and markets around the world and our business, and it is expected to negatively impact our business in numerous ways, including but not limited to those outlined below:
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
•Due to the impacts of the COVID-19 pandemic, we have experienced and expect to continue to experience reductions in customer demand for certain of our products and in several of our end-markets, including commercial filtration, commercial flow, industrial filtration and food and beverage.
•The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, certain elements of our business (including certain elements of our operations, supply chains and distribution systems), including as a result of impacts associated with required, preventive and precautionary measures that we, other businesses, our communities and governments are taking. These impacts include requiring employees to work from home or not go into their offices or facilities, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, reducing employee travel and adopting other employee safety measures. These measures also may impact our ability to meet production demands or requests and may delay our new product introductions depending on employee attendance or ability to continue to work. In addition, we have experienced disruptions at some of our facilities with higher absenteeism due to the COVID-19 pandemic.
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
•Government or regulatory responses to the COVID-19 pandemic have and are likely to continue to negatively impact our business. During the first and second quarters of 2020, mandatory lockdowns or other restrictions on operations in some countries temporarily disrupted our ability to manufacture or distribute our products in some of these markets. A reoccurrence of these disruptions could materially adversely impact our operations and results. In addition, the current resurgence of the COVID-19 pandemic and government restrictions related thereto in the fourth quarter of 2020 and first quarter of 2021 may negatively impact demand in certain of our commercial and industrial businesses. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, and other related supply chain delays may develop, which could significantly impact our ability to support our operations and customers, meet demand, develop new products, ship our backlog and also impact the ability of our employees to get to their workplaces to produce products and services, or significantly hamper our products from moving through the supply chain.
•The impacts of the COVID-19 pandemic may limit our ability to reduce our overall operating costs. We have experienced increased costs relating to our efforts to mitigate the impact of the COVID-19 pandemic through, among other things, enhanced sanitization procedures and social-distancing measures we have enacted and will likely continue to enact at our locations around the world in an effort to protect our employees’ health and well-being.
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
•While we have experienced high demand in our pool business as consumers sheltered-in-place and have spent more time at home as a result of the COVID-19 pandemic that contributed to growth in our sales during 2020, such growth may not be sustainable and may not be repeated in future periods. Furthermore, even if growth in demand continues, we may not be able to meet that demand due to production and capacity challenges.
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
•Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in legal investigations or claims, regulatory actions, or litigation against us.
We might not be able to predict or respond to all impacts of the COVID-19 pandemic on a timely basis to prevent near- or long-term adverse impacts to our results. Due to the speed with which the COVID-19 situation continues to develop, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact and uncertainty regarding the availability and distribution of vaccines to address the COVID-19 virus; therefore, any negative impact on our business, financial condition (including without limitation our liquidity), results of operations and cash flows cannot be reasonably estimated at this time, but the COVID-19 pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken by parties other than us to respond to them. The foregoing and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described below and any of these impacts could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Relating to Our Business

General global economic and business conditions affect demand for our products.
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial, commercial, and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our businesses and the businesses of our customers include the overall strength of the global economy and various regional economies and our customers’ confidence in these economies, industrial and governmental capital spending, the strength of residential and commercial real estate markets, residential housing markets, the commercial business climate, unemployment rates, availability of consumer and commercial financing, interest rates, and energy and commodity prices. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies and lower cost manufacturers. Competition may also result from new entrants into the markets we serve, offering products and/or services that compete with us. We compete based on technical expertise, intellectual property, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms, service offerings, customer experience and service, and price. Competition may also result from new entrants into the markets we serve, offering products and/or services that compete with ours. Some of our competitors attempt to compete based primarily on price, localized expertise and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns, average selling prices tend to decrease as market participants compete more aggressively on price. Moreover, demand for our products, which impacts profit margins, is affected by changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, adoption of new technology and connected products, and changes in customers’ preferences for our products, including the success of products offered by our competitors. Customer purchasing behavior may also shift by product mix in the market or result in a shift to new distribution channels, including e-commerce, which is a rapidly developing area. If we are unable to continue to differentiate our products, services and solutions or adapt to changes in customer purchasing behavior or shifts in distribution channels, or if we are forced to cut prices or to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Volatility in currency exchange rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2020 accounted for 33% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.

Our future growth is dependent upon our ability to transform and adapt our products, services, solutions, and organization to meet the demands of local markets in both developed and emerging economies and by developing or acquiring new technologies that achieve market acceptance with acceptable margins.
We operate in global markets that are characterized by customer demand that is often global in scope but localized in delivery. We compete with thousands of smaller regional and local companies that may be positioned to offer products produced at lower cost than ours, or to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. Also, in several emerging markets, potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. In addition, we need to be flexible to adapt our products to ever changing customer preferences, including those relating to regulatory, climate change and social responsibility matters. Accordingly, our future success depends upon a number of factors, including our ability to transform and adapt our products, services, solutions, organization, workforce and sales strategies to fit localities throughout the world, particularly in high growth emerging markets; identify emerging technological and other trends in our target end markets; and develop or acquire competitive technologies, products, services, and solutions and bring them to market quickly and cost-effectively. The failure to effectively adapt our products, services, or solutions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Our business strategy includes acquiring businesses and making investments that complement our existing businesses. We continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product, service, and solution offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including:
•diversion of management time and attention from daily operations;
•difficulties integrating acquired businesses, technologies and personnel into our business;
•difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
•inability to obtain required regulatory approvals;
•potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;
•assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and
•dilution of interests of holders of our shares through the issuance of equity securities or equity-linked securities.
Any acquisitions or investments may not be successful or realize the intended benefits and may ultimately result in impairment charges or have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not achieve some or all of the expected benefits of our business initiatives.
During 2020, 2019 and 2018, we initiated and continued execution of certain business initiatives aimed at reducing our fixed cost structure and realigning our business. As a result, we have incurred substantial expense, including restructuring charges. We may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political, regulatory, economic, trade, and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2020 accounted for 33% of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in and purchasing from, numerous countries. These risks include:
•changes in general economic and political conditions in countries where we operate, particularly in emerging markets;
•relatively more severe economic conditions in some international markets than in the U.S.;
•the imposition of tariffs, duties, exchange controls or other trade restrictions;
•changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;
•the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;
•the difficulty of communicating and monitoring evolving standards and directives across our product lines, services, and global facilities;
•the difficulty of ensuring that products and services meet ever-changing regional regulations and requirements;
•trade protection measures and import or export licensing requirements and restrictions;
•the possibility of terrorist action affecting us or our operations;
•the threat of nationalization and expropriation;
•the difficulty in staffing and managing widespread operations in non-U.S. labor markets;
•limitations on repatriation of earnings or other regionally-imposed capital requirements;

•the difficulty of protecting intellectual property in non-U.S. countries; and
•changes in and required compliance with a variety of non-U.S. laws and regulations.
In 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”). The United Kingdom subsequently withdrew from the European Union effective on January 31, 2020, subject to a transition period that ended on December 31, 2020. Since January 1, 2021, the European Union - United Kingdom Trade and Cooperative Agreement has provisionally been in effect. Given the lack of comparable precedent, the implications of Brexit, or how such implications might affect our company, continue to remain unclear at this time. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty.

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
As a result of changes to U.S. or foreign government administrative policy, there may be changes to existing trade agreements, like the U.S.-Mexico-Canada Agreement (“USMCA”); greater restrictions on free trade generally; significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Mexico, China, or other countries where we purchase from, have operations or manufacture or sell products; prohibitions or restrictions on doing business with certain companies, including those with certain relationships with China; and adverse responses by foreign governments to U.S. trade policy, among other possible changes. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, USMCA or other international trade agreements and policies. A trade war; other governmental action related to tariffs or international trade agreements, including USMCA; changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase, manufacture and sell products; and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may experience cost and other inflation.
In the past, we have experienced material cost and other inflation in a number of our businesses. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs including wages, pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impacts of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity and we anticipate inflation to continue with respect to materials (especially resins, copper, steel and stainless steel) as well as labor. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Intellectual property challenges may hinder our ability to develop, engineer and market our products.
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Furthermore, our business strategy also includes expanding our smart products and Internet of Things offerings and there are many other companies that hold patents in this space. Over the past few years, we have noticed an increasing tendency for participants in our markets to use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring, enforcing and defending our intellectual property rights, and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2020 our goodwill and intangible assets were $2,718 million and represented 65% of our total assets. Declines in fair market value could result in future goodwill and intangible asset impairment charges.

A loss of, or material cancellation, reduction, or delay in purchases by, one or more of our largest customers could harm our business.
Our net sales to our largest customer represented approximately 15% of our consolidated net sales in 2020. While we do not have any other customers that accounted for 10% or more of our consolidated net sales in 2020, we have other customers that are key to the success of our business. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Our customers also may be impacted by economic conditions in the industries of those customers, which could result in reduced demand for our products. We cannot provide assurance that we will be able to retain our largest customers. In addition, some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material cancellation, reduction, or delay in purchases by these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Catastrophic and other events beyond our control may disrupt operations at our manufacturing facilities and those of our suppliers, which could cause us to be unable to meet customer demands or increase our costs, or reduce customer spending.
If operations at any of our manufacturing facilities or those of our suppliers were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, public health epidemics (including the COVID-19 pandemic) or other catastrophic events or disruptions outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. In particular, our pool business operations in North Carolina and California are in areas that are more susceptible to natural disasters such as hurricanes, wildfires, and earthquakes. In addition, these types of events may negatively impact residential, commercial and industrial spending in impacted regions or, depending on the severity, globally. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain property insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, and to cover business interruption losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Seasonality of sales and weather conditions could have a material adverse effect on our financial results.
We experience seasonal demand with end-customers and end-users within each of our business segments. Demand for pool equipment in the pool business; water treatment solutions in our water treatment and industrial filtration businesses; and residential water supply, infrastructure and agricultural products in the businesses within the Industrial & Flow Technologies segment follows warm weather trends and is at seasonal highs from April to August. While we attempt to mitigate the magnitude of the sales spike in the pool business and in the businesses within the Industrial & Flow Technologies segment by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts), we cannot provide any assurance that such programs will be successful. In addition, seasonal effects in the pool business and in the businesses within the Industrial & Flow Technologies segment may vary from year to year and be impacted by weather patterns, particularly by temperature, heavy flooding and droughts. Moreover, adverse weather conditions, such as cold or wet weather, may negatively impact demand for, and sales of, pool equipment in the pool business and residential water supply, commercial, infrastructure and agricultural products in the businesses within the Industrial & Flow Technologies segment.

Our focus on consumer solutions for residential and commercial water treatment as a strategic priority exposes us to certain risks that could have a material adverse impact on our revenue and profitability as well as our reputation.
As we introduce residential and commercial water treatment solutions, we may have limited experience in markets we choose to enter, and our customers may not like our value propositions. New initiatives we test through trials and pilots may not scale or grow effectively or as we expected, which could limit our growth and negatively affect our operating results. Designing, marketing and executing these solutions is subject to incremental risks. These risks include, for example:
•increased labor expense to fulfill our customer promises, which may be higher than the related revenue;
•the requirement to recruit, train and retain qualified personnel;
•increased risk of errors or omissions in the sales or fulfillment of solutions or services;
•unpredictable extended warranty failure rates and related expenses;
•employees in transit using company vehicles to visit customer locations and employees being present in customer homes, which may increase our scope of liability;

•the potential for increased scope of liability relating to our consumer products, services and solutions and related business model;
•the engagement of third parties to assist with sales, installation or servicing of our products and solutions, and the potential responsibility for the actions they take; and
•increased risk of non-compliance with new laws and regulations applicable to these solutions.
These expanded risks increase the complexity of our business and place significant responsibility on our management, employees, operations, systems, technical expertise, financial resources, and internal controls and compliance functions.

Interruption of our supply chain could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Any material interruption in our supply chain, such as material interruption of the supply of raw materials and components due to the casualty loss of any of our manufacturing plants, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, unexpected delays in shipping or processing through customs of goods, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, or other unexpected or uncontrollable events that cause a material interruption in our supply chain such as pandemics, social or labor unrest, natural disasters or political disputes and military conflicts, could have a negative material impact on our business and our profitability. Additionally, our raw materials and components are sourced from a wide variety of domestic and international business partners. We rely on these suppliers to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner may be a challenge, especially with respect to raw materials and components sourced from outside the U.S. and from countries or regions with diminished infrastructure, developing or failing economies or which are experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers. A supplier's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. These issues could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Our Debt and Financial Markets
Covenants in our debt instruments may adversely affect us.
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
As of December 31, 2020, we had $839.6 million of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.

Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets may become restricted. Additionally, our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded. In addition, borrowings under our revolving credit facility and term loans bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”), plus, in each case, an applicable margin. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced it intends to phase out

LIBOR by the end of 2021. The credit agreement governing our revolving credit facility and term loans provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued; however, any calculation of interest based upon such replacement or alternative base rate may result in higher interest rates. To the extent that our interest rates increase, our interest expense will increase, which could adversely affect our financial condition, results of operations and cash flows.
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
In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of shares, capital expenditures and investments in our subsidiaries. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets, which have occurred in the past and made financing terms for borrowers unattractive or unavailable. For example, during 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic that impacted both market access to and pricing of commercial paper and we withdrew our credit ratings to access the commercial paper market. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for products or for customers to purchase products or commence new projects, as suppliers and customers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.

Risks Relating to Legal, Regulatory and Compliance Matters
Violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and other anti-corruption laws outside the U.S. could have a material adverse effect on us.
The U.S. Foreign Corrupt Practices Act (“FCPA”), U.K. Bribery Act, and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased regulations and scrutiny by regulators. We cannot assure that our internal control policies and procedures will always protect us from negligent, reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees, customers, or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

Our failure to satisfy international trade compliance regulations, and changes in U.S. government sanctions, could have a material adverse effect on us.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we sell are “dual use” products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and are often subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and non-U.S. trade laws applicable to our products. However, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries to sanctioned entities or to entities operating in sanctioned countries. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, our policies and procedures may not always protect us from actions that would violate U.S. and/or non-U.S. laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.
We are exposed to environmental laws, liabilities and litigation.
We are subject to U.S. federal, state, local and non-U.S. laws and regulations governing our environmental practices, public and worker health and safety, and the indoor and outdoor environment. Compliance with these environmental, health and safety regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Any violations of these laws by us could cause us to incur unanticipated liabilities. We are also required to comply with various environmental laws and maintain permits, many of which are subject to renewal from time to time, for many of our businesses, and we could suffer if we are unable to renew existing permits or to obtain any additional permits that may be required. Compliance with environmental requirements also could require significant operating or capital expenditures or result in significant operational restrictions. We cannot assure you that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators.

We have been named as a defendant, target or a potentially responsible party (“PRP”) in a number of environmental matters relating to our current or former businesses. We have disposed of a number of businesses and in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers of businesses from us. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. In addition to clean-up actions brought by governmental authorities, private parties could bring individual or class-action claims due to the presence of, or exposure to, hazardous substances.

Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. We have projects underway at several current and former manufacturing facilities to investigate and remediate environmental contamination resulting from our past operations or by the operations of divested or acquired businesses or other businesses that previously owned or used the properties. The cost of remediation and other environmental liabilities can be difficult to accurately predict. In addition, environmental requirements change and tend to become more stringent over time. Our eventual environmental remediation costs and liabilities could exceed the amount of our current reserves.
Our subsidiaries are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials, substantially all of which relate to our discontinued operations. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names a large number of product manufacturers, service providers and premises owners. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and settling claims before trial only where appropriate. As of December 31, 2020, there were approximately 630 claims pending against our subsidiaries, substantially all of which relate to our discontinued operations. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future, and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows. In addition, most of the asbestos claims against us are covered by liability insurance policies from many years ago. As our insurers resolve claims relating to past policy periods, the aggregate coverage provided by those policies erodes. If we exhaust our coverage under those policies, we will be exposed to potential uninsured losses.

Failure to comply with the broad range of standards, laws and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs and liabilities.
Both our products and the operation of our manufacturing facilities are subject to certain statutory and regulatory requirements. These laws and regulations impose on us increasingly complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding (among other things) pump efficiency, air quality and emissions, and wastewater discharges; the use, handling, and disposal of hazardous or toxic materials; remediation of environmental contamination; and working conditions for and compensation of our employees. We may also be affected by future standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, corporate social responsibility, or similar concerns. These standards, laws, or regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares.
We are exposed to certain regulatory, financial and other risks related to climate change and other sustainability matters.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and/or the Paris Accord, and these and other existing international initiatives and regulations or those under consideration could affect our international operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. As customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of our products or operations, customers may choose more energy efficient or sustainable alternatives. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. It is uncertain what laws will be enacted and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.

In addition, as part of our strategy regarding environmental, climate change and sustainability matters, we may set targets aimed at reducing our impact on the environment and climate change or targets relating to other sustainability matters. It is possible that we may not be able to achieve such targets or our desired impact, which may cause us to suffer from reputational damage or our business or financial condition could be adversely affected. It is also possible that failure to achieve such targets or actions we take to achieve our strategy or targets would result in increased costs to our operations. In addition, investors and stakeholders are increasingly focused on ESG matters, and as stakeholder ESG expectations and standards are evolving, this may cause us to suffer from reputational damage and our business or financial condition could be adversely affected.

Increased information technology security threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. As our business increasingly interfaces with employees, customers, dealers and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into smart products, Internet of Things, business-to-consumer, and e-commerce subjects us to increased cyber and technology risks. The secure operation of our information technology systems and networks is critical to our business operations and strategy. Information technology security threats from user error to attacks designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats may increase our costs. We have experienced data breaches, and, although we have determined such data breaches to be immaterial and such data breaches have not had a material adverse effect on our financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed in the theft of assets, exporting sensitive data or financial information or controlling sensitive systems or networks, it could expose us and our employees, customers, dealers and suppliers to the theft of assets, misuse of information or systems, compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.
Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.
We collect and store data that is sensitive to us and our employees, customers, dealers and suppliers. A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many foreign data privacy regulations, including the General Data Protection Regulation (the “GDPR”) in the European Union, are more stringent than federal regulations in the United States. Within the United States, many states are considering adopting, or have already adopted privacy regulations, including, for example, the California Consumer Privacy Act. The applicability of these laws to our business has increased due to our focus on expanding business-to-consumer and e-commerce offerings. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by courts and governmental authorities. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems. In the case of non-compliance with these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a breach of privacy, we may be required to make notifications under data privacy regulations. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
We may be negatively impacted by litigation and other claims.
We are currently, and may in the future, become subject to litigation and other claims. These legal proceedings are typically claims that relate to our products or services or to the conduct of our business and include, without limitation, claims relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures; intellectual property matters; environmental, safety and health matters; product liability; the use or installation of our products; consumer protection matters; and employment and labor matters. The outcome of such legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us. We also may not have insurance that covers such claims. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on acceptable terms, and this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims and must satisfy deductibles on other insured claims. Further, some of our business involves the sale of our products to customers that are constructing large and complex systems, facilities or other capital projects, and while we generally try to limit our exposure to liquidated damages, consequential damages and other potential damages in the contracts for these projects, we could be exposed to significant monetary damages and other liabilities in connection with the sale of our products for these projects for a variety of reasons. In addition, some of our businesses, customers, and dealers are subject to various laws and regulations regarding consumer protection and advertising and sales practices, and we have been named, and may be named in the future, as a defendant in litigation, some of which are or may be class action complaints, arising from alleged violation of these laws and regulations. Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

Risks Relating to Our Jurisdiction of Incorporation in Ireland and Tax Residency in the U.K.
We are subject to changes in law and other factors that may not allow us to maintain a worldwide effective corporate tax rate that is competitive in our industry.
While we believe that we should be able to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding tax policies of the jurisdictions where we operate. Also, the tax laws and treaties of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. In addition, legislative action could be taken by the U.S., the U.K., Ireland or the European Union that could override tax treaties or modify tax statutes or regulations upon which we expect to rely and adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting our ability as an Irish company to maintain tax residency in the U.K., we could be subject to increased taxation, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
A change in our tax residency could have a negative effect on our future profitability, and may trigger taxes on dividends or exit charges.
Under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is incorporated in Ireland. Under current U.K. legislation, a company that is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes unless it is treated as resident in another jurisdiction pursuant to any appropriate double tax treaty with the U.K. Other jurisdictions may also seek to assert taxing jurisdiction over us.
The Organization for Economic Co-operation and Development proposed a number of measures relating to the tax treatment of multinationals, some of which are implemented by amending double tax treaties through the multilateral convention to implement tax treaty related measures to prevent base erosion and profit shifting (the “MLI”). The MLI has now entered into force for a number of countries, including Ireland and the U.K. Under the Double Tax Convention between Ireland and the U.K., as amended by the MLI, the residence tie-breaker provides that a company will remain dual resident unless there is a determination otherwise by the tax authorities of the two contracting states.
We have obtained a determination from the Competent Authorities of the Irish Revenue Commissioners and the U.K. HM Revenue & Customs which states that we are resident for tax purposes only in the U.K.
It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become, resident in a jurisdiction other than the U.K. If we cease to be resident in the U.K. and become a resident in another jurisdiction, we may be subject to U.K. exit charges, and could become liable for additional tax charges in the other jurisdiction (including dividend withholding taxes or corporate income tax charges). If we were to be treated as resident in more than one jurisdiction, we could be subject to taxation in multiple jurisdictions. If, for example, we were considered to be a tax resident of Ireland, we could become liable for Irish corporation tax, and any dividends paid by us could be subject to Irish dividend withholding tax.
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
General Risk Factors
Our share price may fluctuate significantly.
We cannot predict the prices at which our shares may trade. The market price of our shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our results of operations due to factors related to our business;
•success or failure of our business strategy;
•our quarterly or annual earnings, or those of other companies in our industry;
•our ability to obtain third-party financing as needed;
•announcements by us or our competitors of significant acquisitions or dispositions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in earnings estimates or guidance by us or securities analysts or our ability to meet those estimates or guidance;
•the operating and share price performance of other comparable companies;
•investor perception of us;
•effect of certain events or occurrences on our reputation;
•overall market fluctuations;
•results from any material litigation or governmental investigation or environmental liabilities;
•natural or other environmental disasters;
•changes in laws and regulations affecting our business; and
•general economic conditions and other external factors.
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
Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices. The following is a summary of our principal properties as of December 31, 2020, including manufacturing, distribution, sales offices and service centers:

		No. of Facilities
	Location	Manufacturing	Distribution	Sales and Corporate Offices	Service Centers
Consumer Solutions	U.S. and 6 foreign countries	16	8	7	10
Industrial & Flow Technologies	U.S. and 15 foreign countries	20	15	6	7
Corporate	U.S. and 3 foreign countries	—	—	5	—
Total		36	23	18	17
We believe that our production facilities as well as the related machinery and equipment, are well maintained and suitable for their purpose and are adequate to support our businesses.
ITEM 3.  LEGAL PROCEEDINGS
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, contractual or regulatory disputes with suppliers, customers, authorities or parties to acquisitions and divestiture; intellectual property matters; environmental, asbestos, safety and health matters; product liability; the use or installation of our products; consumer matters; and employment and labor matters. Refer to “Legal proceedings” and “Environmental Matters” within Note 15 “Commitments and Contingencies”, of the consolidated financial statements included in ITEM 8 of Part II of this Form 10-K for information regarding legal and regulatory proceedings we are involved in. In addition, see Item 1A “Risk Factors - Our subsidiaries are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows” related to asbestos matters.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
John L. Stauch	56	President and Chief Executive Officer since 2018; Executive Vice President and Chief Financial Officer 2007 - 2018; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc. 2005 - 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc. 2004 - 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc. 2002 - 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., 2000 - 2002.
Kelly A. Baker	51	Executive Vice President and Chief Human Resources Officer since 2018; Chief Human Resources Officer, Water segment, 2017 - 2018; Chief Human Resources Officer of Patterson Companies, Inc. (a dental and animal health industry product and technology distributor) 2016 - 2017; Vice President of Human Resources, North America Retail and Marketing Function of General Mills (a multinational manufacturer and marketer of branded consumer foods) 2014 - 2016; Vice President of Human Resources, Corporate & Global Business Solutions of General Mills 2009 - 2014; Vice President of Diversity & Inclusion of General Mills 2005 - 2009.
Mario R. D’Ovidio	51	Executive Vice President and President, Consumer Solutions since 2020; Senior Vice President of Sales and Ownership Solutions - North America of Electrolux AB (a manufacturer of large and small household appliances) 2017 – 2020; Global Vice President Sales and Service – Husqvarna AB (a manufacturer of innovative outdoor power products) 2016 – 2017; Vice President Global Product Management and Development of Husqvarna AB 2014 – 2016.
Robert P. Fishman	57	Executive Vice President, Chief Financial Officer and Chief Accounting Officer since 2020; Executive Vice President and Chief Financial Officer of NCR Corporation (a global provider of omni-channel technology solutions) 2016 - 2018; Senior Vice President and Chief Financial Officer of NCR Corporation 2010 - 2016; Vice President and Corporate Controller of NCR Corporation 2007 - 2009.
John H. Jacko	63	Executive Vice President and Chief Growth Officer since 2018; Senior Vice President and Chief Marketing Officer 2017 - 2018; Vice President and Chief Marketing Officer of Kennametal Inc. (a global supplier of tooling, engineered components and advanced materials) 2007 - 2016; Senior Vice President and Chief Marketing Officer of Flowserve Corporation, 2002 - 2007; Vice President of Marketing and Customer Management of Flowserve Corporation 2001 - 2002.
Jerome O. Pedretti	50	Executive Vice President and President, Industrial & Flow Technologies since 2020. Senior Vice President of Pentair’s former Aquatic Systems reporting segment 2016 - 2019; Vice President of Pentair’s former Valves & Controls business 2014 - 2016; Vice President Growth Strategy 2010 - 2014; Various business leadership positions of Pentair 2005 - 2014; Consultant at Bain & Co 2002 - 2005.
Stephen J. Pilla	57
Executive Vice President and Chief Supply Chain Officer since 2020; Vice President and Chief Supply Chain Officer of Red Wing Shoe Co. (a manufacturer of personal protection equipment and footwear) 2017 - 2020; Vice President and General Manager of Pentair’s former Enclosure Division 2015 – 2017; Vice President of Pentair’s Global Operations and Supply Chain 2014 – 2016; Vice President, Global Supply of Pentair 2009 – 2012; Various other business leadership positions of Pentair 2002 – 2009.

Karla C. Robertson	50	Executive Vice President, General Counsel, Secretary and Chief Social Responsibility Officer since 2020; Executive Vice President, General Counsel and Secretary 2018-2020; General Counsel, Water segment 2017 - 2018; Executive Vice President, General Counsel and Corporate Secretary of SUPERVALU Inc. (a wholesaler and retailer of grocery products) 2013 - 2017; Vice President, Employment, Compensation and Benefits Law of SUPERVALU Inc. 2012 - 2013; Director, Employment Law of SUPERVALU Inc. 2011 - 2012; Senior Counsel, Employment Law of SUPERVALU Inc. 2009 - 2011; Senior Employee Relations Counsel of Target Corporation 2006 - 2008; Associate, Faegre & Benson LLP 2000 - 2005; Judicial Clerk, United States District Court for the Southern District of Iowa 1998 - 2000.
Philip M. Rolchigo	59	Executive Vice President and Chief Technology Officer since 2018; Chief Technology Officer 2017 - 2018; Vice President of Technology 2015 - 2017; Vice President of Engineering 2007 - 2015; Business Development Director of Water Technologies business of GE Global Research Center 2006 - 2007; Director of Technology of GE Water & Process Technologies 2003 - 2006; Chief Technology Officer of Osmonics 2000 - 2003; Vice President of Research & Development of Osmonics 1998 - 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PNR.” As of December 31, 2020, there were 13,931 shareholders of record.
Pentair has paid 180 consecutive quarterly cash dividends, including most recently a dividend of $0.19 per share in the fourth quarter of 2020. On December 8, 2020, Pentair’s Board of Directors approved a 5 percent increase in the Company’s regular quarterly cash dividend rate (from $0.19 per share to $0.20 per share) that was paid on February 5, 2021 to shareholders of record at the close of business on January 22, 2021. 2021 marks the 45th consecutive year that Pentair has increased its dividend.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2015 and the reinvestment of all dividends since that date to December 31, 2020. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

	Base Period December	INDEXED RETURNS Years ended December 31
Company / Index	2015	2016	2017	2018	2019	2020
Pentair plc	$100	$116.00	$149.25	$121.10	$149.78	$176.57
S&P 500 Index	100	111.96	136.40	130.42	171.49	203.04
S&P 500 Industrials Index	100	110.12	134.97	130.86	172.69	212.71
Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2020:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 24	714	$47.02	—	$134,718,028
October 25 – November 21	689,880	51.97	672,797	99,718,419
November 22 – December 31	68	53.09	—	849,718,419
Total	690,662		672,797
(a)The purchases in this column include 714 shares for the period October 1 – October 24, 17,083 shares for the period October 25 – November 21, and 68 shares for the period November 22 – December 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
(b)The average price paid in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted and performance shares.
(c)The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to a maximum dollar limit authorized by the Board of Directors, discussed below.
(d)In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”). The 2018 Authorization expires on May 31, 2021. On December 8, 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. The 2020 Authorization supplements the 2018 Authorization. We have $99.7 million and $750.0 million remaining availability for repurchases under the 2018 Authorization and 2020 Authorization, respectively. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF=
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
Overview
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a pure play water industrial manufacturing company comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2020, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 58% and 42% of total revenues, respectively.
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

Health and safety
From the earliest signs of the outbreak, we have taken proactive action to protect the health and safety of our employees, customers, and suppliers. We have enacted rigorous safety measures in our sites, including implementing social distancing protocols, implementing working from home arrangements for those employees who do not need to be physically present on the manufacturing floor and do not provide manufacturing-support activities, suspending travel, extensively and frequently disinfecting our workspaces, conducting temperature monitoring at our facilities, and providing or accommodating the wearing of facial coverings to those employees who must be physically present in their workplace and where facial coverings are required by local government orders. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, and suppliers. For the year ended December 31, 2020, we incurred $10.4 million of costs related to providing for the health and safety of our employees specific to the COVID-19 pandemic.
Operations
We have important manufacturing operations in the U.S. and around the world that have been affected by the COVID-19 pandemic, and we have taken certain actions to help curb its spread. Government-mandated measures providing for business curtailments or shutdowns generally exclude certain essential businesses and services, including businesses that manufacture and sell products that are considered essential to daily lives or otherwise operate in essential or critical sectors. While substantially all of our manufacturing facilities are considered essential and have remained operational, we have experienced intermittent partial or full factory closures at certain facilities as a result of these measures or the need to sanitize the facilities and address employee well-being. We also experienced brief interruptions in operations due to government-mandated shutdowns at our sites in India, Italy, and New Zealand during the year ended December 31, 2020. While sanitation-related closures or governmental shutdowns may occur again in the future, all of our manufacturing facilities currently remain operational. In addition, we have experienced disruptions at some of our facilities with higher absenteeism due to the COVID-19 pandemic.
Supply
The COVID-19 pandemic has impacted our factory productivity and supply chain. Certain of our suppliers, particularly in our pool and flow businesses, faced difficulties maintaining operations in light of manufacturing shutdowns and interruptions due to the COVID-19 pandemic, which negatively impacted our production and contributed to an increase in backlog. During the third quarter of 2020, we identified second source suppliers and increased supply for key items in our pool business to reduce the production and capacity challenges we encountered in the second quarter of 2020 as a result of supply chain issues and increased demand. These supply chain and capacity challenges have led to higher transportation and labor costs in order to timely deliver finished goods to our customers. Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have in certain cases resulted, and may continue to result, in higher costs and delays, both for obtaining raw materials and components and shipping finished goods to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations.
Demand
The COVID-19 pandemic has significantly increased economic and demand uncertainty. We have experienced and expect to continue to experience reductions in customer demand in several of our end-markets.
Within our Consumer Solutions segment, the COVID-19 pandemic has impacted demand in each of our businesses. Our pool business has experienced high demand as consumers sheltered-in-place and have spent more time at home. While shelter-in-place orders impacted our ability to reach our customers in our residential water treatment business at the beginning of the second quarter of 2020, we started to see stabilization in demand in this business towards the end of the second quarter and then saw demand rebound in the second half of 2020 as consumers became more comfortable allowing dealers back into their homes to test their water and install new systems. Our commercial filtration business was negatively impacted by restaurant and hospitality industry closures or operations at limited capacity across North America and Europe in the second quarter and to a lesser extent in the second half of 2020. New or extended government-mandated shutdowns could impact demand for our Consumer Solutions products in the future.

Within our Industrial & Flow Technologies segment, demand for our residential flow products was initially negatively impacted due to store closures as a result of state-wide orders in the U.S. However, sell through improved throughout the year driven by pent up demand from the earlier closures. Demand continued to remain soft in our commercial and infrastructure flow businesses, but stabilized in the third quarter of 2020. In our industrial filtration business, demand is mostly driven by customer capital spending, which was reduced and/or delayed beginning in the second quarter of 2020 across most industries served. In addition, lower asset utilization drove down demand in industrial filtration aftermarket sales. Furthermore, many of our commercial customers have been negatively impacted due to worldwide lockdowns as a result of the COVID-19 pandemic. While we are preparing for this business to remain under pressure in the near term, we expect long-term demand drivers for this business not to be significantly changed.
The current COVID-19 pandemic or continued spread of COVID-19 has caused a global economic slowdown, and a possibility of a global recession. In the event of a recession, demand for our products would decline and our business and results of operations would be adversely affected.
Cost mitigation actions
With the continuing uncertainty in light of the COVID-19 pandemic, we have taken steps across our organization to align costs with lower sales volumes. These steps include renegotiation with suppliers to reduce input costs, driving manufacturing direct labor reductions in line with volume drop, delaying, reducing or eliminating purchased services and travel and, where appropriate, temporary furloughs and hiring freezes. Additionally, we are proactively managing our working capital and reviewing our capital spending plan, but have not deferred strategic ongoing initiatives. We also continue to monitor government economic stabilization efforts and have participated in certain legislative provisions, such as deferring estimated tax payments, and may apply for job retention credits.
We continue to monitor the rapidly evolving situation including the development of vaccines and their distribution to address the COVID-19 virus and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their requirements and recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Part I—ITEM 1A, “Risk Factors,” included herein for our risk factors regarding risks associated with the COVID-19 pandemic.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2020, and will likely impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic, the extent of worldwide social, political and economic disruption it may continue to cause and the development and distribution of vaccines to address the COVID-19 virus. The broader implications of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues and the impact of vaccines on it, its effect on the demand for our products and services, our supply chain, and our manufacturing capacity, as well as the impact of governmental regulations imposed in response to the pandemic. See further discussion above under “COVID-19 Pandemic” for key trends and uncertainties with regard to the COVID-19 pandemic.
•During 2020, we executed certain business restructuring initiatives unrelated to the COVID-19 pandemic aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue into 2021 and to drive margin growth.
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

In 2021, our operating objectives remain to focus on delivering our core while continuing to build out our future. We expect to execute these objectives by:
•Delivering revenue growth in our core businesses;
•Delivering income and cash by managing price/cost inflation, prioritization of growth investments and addressing the cost structures as necessary;
•Continued focus on capital allocation through:
◦Commitment to maintain our investment grade rating;
◦Return cash to shareholders through dividends and buybacks; and
◦Supplement our business with strategically-aligned mergers and acquisitions.
•Focused growth initiatives that accelerate our investments in digital, technology and services expansion; and
•Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2020	2019	2018	2020 vs 2019		2019 vs 2018
Net sales	$3,017.8	$2,957.2	$2,965.1	2.0%		(0.3)%
Cost of goods sold	1,960.2	1,905.7	1,917.4	2.9%		(0.6)%
Gross profit	1,057.6	1,051.5	1,047.7	0.6%		0.4%
% of net sales	35.0%	35.6%	35.3%	(0.6)	pts	0.3	pts

Selling, general and administrative	520.5	540.1	534.3	(3.6)%		1.1%
% of net sales	17.2%	18.3%	18.0%	(1.1)	pts	0.3	pts
Research and development	75.7	78.9	76.7	(4.1)%		2.9%
% of net sales	2.5%	2.7%	2.6%	(0.2)	pts	0.1	pts

Operating income	461.4	432.5	436.7	6.7%		(1.0)%
% of net sales	15.3%	14.6%	14.7%	0.7	pts	(0.1)	pts

Loss (gain) on sale of businesses	0.1	(2.2)	7.3	N.M.		N.M.
Loss on early extinguishment of debt	—	—	17.1	N.M.		N.M.
Net interest expense	23.9	30.1	32.6	(20.6)%		(7.7)%
Other expense (income)	5.3	(2.9)	(0.1)	N.M.		N.M.

Income from continuing operations before income taxes	432.1	407.5	379.8	6.0%		7.3%
Provision for income taxes	75.0	45.8	58.1	63.8%		(21.2)%
Effective tax rate	17.4%	11.2%	15.3%	6.2	pts	(4.1)	pts
N.M. Not Meaningful

Net sales
The components of the consolidated net sales change were as follows:

	2020 vs 2019	2019 vs 2018
Volume	0.4%	(3.9)%
Price	0.9	2.6
Core growth	1.3	(1.3)
Acquisition	0.5	2.5
Currency	0.2	(1.5)
Total	2.0%	(0.3)%
The 2.0 percent increase in consolidated net sales in 2020 from 2019 was primarily the result of:
•selective increases in selling prices to mitigate inflationary cost increases;
•increased sales due to the Aquion and Pelican acquisitions in February 2019 and other small acquisitions in our Consumer Solutions segment in the fourth quarter of 2019 and first half of 2020;
•volume increase in our Consumer Solutions segment mainly driven by our pool business;
•volume increase in our residential and irrigation flow businesses in our Industrial & Flow Technologies segment; and
•favorable foreign currency effects in 2020 compared to the prior year.
This increase was partially offset by:
•sales volume declines in certain businesses within our Industrial & Flow Technologies segment due to the impacts of the COVID-19 pandemic.
Gross profit
The 0.6 percentage point decrease in gross profit as a percentage of net sales in 2020 from 2019 was primarily the result of:
•unfavorable mix within the pool and commercial and infrastructure flow businesses;
•lower volumes within our commercial water supply, water disposal, industrial filtration and food and beverage businesses;
•higher transportation and labor costs due to increased demand in our pool business;
•costs related to providing for the health and safety of our employees specific to the COVID-19 pandemic of $8.6 million for the year ended December 31, 2020; and
•inflationary increases related to certain raw materials.
This decrease was partially offset by:
•increased productivity due to higher volumes in our pool business;
•selective increases in selling prices to mitigate impacts of inflation; and
•increased productivity due to cost actions such as temporary furloughs and hiring freezes in response to the COVID-19 pandemic driving manufacturing efficiencies and lower operating expenses.
Selling, general and administrative (“SG&A”)
The 1.1 percentage point decrease in SG&A expense as a percentage of net sales in 2020 from 2019 was driven by:
•asset impairment charges of $21.2 million in 2019;
•reduction in travel and entertainment, trade show and advertising expenses due to the COVID-19 pandemic; and
•restructuring and other costs of $15.4 million in 2020, compared to $21.0 million in 2019.

This decrease was partially offset by:
•higher employee compensation incentive expense compared to the prior year.
Net interest expense
The 20.6 percent decrease in net interest expense in 2020 from 2019 was the result of:
•cross currency swaps entered into in June 2019 and December 2019 resulting in more interest income in 2020 than in the prior period;
•lower interest rate revolving credit facilities replacing higher interest rate fixed rate debt that matured during the second half of 2019; and
•strong cash flows in 2020 leading to lower overall debt levels.
Provision for income taxes
The 6.2 percentage point increase in the effective tax rate in 2020 from 2019 was primarily due to:
•the unfavorable impact of discrete items, including items related to the CARES Act, and items related to final regulations as part of the Tax Cuts and Jobs Act of 2017 that place limitations on the deductibility of certain interest expense for U.S. tax purposes.

2019 Comparison with 2018
A discussion of changes in our consolidated results of operations and liquidity and capital resources from the year ended December 31, 2019 to December 31, 2018 can be found in Part II, ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 25, 2020. However, such discussion is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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
Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Years ended December 31			% / point change
In millions	2020	2019	2018	2020 vs 2019		2019 vs 2018
Net sales	$1,742.9	$1,611.7	$1,578.4	8.1%		2.1%
Segment income	419.1	379.6	392.9	10.4%		(3.4)%
% of net sales	24.0%	23.6%	24.9%	0.4	pts	(1.3)	pts

Net sales
The components of the change in Consumer Solutions net sales were as follows:

	2020 vs 2019	2019 vs 2018
Volume	6.3%	(6.2)%
Price	0.8	3.3
Core growth	7.1	(2.9)
Acquisition	1.0	5.8
Currency	—	(0.8)
Total	8.1%	2.1%
The 8.1 percent increase in net sales for Consumer Solutions in 2020 from 2019 was primarily the result of:
•increased sales volume across several of the product lines in our pool business due to consumers’ desire to invest in their pools and backyards while sheltering-in-place due to the COVID-19 pandemic;
•higher sales volumes in our residential filtration product lines in North America and China during the second half of 2020;
•selective increases in selling prices to mitigate impacts of inflation; and
•increased sales due to the Aquion and Pelican acquisitions that occurred in February 2019 and other small acquisitions in the fourth quarter of 2019 and during 2020.
This increase was partially offset by:
•sales decreases for 2020 due to lower demand in the water treatment business as government-mandated shutdown and shelter-in-place orders and commercial closures due to the COVID-19 pandemic impacting the ability to reach customers; and
•higher-than-usual rebate activity that lowered price due to sales growth in our pool business.
The 2.1 percent increase in net sales for Consumer Solutions in 2019 from 2018 was primarily the result of:
•increased sales due to the acquisitions of Aquion and Pelican in the first quarter of 2019; and
•selective increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by:
•sales volume declines in our pool business due to cold, wet weather during the first half of 2019 in key markets;
•higher than anticipated inventory levels in some of our key distribution channels impacting our pool business during the first nine months of 2019;
•sales volume declines in our residential and commercial components business; and
•unfavorable foreign currency effects compared to the same period of the prior year.

Segment income
The components of the change in Consumer Solutions segment income from the prior period were as follows:

	2020		2019
Growth	1.1	pts	(1.4)	pts
Acquisition (divestiture)	0.4		(0.4)
Inflation	(1.3)		(2.9)
Productivity/Price	0.2		3.4
Total	0.4	pts	(1.3)	pts
The 0.4 percentage point increase in segment income for Consumer Solutions as a percentage of net sales in 2020 from 2019 was primarily the result of:
•increased sales volume in our pool business;
•reduction in travel and entertainment, trade show and advertising expenses due to the COVID-19 pandemic and other cost reduction initiatives;
•impact of Aquion and Pelican acquisitions; and
•selective increases in selling prices to mitigate the impacts of inflation.
This increase was partially offset by:
•lower sales volume in the higher margin commercial filtration business;
•higher sales rebates and employee incentive compensation expense in line with increased sales in our pool business;
•higher transportation and labor costs due to increased demand in our pool business; and
•inflationary increases related to certain raw materials.
The 1.3 percentage point decrease in segment income for Consumer Solutions as a percentage of net sales in 2019 from 2018 was primarily the result of:
•declines in core sales volume in our pool business resulting in unfavorable sales mix;
•increased investment in both research and development and sales and marketing to drive growth; and
•inflationary increases related to raw material and labor costs.
This decrease was partially offset by:
•selective increases in selling prices to mitigate inflationary cost increases; and
•productivity and cost savings generated from PIMS initiatives, including lean and supply management practices.

Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Years ended December 31			% / point change
In millions	2020	2019	2018	2020 vs 2019		2019 vs 2018
Net sales	$1,273.6	$1,344.1	$1,385.4	(5.2)%		(3.0)%
Segment income	164.6	199.0	198.8	(17.3)%		0.1%
% of net sales	12.9%	14.8%	14.3%	(1.9)	pts	0.5	pts

Net sales
The components of the change in Industrial & Flow Technologies net sales were as follows:

	2020 vs 2019	2019 vs 2018
Volume	(6.5)%	(1.4)%
Price	0.9	1.9
Core growth	(5.6)	0.5
Acquisition (divestiture)	—	(1.3)
Currency	0.4	(2.2)
Total	(5.2)%	(3.0)%
The 5.2 percent decrease in net sales for Industrial & Flow Technologies in 2020 from 2019 was primarily the result of:
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
•decreased sales volume in our residential and irrigation flow businesses in the first half of 2020 due to market conditions resulting from the COVID-19 pandemic.
This decrease was partially offset by:
•increased sales volume in our residential and irrigation flow businesses in the second half of 2020 due to strong demand in the residential water supply, water disposal and specialty spray product lines;
•sales growth in our infrastructure business as a result of strong backlog entering 2020;
•selective increases in selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects compared to the same period of the prior year.
The 3.0 percent decrease in net sales for Industrial & Flow Technologies in 2019 from 2018 was primarily the result of:
•decreased sales volume in our agriculture-related business due to cold, wet weather in the first half of 2019;
•unfavorable foreign currency effects compared to the same period of the prior year; and
•the impact of divestitures in our agriculture-related business in Brazil and commercial flow business in Australia.

This decrease was partially offset by:
•increased sales volume in our industrial filtration and food and beverage businesses; and
•selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Industrial & Flow Technologies segment income from the prior period were as follows:

	2020		2019
Growth	(2.5)	pts	0.4	pts
Inflation	(1.0)		(2.5)
Productivity/Price	1.6		2.6
Total	(1.9)	pts	0.5	pts
The 1.9 percentage point decrease in segment income for Industrial & Flow Technologies as a percentage of net sales in 2020 from 2019 was primarily the result of:
•decreased sales volumes in our residential and irrigation flow business in the first half of 2020 due to the COVID-19 pandemic, which resulted in decreased leverage on fixed operating expenses;

•decreased sales volume in our commercial water supply and water disposal, industrial filtration and food and beverage businesses due to the COVID-19 pandemic along with unfavorable mix within our commercial and infrastructure flow and industrial filtration businesses; and
•inflationary increases related to raw material and labor costs.
This decrease was partially offset by:
•selective increases in selling prices to mitigate inflationary cost increases;
•lower sales incentive expense in line with decreased sales; and
•increased productivity due to cost actions driving manufacturing efficiencies and lower operating expenses.
The 0.5 percentage point increase in segment income for Industrial & Flow Technologies as a percentage of net sales in 2019 from 2018 was primarily the result of:
•selective increases in selling prices to mitigate inflationary cost increases;
•increased productivity; and
•increased volume and favorable mix in our industrial filtration and food and beverage businesses.

This increase was partially offset by:
•inflationary increases related to raw material and labor costs.
BACKLOG OF ORDERS BY SEGMENT

	December 31
In millions	2020	2019	$ change	% change
Consumer Solutions	$459.1	$138.2	$320.9	232.2%
Industrial & Flow Technologies	288.7	251.2	37.5	14.9%
Total	$747.8	$389.4	$358.4	92.0%
A substantial portion of our revenues result from orders received and products delivered in the same month. Our backlog typically has a short manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. However, a portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record, as part of our backlog, all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. The increase in our backlog at December 31, 2020 compared to 2019 was mainly a result of increased demand in our pool business. We expect the majority of our backlog at December 31, 2020 will be shipped in 2021.

LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities and in certain instances, public and private debt and equity offerings. Our primary revolving credit facility has generally been adequate for these purposes, although we have negotiated additional credit facilities or completed debt and equity offerings as needed to allow us to complete acquisitions.
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2020 and drew on our revolving credit facility to repay commercial paper and to fund our operations. This cash usage reversed in the second quarter of 2020 as the seasonality of our businesses peaked. Consistent with historical seasonal patterns, the second quarter of 2020 generated significant cash to fund our operations and we used this cash to significantly reduce the draw on our revolving credit facility. We continued to experience strong cash flow in the second half of 2020, causing our revolving credit facility balance to remain low at December 31, 2020 compared to the prior year end.
End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs

(generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by temperature, heavy flooding and droughts.
We expect to continue to have sufficient cash and borrowing capacity to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe our existing liquidity position, coupled with our currently anticipated operating cash flows, will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. Although the impact of the COVID-19 pandemic on our future results is uncertain, we believe we are well-positioned to manage our business and have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under our committed and uncommitted credit facilities. We are committed to maintaining investment grade credit ratings and a solid liquidity position.
Summary of Cash Flows
Cash flows from continuing operations were as follows:

	Years ended December 31
In millions	2020	2019	2018
Cash provided by (used for):
Operating activities	$574.2	$345.2	$458.1
Investing activities	(117.9)	(331.9)	(61.7)
Financing activities	(435.9)	(17.1)	(407.9)
Operating activities
In 2020, net cash provided by operating activities of continuing operations primarily reflects net income from continuing operations of $432.2 million, net of non-cash depreciation and amortization. Additionally, the Company had a cash inflow of $109.5 million as a result of changes in net working capital, primarily the result of accounts receivables collections and reduced accounts receivables due to the pool business early buy program shipments with extended payment terms moving from the fourth quarter of 2020 into 2021 due to continued strong demand.
In 2019, net cash provided by operating activities of continuing operations primarily reflects net income from continuing operations of $462.9 million, net of non-cash depreciation, amortization and asset impairment, partially offset by a cash outflow of $105.4 million as a result of changes in net working capital and $20.9 million of pension and other post-retirement plan contributions, including $11.1 million of contributions made in conjunction with the termination of the Pentair Salaried Plan during 2019.
Investing activities
Net cash used for investing activities of continuing operations in 2020 primarily reflects capital expenditures of $62.2 million and cash paid for acquisitions of $58.0 million in our Consumer Solutions reporting segment, net of cash acquired.
Net cash used for investing activities of continuing operations in 2019 primarily reflects capital expenditures of $58.5 million and cash paid for the Aquion and Pelican acquisitions, partially offset by $15.3 million of proceeds received from divestitures primarily related to our former aquaculture business.
Financing activities
In 2020, net cash used for financing activities primarily relates to repayment of commercial paper and revolving long-term debt of $117.5 million, repayment of the 3.625% Senior Notes due in 2020 of $74.0 million, $150.2 million of share repurchases and dividend payments of $127.1 million.
In 2019, net cash used for financing activities primarily relates to repayment of senior notes due in 2019 totaling $401.5 million, $150.0 million of share repurchases and payment of dividends of $122.7 million, partially offset by proceeds from long-term debt of $600.0 million and net receipts of commercial paper and revolving long-term debt of $51.5 million.

Free Cash Flow
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of net income. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, repurchase shares and repay debt. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2020	2019	2018
Net cash provided by operating activities of continuing operations	$574.2	$345.2	$458.1
Capital expenditures of continuing operations	(62.2)	(58.5)	(48.2)
Proceeds from sale of property and equipment of continuing operations	0.1	0.6	0.2
Free cash flow from continuing operations	$512.1	$287.3	$410.1
Net cash (used for) provided by operating activities of discontinued operations	(0.6)	7.8	(19.0)
Capital expenditures of discontinued operations	—	—	(7.4)
Proceeds from sale of property and equipment of discontinued operations	—	—	2.3
Free cash flow	$511.5	$295.1	$386.0
Debt and Capital
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of December 31, 2020 and $117.8 million as of December 31, 2019, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.
In March 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market in the second quarter of 2020 and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of December 31, 2020, total availability under the Senior Credit Facility was $863.9 million.

Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. Our debt agreements contain various financial covenants. As of December 31, 2020, we were in compliance with all financial covenants in our debt agreements.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.4 million, of which there were no outstanding borrowings at December 31, 2020. Borrowings under these credit facilities bear interest at variable rates.
We have $103.8 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of December 31, 2020 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of December 31, 2020, we had $56.9 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have sufficient cash and borrowing capacity to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Share Repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”). The 2018 Authorization expires on May 31, 2021. On December 8, 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. The 2020 Authorization supplements the 2018 Authorization.
During the year ended December 31, 2019, we repurchased 4.0 million of our ordinary shares for $150.0 million under the 2018 Authorization.
During the year ended December 31, 2020, we repurchased 3.7 million of our ordinary shares for $150.2 million under the 2018 Authorization. As of December 31, 2020, we had $99.7 million and $750.0 million available for share repurchases under the 2018 Authorization and 2020 Authorization, respectively.
Dividends
On December 8, 2020, the Board of Directors approved a 5 percent increase in the Company’s regular quarterly dividend rate (from $0.19 per share to $0.20 per share) that was paid on February 5, 2021 to shareholders of record at the close of business on January 22, 2021. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $33.2 million at December 31, 2020. Dividends paid per ordinary share were $0.76, $0.72 and $1.05 for the years ended December 31, 2020, 2019 and 2018, respectively.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a GAAP reported amount (e.g., retained earnings). Our distributable reserve balance was $8.8 billion and $6.6 billion as of December 31, 2020 and 2019, respectively.

Supplemental guarantor information
Pentair plc (the “Parent Company Guarantor”), fully and unconditionally, guarantees the senior notes of PFSA (the “Subsidiary Issuer”). The Subsidiary Issuer is a Luxembourg private limited liability company and 100 percent-owned subsidiary of the Parent Company Guarantor.
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
The following table presents summarized financial information as of December 31, 2020 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	December 31, 2020
Current assets (1)	$8.2
Noncurrent assets (2)	1,040.9
Current liabilities (3)	608.3
Noncurrent liabilities (4)	1,283.0
(1) Includes assets due from non-guarantor subsidiaries of $2.8 million.
(2) Includes assets due from non-guarantor subsidiaries of $1,028.5 million.
(3) Includes liabilities due to non-guarantor subsidiaries of $556.6 million.
(4) Includes liabilities due to non-guarantor subsidiaries of $495.2 million.
The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations	$103.8	$88.3	$236.1	$—	$19.3	$400.0	$847.5
Interest obligations on fixed-rate debt	24.3	21.7	18.9	18.9	18.9	72.0	174.7
Operating lease obligations, net of sublease rentals	26.2	22.9	19.5	14.8	6.0	9.5	98.9
Purchase and marketing obligations	26.9	8.5	4.6	3.8	3.8	6.2	53.8
Pension and other post-retirement plan contributions	8.5	8.6	8.7	8.8	8.6	40.3	83.5
Total contractual obligations, net	$189.7	$150.0	$287.8	$46.3	$56.6	$528.0	$1,258.4
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2020, variable interest rate debt was $236.1 million at a weighted average interest rate of 1.23%.

The total gross liability for uncertain tax positions at December 31, 2020 was estimated to be $46.3 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2020, we had recorded $0.2 million for the possible payment of penalties and $4.6 million related to the possible payment of interest.
Off-balance sheet arrangements
At December 31, 2020, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, environmental, asbestos, safety and health matters, product liability, the use or installation of our products, consumer matters, and employment and labor matters.
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
As of December 31, 2020 and 2019, the outstanding value of bonds, letters of credit and bank guarantees totaled $99.1 million and $91.3 million, respectively.

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

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:
•it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and
•changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.
Our critical accounting estimates include the following:
Impairment of goodwill and indefinite-lived intangibles
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.
We test our goodwill for impairment at least annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform our annual or interim goodwill impairment test by comparing the fair value of the relevant reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.
We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.
During 2020, a quantitative assessment was performed. The fair value of each reporting unit was determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy. For the 2020 annual impairment test, the estimated fair value exceeded the carrying value in each of our reporting units, therefore, no impairment charge was required.
During 2019, a qualitative assessment was performed. We determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Factors considered in the analysis included the last discounted cash flow fair value assessment of reporting units and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount.
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

There was no impairment charge recorded in any of the years presented for identifiable intangible assets.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim re-measurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax loss of $6.7 million in 2020, a pre-tax gain of $3.4 million in 2019 and a pre-tax loss of $3.6 million in 2018. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2021.
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
Loss contingencies
Accruals are recorded for various contingencies including legal proceedings, self-insurance and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarial determined estimates. Additionally, we record receivables from third party insurers when recovery has been determined to be probable.
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
Interest rate risk
Our debt portfolio as of December 31, 2020, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 72% fixed-rate debt and 28% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2020, a 100 basis point increase or decrease in interest rates would result in a $37.6 million decrease or $40.9 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2020, a 100 basis point increase or decrease in interest rates would result in a $2.4 million increase or decrease in interest incurred.
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

From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. At December 31, 2020, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $12.4 million. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive loss and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings.
At December 31, 2020, we had outstanding cross currency swap agreements with a combined notional amount of $855.1 million. The cross currency swap agreements are accounted for as either cash flow hedges to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The currency risk related to the cross currency swap agreements is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $63.7 million net increase in accumulated other comprehensive income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in an $57.0 million net decrease in accumulated other comprehensive income. However, these increases and decreases in other comprehensive income would be offset by decreases or increases in the hedged items on our balance sheet.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. That attestation report is set forth immediately following this management report.

John L. Stauch	Robert P. Fishman
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 16, 2021 expressed an unqualified opinion on those financial statements.
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
February 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
The Company’s evaluation of indefinite-lived trade names for impairment involves the comparison of the estimated fair value of each indefinite-lived trade name to its carrying value. The Company determines the estimated fair value of its trade names using the income approach, more specifically, the relief-from-royalty method. The determination of the estimated fair value using the relief-from-royalty method requires management to make significant estimates and assumptions including selecting appropriate royalty and weighted average cost of capital (“WACC”) rates and forecasting future revenues for the related brands. Changes in these assumptions could have a significant impact on the estimated fair value of indefinite-lived trade names. For certain of the Company’s indefinite-lived trade names, a significant change in estimated fair value could cause a significant impairment.

The indefinite-lived trade names balance was $180.6 million as of December 31, 2020, of which certain trade names are higher risk for impairment. When identifying the higher risk indefinite-lived trade names, we considered the relationship of their fair value to carrying value. The estimated fair values of these trade names exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.

Given the level of judgment involved, management uses a third-party fair value specialist to assist in establishing the royalty and WACC rate assumptions. The future trade name revenues are sensitive to changes in demand, and the short-term growth rates have increased uncertainty as a result of the COVID-19 pandemic. Auditing these assumptions involved a high degree of auditor judgment, and an increased extent of audit effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future trade name revenues and selection of the royalty and WACC rates included the following, among others:
•We tested the effectiveness of controls over indefinite-lived trade names impairment evaluation, including those over management’s review of the trade name revenue forecasts and the selection of the royalty and WACC rates to be used in the valuation.
•We assessed management’s ability to prepare accurate trade name revenue forecasts by performing a retrospective review to compare actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s trade name revenue forecasts by inquiring of management regarding the forecasts and comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) forecasted information included in Company press releases, (4) underlying analysis detailing business strategies and growth plans, and (5) current industry, market and economic trends.
•We also performed sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of the trade names.
•With the assistance of our fair value specialists, we evaluated the royalty and WACC rates used by management in the valuation, including (1) testing the underlying source information and the mathematical calculations, (2) developing a range of independent estimates and comparing those to the WACC rate selected by management, and (3) comparing the selected royalty rate to market data for comparable licensing agreement rates.
Income Taxes — Completeness of Uncertain Tax Positions — Refer to Notes 1 and 10 to the financial statements
Critical Audit Matter Description
The Company assesses uncertain tax positions (“UTPs”) based upon an evaluation of available information and records a liability when a position taken or expected to be taken in a tax return does not meet certain measurement or recognition criteria. A tax benefit is recognized only if management believes it is more likely than not that the tax position will be sustained upon examination by the relevant tax authority. Determining the completeness of UTPs is complex and significant judgment is involved in identifying which positions may not meet the required measurement or recognition criteria. As of December 31, 2020, the Company’s recorded UTP balance was $46.3 million.

The UTP analysis is complex as it includes numerous tax jurisdictions and varying applications of tax laws. Given the multiple jurisdictions in which the Company operates and the complexity of tax law, auditing the completeness of UTPs involved a high degree of auditor judgment, and an increased extent of audit effort, including the need to involve our tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate the completeness of UTPs in material jurisdictions included the following, among others:
•We tested the effectiveness of controls over management’s determination of the existence of UTPs.
•With the assistance of our income tax specialists, we assessed the Company’s determination of the existence of UTPs. In particular, our procedures included:
◦Evaluating the Company’s significant judgments related to completeness of UTPs in material jurisdictions:
▪We performed inquiries of management to assess whether they are aware of any new items or significant changes to the business that would impact the UTP assessment or give rise to new UTPs.

▪We evaluated the following: technical merits of existing UTPs, technical merits of potential UTPs, and significant transactions and their tax implications, including the completeness and accuracy of the underlying data supporting the transactions.
▪We assessed the appropriateness and consistency of management’s methods and assumptions used in identifying UTPs.
▪We evaluated former and ongoing tax audits by tax authorities.
▪We considered changes in and assessed the Company’s interpretation of applicable tax laws.
▪We inspected the Company’s filed tax returns and the tax provision to obtain an understanding of significant differences. We assessed whether the appropriate UTPs were recorded as well as whether any additional UTPs needed to be considered.
▪We evaluated the appropriateness and consistency of the financial statement disclosures, including judgments associated with unrecognized tax benefits that could increase or decrease within 12 months of the reporting date.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 16, 2021

We have served as the Company’s auditor since 1977.

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per-share data	2020	2019	2018
Net sales	$3,017.8	$2,957.2	$2,965.1
Cost of goods sold	1,960.2	1,905.7	1,917.4
Gross profit	1,057.6	1,051.5	1,047.7
Selling, general and administrative	520.5	540.1	534.3
Research and development	75.7	78.9	76.7
Operating income	461.4	432.5	436.7
Other (income) expense
Loss (gain) on sale of businesses	0.1	(2.2)	7.3
Loss on early extinguishment of debt	—	—	17.1
Net interest expense	23.9	30.1	32.6
Other expense (income)	5.3	(2.9)	(0.1)
Income from continuing operations before income taxes	432.1	407.5	379.8
Provision for income taxes	75.0	45.8	58.1
Net income from continuing operations	357.1	361.7	321.7
Income (loss) from discontinued operations, net of tax	1.5	(6.0)	25.7
Net income	$358.6	$355.7	$347.4
Comprehensive income, net of tax
Net income	$358.6	$355.7	$347.4
Changes in cumulative translation adjustment	49.0	(15.3)	10.0
Changes in market value of derivative financial instruments, net of tax	(29.8)	17.4	4.8
Comprehensive income	$377.8	$357.8	$362.2
Earnings (loss) per ordinary share
Basic
Continuing operations	$2.14	$2.14	$1.83
Discontinued operations	0.01	(0.04)	0.15
Basic earnings per ordinary share	$2.15	$2.10	$1.98
Diluted
Continuing operations	$2.13	$2.12	$1.81
Discontinued operations	0.01	(0.03)	0.15
Diluted earnings per ordinary share	$2.14	$2.09	$1.96
Weighted average ordinary shares outstanding
Basic	166.5	169.4	175.8
Diluted	167.4	170.4	177.3
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2020	2019
Assets
Current assets
Cash and cash equivalents	$82.1	$82.5
Accounts receivable, net of allowances of $8.4 and $10.3, respectively	367.5	502.9
Inventories	420.0	377.4
Other current assets	105.5	99.1
Total current assets	975.1	1,061.9
Property, plant and equipment, net	301.2	283.2
Other assets
Goodwill	2,392.2	2,258.3
Intangibles, net	325.9	339.2
Other non-current assets	202.8	196.9
Total other assets	2,920.9	2,794.4
Total assets	$4,197.2	$4,139.5
Liabilities and Equity
Current liabilities
Accounts payable	$245.1	$325.1
Employee compensation and benefits	117.0	71.0
Other current liabilities	410.4	352.9
Total current liabilities	772.5	749.0
Other liabilities
Long-term debt	839.6	1,029.1
Pension and other post-retirement compensation and benefits	102.0	96.4
Deferred tax liabilities	107.4	104.4
Other non-current liabilities	269.4	206.7
Total liabilities	2,090.9	2,185.6
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 166.1 and 168.3 issued at December 31, 2020 and 2019, respectively	1.7	1.7
Additional paid-in capital	1,680.7	1,777.7
Retained earnings	631.2	401.0
Accumulated other comprehensive loss	(207.3)	(226.5)
Total equity	2,106.3	1,953.9
Total liabilities and equity	$4,197.2	$4,139.5
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2020	2019	2018
Operating activities
Net income	$358.6	$355.7	$347.4
(Income) loss from discontinued operations, net of tax	(1.5)	6.0	(25.7)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(1.4)	(3.5)	(8.4)
Depreciation	46.7	48.3	49.7
Amortization	28.4	31.7	34.9
Loss (gain) on sale of businesses	0.1	(2.2)	7.3
Deferred income taxes	4.6	(18.4)	(4.1)
Share-based compensation	20.3	21.4	20.9
Asset impairment	—	21.2	12.0
Loss on early extinguishment of debt	—	—	17.1
Pension and other post-retirement expense	12.2	1.9	13.2
Pension and other post-retirement contributions	(8.4)	(20.9)	(8.9)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	148.3	(17.5)	(15.3)
Inventories	(29.1)	13.6	(40.1)
Other current assets	(2.3)	(18.4)	31.2
Accounts payable	(81.9)	(63.6)	58.3
Employee compensation and benefits	42.5	(19.1)	(0.6)
Other current liabilities	32.0	(0.4)	(3.3)
Other non-current assets and liabilities	5.1	9.4	(27.5)
Net cash provided by operating activities of continuing operations	574.2	345.2	458.1
Net cash (used for) provided by operating activities of discontinued operations	(0.6)	7.8	(19.0)
Net cash provided by operating activities	573.6	353.0	439.1
Investing activities
Capital expenditures	(62.2)	(58.5)	(48.2)
Proceeds from sale of property and equipment	0.1	0.6	0.2
Proceeds from (payments due to) sale of businesses	—	15.3	(12.8)
Acquisitions, net of cash acquired	(58.0)	(287.8)	(0.9)
Other	2.2	(1.5)	—
Net cash used for investing activities of continuing operations	(117.9)	(331.9)	(61.7)
Net cash used for investing activities of discontinued operations	—	—	(7.1)
Net cash used for investing activities	(117.9)	(331.9)	(68.8)
Financing activities
Net (repayments) receipts of commercial paper and revolving long-term debt	(117.5)	51.5	39.7
Proceeds from long-term debt	—	600.0	—
Repayment of long-term debt	(74.0)	(401.5)	(675.1)
Premium paid on early extinguishment of debt	—	—	(16.0)
Distribution of cash from nVent, net of cash transferred	—	—	919.4
Shares issued to employees, net of shares withheld	32.9	12.5	13.3
Repurchases of ordinary shares	(150.2)	(150.0)	(500.0)
Dividends paid	(127.1)	(122.7)	(187.2)
Other	—	(6.9)	(2.0)
Net cash used for financing activities	(435.9)	(17.1)	(407.9)
Change in cash held for sale	—	—	27.0
Effect of exchange rate changes on cash and cash equivalents	(20.2)	4.2	(1.4)
Change in cash and cash equivalents	(0.4)	8.2	(12.0)
Cash and cash equivalents, beginning of year	82.5	74.3	86.3
Cash and cash equivalents, end of year	$82.1	$82.5	$74.3

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$41.0	$33.7	$43.7
Cash paid for income taxes, net	67.7	59.0	92.9
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Number	Amount
Balance - December 31, 2017	180.3	$1.8	$2,797.7	$2,481.7	$(243.4)	$5,037.8
Net income	—	—	—	347.4	—	347.4
Cumulative effect of accounting changes	—	—	—	(214.0)	—	(214.0)
Other comprehensive income, net of tax	—	—	—	—	62.6	62.6
Distribution to nVent	—	—	(438.2)	(2,291.0)	(47.8)	(2,777.0)
Dividends declared	—	—	—	(154.9)	—	(154.9)
Share repurchases	(10.2)	(0.1)	(499.9)	—	—	(500.0)
Exercise of options, net of shares tendered for payment	0.9	—	24.3	—	—	24.3
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)		(11.0)	—	—	(11.0)
Share-based compensation	—		20.9	—	—	20.9
Balance - December 31, 2018	171.4	$1.7	$1,893.8	$169.2	$(228.6)	$1,836.1
Net income	—	—	—	355.7	—	355.7
Other comprehensive income, net of tax	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	(123.9)	—	(123.9)
Share repurchases	(4.0)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.7	—	17.1	—	—	17.1
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.6)	—	—	(4.6)
Share-based compensation	—	—	21.4	—	—	21.4
Balance - December 31, 2019	168.3	$1.7	$1,777.7	$401.0	$(226.5)	$1,953.9
Net income	—	—	—	358.6	—	358.6
Other comprehensive income, net of tax	—	—	—	—	19.2	19.2
Dividends declared	—	—	—	(128.4)	—	(128.4)
Share repurchases	(3.7)	—	(150.2)	—	—	(150.2)
Exercise of options, net of shares tendered for payment	1.3	—	37.6	—	—	37.6
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.7)	—	—	(4.7)
Share-based compensation	—	—	20.3	—	—	20.3
Balance - December 31, 2020	166.1	$1.7	$1,680.7	$631.2	$(207.3)	$2,106.3
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Business
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a pure play water industrial manufacturing company comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies.
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
COVID-19
In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has had and may continue to have an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic and the availability and distribution of vaccines to address the COVID-19 virus, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. We may continue to experience reduced customer demand or constrained supply that could materially adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.
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
Revenue recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods or providing services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 92.2%, 92.0% and 92.5% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 7.8%, 8.0% and 7.5% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract, and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
On December 31, 2020, we had $76.7 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
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
Contract assets and liabilities consisted of the following:

	December 31
In millions	2020	2019	$ Change	% Change
Contract assets	$50.1	$41.0	$9.1	22.2%
Contract liabilities	27.5	32.6	(5.1)	(15.6)%
Net contract assets	$22.6	$8.4	$14.2	169.0%
The $14.2 million increase in net contract assets from December 31, 2019 to December 31, 2020 was primarily the result of timing of milestone payments. Approximately 85% of our contract liabilities at December 31, 2019 were recognized in revenue during the twelve months ended December 31, 2020. There were no impairment losses recognized on our contract assets for the twelve months ended December 31, 2020 and December 31, 2019.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Years ended December 31
In millions	2020	2019	2018
U.S.	$2,011.7	$1,866.7	$1,858.1
Western Europe	375.3	401.6	402.7
Developing (1)	427.5	480.6	476.5
Other Developed (2)	203.3	208.3	227.8
Consolidated net sales (3)	$3,017.8	$2,957.2	$2,965.1
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Net sales in Ireland, for each of the years presented, were not material.
Vertical net sales information was as follows:

	Years ended December 31
In millions	2020	2019	2018
Residential	$1,883.4	$1,668.2	$1,665.9
Commercial	528.6	627.3	630.7
Industrial	605.8	661.7	668.5
Consolidated net sales	$3,017.8	$2,957.2	$2,965.1
Research and development
We conduct research and development (“R&D”) activities primarily in our own facilities, which mostly consist of development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2020, 2019 and 2018 were $75.7 million, $78.9 million and $76.7 million, respectively.
Cash equivalents
We consider highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.
Trade receivables and concentration of credit risk
We record an allowance for credit losses, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for credit losses are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers’ financial condition, and historical collection experience as well as reasonable and supportable forecasts of future economic conditions. We generally do not require collateral.
The following table summarizes the activity in the allowance for credit losses:

	Years ended December 31
In millions	2020	2019	2018
Beginning balance	$10.3	$14.0	$14.2
Bad debt (benefit) expense (1)	(0.4)	1.4	1.1
Write-offs, net of recoveries	(1.6)	(4.1)	(0.9)
Other (2)	0.1	(1.0)	(0.4)
Ending balance	$8.4	$10.3	$14.0
(1) The bad debt benefit for the year-ended December 31, 2020 includes the positive impact related to the adoption of Accounting
     Standards Update (“ASU”) No. 2016-13 “Financial Instruments-Credit Losses.”

(2) Other amounts are primarily the effects of changes in currency translations and the impact of allowance for credits.
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
The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2020	2019
U.S.	$183.6	$172.3
Western Europe	76.7	69.7
Developing (1)	30.4	31.1
Other Developed (2)	10.5	10.1
Consolidated (3)	$301.2	$283.2
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Property, plant and equipment, net in Ireland, for each of the years presented, were not material.
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no material long-lived asset impairment charges in 2020, 2019, or 2018.
Goodwill and identifiable intangible assets
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.
We test our goodwill for impairment at least annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform our annual or interim goodwill impairment test by comparing the fair value of the relevant reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.
We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

During 2020, a quantitative assessment was performed. The fair value of each reporting unit was determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy. For the 2020 annual impairment test, the estimated fair value exceeded the carrying value in each of our reporting units, therefore, no impairment charge was required.
During 2019, a qualitative assessment was performed. We determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Factors considered in the analysis included the last discounted cash flow fair value assessment of reporting units and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described in Note 9.
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
There were no impairment charges recorded in any of the years presented for identifiable intangible assets.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim re-measurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis. The service costs are recorded within Operating income and the interest costs, expected return on plan assets and net actuarial gain/loss components of net periodic pension and other post-retirement benefit costs are recorded within Other expense (income).

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Insurance subsidiary
A portion of our property and casualty insurance program is insured through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2020 and 2019, reserves for policy claims were $55.0 million, of which $13.0 million was included in Other current liabilities and $42.0 million was included in Other non-current liabilities, and $54.7 million, of which $13.1 million was included in Other current liabilities and $41.6 million was included in Other non-current liabilities, respectively.
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
Performance share units (“PSUs”) are stock awards where the ultimate number of shares issued will be contingent on the Company’s performance against certain performance goals. The Compensation Committee has the ability to adjust performance goals or modify the manner of measuring or evaluating a performance goal using its discretion. The fair value of each PSU is based on the market value on the date of grant. We recognize expense related to the estimated vesting of our PSUs granted. The estimated vesting of the PSUs is based on the probability of achieving certain performance metrics over the specified performance period.
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
Foreign currency translation
The financial statements of the Company’s non-U.S. dollar functional currency international subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income (loss) and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in AOCI, a component of equity.
New accounting standards
On March 2, 2020, we early adopted the SEC’s rule titled “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities,” which simplifies the disclosure requirements related to our guaranteed registered securities under Rule 3-10 of Regulation S-X.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

On January 1, 2020, we adopted ASU No. 2016-13 “Financial Instruments-Credit Losses” and the related amendments (the “new standard”). The new standard changes the methodology used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The approach utilizes an expected credit loss model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of an asset, which may result in earlier recognition of credit losses than under the previous accounting standards.
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

2.    Acquisitions and Discontinued Operations
Acquisitions
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
In 2020, our Consumer Solutions reporting segment completed acquisitions with purchase prices totaling $58.0 million in cash, net of cash acquired.
The pro forma impact of the acquisitions in 2019 and 2020 were not material.
Discontinued Operations
On April 30, 2018, we completed the Separation and Distribution. The results of the Electrical business have been presented as discontinued operations for all periods presented. The Electrical business had been previously disclosed as a stand-alone reporting segment. Separation costs related to the Separation and Distribution were $84.2 million for the twelve months ended December 31, 2018. These costs are reported in discontinued operations as they represent a cost directly related to the Separation and Distribution and were included within Income (loss) from discontinued operations, net of tax presented below.
Operating results of discontinued operations are summarized below:

	Years ended December 31
In millions	2020	2019	2018
Net sales	$—	$—	$693.9
Cost of goods sold	—	—	424.0
Gross profit	—	—	269.9
Selling, general and administrative	(1.2)	7.4	237.8
Research and development	—	—	14.6
Operating income (loss)	$1.2	$(7.4)	$17.5

Income (loss) from discontinued operations before income taxes	$1.6	$(7.6)	$31.8
Income tax provision (benefit)	0.1	(1.6)	6.1
Income (loss) from discontinued operations, net of tax	$1.5	$(6.0)	$25.7

Pentair plc and Subsidiaries
Notes to consolidated financial statements

3.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2020	2019	2018
Net income	$358.6	$355.7	$347.4
Net income from continuing operations	$357.1	$361.7	$321.7
Weighted average ordinary shares outstanding
Basic	166.5	169.4	175.8
Dilutive impact of stock options and restricted stock awards	0.9	1.0	1.5
Diluted	167.4	170.4	177.3
Earnings (loss) per ordinary share
Basic
Continuing operations	$2.14	$2.14	$1.83
Discontinued operations	0.01	(0.04)	0.15
Basic earnings per ordinary share	$2.15	$2.10	$1.98
Diluted
Continuing operations	$2.13	$2.12	$1.81
Discontinued operations	0.01	(0.03)	0.15
Diluted earnings per ordinary share	$2.14	$2.09	$1.96
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.7	2.1	1.2

4.    Restructuring
During 2020, 2019 and 2018, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the years ended December 31, 2020, 2019 and 2018 included a reduction in hourly and salaried headcount of approximately 175 employees, 375 employees and 300 employees, respectively.
Restructuring related costs included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2020	2019	2018
Severance and related costs	$9.7	$11.7	$13.2
Other	4.4	2.3	27.4
Total restructuring costs	$14.1	$14.0	$40.6
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2020	2019	2018
Consumer Solutions	$3.6	$6.7	$14.7
Industrial & Flow Technologies	4.7	4.9	24.5
Other	5.8	2.4	1.4
Consolidated	$14.1	$14.0	$40.6

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2020	2019
Beginning balance	$16.2	$27.1
Costs incurred	9.7	11.7
Cash payments and other	(10.7)	(22.6)
Ending balance	$15.2	$16.2

5.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 by reportable segment were as follows:

In millions	December 31, 2019	Acquisitions/ divestitures	Purchase accounting adjustments	Foreign currency translation	December 31, 2020
Consumer Solutions	$1,501.4	$51.9	$14.4	$12.8	$1,580.5
Industrial & Flow Technologies	756.9	—	—	54.8	811.7
Total goodwill	$2,258.3	$51.9	$14.4	$67.6	$2,392.2

In millions	December 31, 2018	Acquisitions/ divestitures	Foreign currency translation	December 31, 2019
Consumer Solutions	$1,302.8	$201.8	$(3.2)	$1,501.4
Industrial & Flow Technologies	769.9	—	(13.0)	756.9
Total goodwill	$2,072.7	$201.8	$(16.2)	$2,258.3

There has been no impairment of goodwill for any of the years presented.
Identifiable intangible assets consisted of the following at December 31:

	2020			2019
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$435.9	$(308.1)	$127.8	$418.1	$(269.1)	$149.0
Proprietary technology and patents	46.9	(29.4)	17.5	42.3	(25.5)	16.8
Total finite-life intangibles	482.8	(337.5)	145.3	460.4	(294.6)	165.8
Indefinite-life intangibles
Trade names	180.6	—	180.6	173.4	—	173.4
Total intangibles	$663.4	$(337.5)	$325.9	$633.8	$(294.6)	$339.2

Identifiable intangible asset amortization expense in 2020, 2019 and 2018 was $28.4 million, $31.7 million and $34.9 million, respectively.
There was no impairment charge for intangible assets in any of the years presented.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2021	2022	2023	2024	2025
Estimated amortization expense	$23.9	$16.6	$13.9	$13.3	$13.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

6.    Supplemental Balance Sheet Information

	December 31
In millions	2020	2019
Inventories
Raw materials and supplies	$218.7	$196.2
Work-in-process	67.2	65.2
Finished goods	134.1	116.0
Total inventories	$420.0	$377.4
Other current assets
Cost in excess of billings	$50.1	$41.0
Prepaid expenses	48.5	48.3
Prepaid income taxes	3.8	5.2
Other current assets	3.1	4.6
Total other current assets	$105.5	$99.1
Property, plant and equipment, net
Land and land improvements	$35.9	$33.7
Buildings and leasehold improvements	195.4	188.1
Machinery and equipment	589.7	537.2
Capitalized software	79.9	73.5
Construction in progress	47.8	48.1
Total property, plant and equipment	948.7	880.6
Accumulated depreciation and amortization	647.5	597.4
Total property, plant and equipment, net	$301.2	$283.2
Other non-current assets
Right-of-use lease assets	$83.6	$77.2
Deferred income taxes	27.4	29.6
Deferred compensation plan assets	22.6	21.3
Other non-current assets	69.2	68.8
Total other non-current assets	$202.8	$196.9
Other current liabilities
Dividends payable	$33.2	$32.0
Accrued warranty	37.0	32.1
Accrued rebates and incentives	122.0	83.5
Billings in excess of cost	22.5	22.5
Current lease liability	22.1	19.0
Income taxes payable	14.6	11.1
Accrued restructuring	15.2	16.2
Other current liabilities	143.8	136.5
Total other current liabilities	$410.4	$352.9
Other non-current liabilities
Long-term lease liability	$65.1	$61.1
Income taxes payable	44.8	45.4
Self-insurance liabilities	42.0	41.6
Deferred compensation plan liabilities	22.6	21.3
Foreign currency contract liabilities	69.6	11.6
Other non-current liabilities	25.3	25.7
Total other non-current liabilities	$269.4	$206.7

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.    Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss consist of the following:

	December 31
In millions	2020	2019
Cumulative translation adjustments	$(177.1)	$(226.1)
Market value of derivative financial instruments, net of tax	(30.2)	(0.4)
Accumulated other comprehensive loss	$(207.3)	$(226.5)

8.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2020		2020	2019
Commercial paper	N/A	2023	$—	$117.8
Revolving credit facilities	1.244%	2023	36.1	35.8
Term loans	1.224%	2023	200.0	200.0
Senior notes - fixed rate (1)	3.625%	2020	—	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Unamortized issuance costs and discounts	N/A	N/A	(7.9)	(9.9)
Total debt			$839.6	$1,029.1

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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of December 31, 2020 and $117.8 million as of December 31, 2019, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Senior Credit Facility.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In March 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market in the second quarter of 2020 and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of December 31, 2020, total availability under the Senior Credit Facility was $863.9 million.
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
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.4 million, of which there were no outstanding borrowings at December 31, 2020. Borrowings under these credit facilities bear interest at variable rates.
We have $103.8 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of December 31, 2020 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at December 31, 2020 matures on a calendar year basis as follows:

In millions	2021	2022	2023	2024	2025	Thereafter	Total
Contractual debt obligation maturities	$103.8	$88.3	$236.1	$—	$19.3	$400.0	$847.5

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
At December 31, 2020 and 2019, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $12.4 million and $17.0 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross Currency Swaps
At December 31, 2020 and 2019, we had outstanding cross currency swap agreements with a combined notional amount of $855.1 million and $777.0 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. As of December 31, 2020 and 2019, we had deferred foreign currency losses of $32.8 million and $1.8 million, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Foreign Currency Denominated Debt
In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the “2019 Euro Notes”) as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. In June 2018, the Company completed a tender offer for €363.4 million of the 2019 Euro Notes. At that time, the remaining €136.6 million of the 2019 Euro Notes were re-designated as a net investment hedge in our Euro denominated subsidiaries. In September 2019, the 2019 Euro Notes matured and were paid in full, terminating the net investment hedge. The historical gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within Accumulated other comprehensive loss. As of December 31, 2020 and December 31, 2019, we had deferred foreign currency gains of $2.8 million, in Accumulated other comprehensive loss associated with the net investment hedge activity.
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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2020		2019
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$236.1	$236.1	$353.6	$353.6
Fixed rate debt	611.4	695.4	685.4	732.2
Total debt	$847.5	$931.5	$1,039.0	$1,085.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(69.6)	$—	$—	$(69.6)
Deferred compensation plan assets	12.2	—	—	10.4	22.6
Total recurring fair value measurements	$12.2	$(69.6)	$—	$10.4	$(47.0)

Recurring fair value measurements	December 31, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract assets	$—	$0.1	$—	$—	$0.1
Foreign currency contract liabilities	$—	$(11.6)	$—	$—	$(11.6)
Deferred compensation plan assets	12.5	—	—	8.8	21.3
Total recurring fair value measurements	$12.5	$(11.5)	$—	$8.8	$9.8
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

10.    Income Taxes
Income from continuing operations before income taxes consisted of the following:

	Years ended December 31
In millions	2020	2019	2018
Federal (1)	$7.2	$(1.6)	$(24.6)
International (2)	424.9	409.1	404.4
Income from continuing operations before income taxes	$432.1	$407.5	$379.8
(1) “Federal” reflects United Kingdom (“U.K.”) income (loss) from continuing operations before income taxes.
(2) “International” reflects non-U.K. income from continuing operations before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2020	2019	2018
Currently payable (receivable)
Federal (1)	$0.1	$—	$(0.1)
International (2)	70.3	64.2	62.3
Total current taxes	70.4	64.2	62.2
Deferred
International (2)	4.6	(18.4)	(4.1)
Total deferred taxes	4.6	(18.4)	(4.1)
Total provision for income taxes	$75.0	$45.8	$58.1
(1) “Federal” represents U.K. taxes.
(2) “International” represents non-U.K. taxes.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2020	2019	2018
U.K. federal statutory income tax rate	19.0%	19.0%	19.0%
Tax effect of international operations (1)	(3.9)	(8.2)	(9.9)
Change in valuation allowances	1.3	1.1	7.9
Excess tax benefits on stock-based compensation	(0.7)	(0.7)	(1.7)
Base erosion and anti-abuse tax	1.7	—	—
Tax effect of U.S. tax reform	—	—	(0.9)
Tax effect of early extinguishment of debt	—	—	0.9
Effective tax rate	17.4%	11.2%	15.3%
(1) The tax effect of international operations consists of non-U.K. jurisdictions.
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2020	2019	2018
Beginning balance	$47.4	$51.4	$13.8
Gross increases for tax positions in prior periods	0.6	0.4	44.0
Gross decreases for tax positions in prior periods	—	(0.8)	(4.4)
Gross increases based on tax positions related to the current year	0.2	0.4	0.9
Gross decreases related to settlements with taxing authorities	(1.1)	(2.9)	(1.8)
Reductions due to statute expiration	(0.8)	(1.1)	(1.1)
Ending balance	$46.3	$47.4	$51.4

We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $46.3 million of total gross unrecognized tax benefits as of December 31, 2020 was $45.9 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2020 may decrease by a range of zero to $10.6 million during 2021, primarily as a result of the resolution of non-U.K. examinations, including U.S. state examinations, and the expiration of various statutes of limitations.
Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2008 to present are under audit by tax authorities in various jurisdictions, including China, Germany, India, Italy, New Zealand, and the U.S. We anticipate that several of these audits may be concluded in the foreseeable future.
We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2020 and 2019, we have liabilities of $0.2 million and $0.4 million, respectively, for the possible payment of penalties and $4.6 million and $3.7 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2020	2019
Other non-current assets	$27.4	$29.6
Deferred tax liabilities	107.4	104.4
Net deferred tax liabilities	$80.0	$74.8
The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2020	2019
Deferred tax assets
Accrued liabilities and reserves	$59.4	$41.9
Pension and other post-retirement compensation and benefits	26.2	25.2
Employee compensation and benefits	18.5	19.6
Tax loss and credit carryforwards	744.5	712.0
Interest limitations	49.9	45.0
Total deferred tax assets	898.5	843.7
Valuation allowance	747.3	693.8
Deferred tax assets, net of valuation allowance	151.2	149.9
Deferred tax liabilities
Property, plant and equipment	5.3	8.5
Goodwill and other intangibles	209.0	200.4
Other liabilities	16.9	15.8
Total deferred tax liabilities	231.2	224.7
Net deferred tax liabilities	$80.0	$74.8

Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $29.6 million as of December 31, 2020 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.
As of December 31, 2020, tax loss carryforwards of $2,923.5 million were available to offset future income. A valuation allowance of $716.7 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses primarily relate to non-U.S. carryforwards of $2,824.9 million which are subject to varying expiration periods. Non-U.S. carryforwards of $1,785.0 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2021. In addition, there were $98.6 million of U.S. state tax loss carryforwards as of December 31, 2020. U.S. state tax losses of $61.1 million are in jurisdictions with unlimited tax loss carryforward periods, while the remainder will expire in future years through 2040.
Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Impacts of U.S. tax legislation
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. For 2018 and subsequent years, the Company considered in its annual effective tax rate additional provisions of the Act including changes to the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax, and a deduction for foreign-derived intangible income. The Company has elected to treat tax on GILTI income as a period cost and has therefore included it in its annual effective tax rate.
In April 2020, the IRS released final regulations as part of the Act that place limitations on the deductibility of certain interest expense for U.S. tax purposes. These regulations resulted in discrete tax expense of approximately $14.1 million in 2020, as well as an increase to our 2020 annual effective tax rate of approximately 0.3%.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the ability to carryback net operating losses arising in taxable years from 2018 through 2020. The CARES Act provides positive cash benefits of approximately $26.9 million, offset by an increase to our 2020 annual effective tax rate of approximately 1.0% and $5.1 million in discrete tax items recorded in 2020, mainly attributable to base erosion and anti-abuse tax related to 2019.

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2020 and 2019:

	Pension plans		Other post-retirement plans
In millions	2020	2019	2020	2019
Change in benefit obligations
Benefit obligation beginning of year	$112.1	$277.9	$14.6	$14.9
Service cost	3.3	2.6	—	—
Interest cost	2.9	7.3	0.4	0.6
Settlements	—	(1.5)	—	—
Actuarial loss	9.3	8.0	0.1	2.0
Foreign currency translation	1.4	0.1	—	—
Benefits paid	(8.2)	(182.3)	(1.3)	(2.9)
Benefit obligation end of year	$120.8	$112.1	$13.8	$14.6
Change in plan assets
Fair value of plan assets beginning of year	$31.0	$180.7	$—	$—
Actual return on plan assets	3.0	16.0	—	—
Company contributions	7.1	18.0	1.3	2.9
Settlements	—	(1.5)	—	—
Foreign currency translation	0.8	0.1	—	—
Benefits paid	(8.2)	(182.3)	(1.3)	(2.9)
Fair value of plan assets end of year	$33.7	$31.0	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(87.1)	$(81.1)	$(13.8)	$(14.6)
The actuarial loss in 2020 was primarily due to declines in the discount rates to reflect economic conditions at December 31, 2020.
Amounts recorded in the Consolidated Balance Sheets were as follows:

	Pension plans		Other post-retirement plans
In millions	2020	2019	2020	2019
Current liabilities	$(5.6)	$(5.3)	$(1.5)	$(1.7)
Non-current liabilities	(81.5)	(75.8)	(12.3)	(12.9)
Benefit obligations in excess of the fair value of plan assets	$(87.1)	$(81.1)	$(13.8)	$(14.6)
The accumulated benefit obligation for all defined benefit plans was $119.3 million and $107.1 million at December 31, 2020 and 2019, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2020	2019	2020	2019
Projected benefit obligation	$120.8	$111.7	$120.8	$111.7
Fair value of plan assets	33.7	30.4	33.7	30.4
Accumulated benefit obligation	N/A	N/A	119.3	107.1

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Components of net periodic benefit expense for our pension plans for the years ended December 31 were as follows:

In millions	2020	2019	2018
Service cost	$3.3	$2.6	$4.1
Interest cost	2.9	7.3	11.5
Expected return on plan assets	(0.8)	(3.9)	(7.6)
Net actuarial loss (gain)	6.8	(4.1)	5.2
Net periodic benefit expense	$12.2	$1.9	$13.2
Components of net periodic benefit expense for our other post-retirement plans for the years ended December 31, 2020, 2019 and 2018, were not material.
Assumptions
The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost as they pertain to our pension and other post-retirement plans.

	Pension plans			Other post-retirement plans
	2020	2019	2018	2020	2019	2018
Benefit obligation assumptions (1)
Discount rate	1.74%	2.68%	3.73%	1.77%	2.81%	3.95%
Rate of compensation increase	3.62%	3.68%	3.77%	N/A	N/A	N/A
Net periodic benefit expense assumptions
Discount rate	2.68%	3.70%	4.00%	2.81%	3.95%	3.40%
Expected long-term return on plan assets	3.32%	4.37%	4.17%	N/A	N/A	N/A
Rate of compensation increase	3.68%	3.72%	3.96%	N/A	N/A	N/A

(1) The benefit obligation for the Salaried Plan as of December 31, 2018 was determined using assumptions reflecting the termination of the plan. As a result, the 2018 weighted-average assumptions for the pension plans reflected in the table above do not include the Salaried Plan.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2021.
Expected rates of return
The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Pension plan assets yielded returns of 9.68%, 8.85% and (5.60)% in 2020, 2019 and 2018, respectively.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2020	2019
Healthcare cost trend rate assumed for following year	5.4%	5.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.4%	4.4%
Year the cost trend rate reaches the ultimate trend rate	2038	2038

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
Asset allocation
Our actual overall asset allocation for our pension plans as compared to our investment policy goals as of December 31 was as follows:

	Actual		Target
	2020	2019	2020	2019
Fixed income	70%	70%	71%	72%
Alternative	30%	29%	29%	28%
Cash	—%	1%	—%	—%
Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$—	$—	$0.1
Other investments	—	—	10.0	10.0
Total investments at fair value	$0.1	$—	$10.0	$10.1
Investments measured at NAV				23.6
Total				$33.7

	December 31, 2019
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.4	$—	$—	$0.4
Other investments	—	—	8.9	8.9
Total investments at fair value	$0.4	$—	$8.9	$9.3
Investments measured at NAV				21.7
Total				$31.0

 Valuation methodologies used for investments measured at fair value were as follows:
•Cash and cash equivalents: Cash consists of cash held in bank accounts and is considered a Level 1 investment. Cash equivalents consist of investments in commingled funds valued based on observable market data. Such investments are considered a Level 2 investment.
•Other investments: Other investments include investments in commingled funds with diversified investment strategies. Investments in commingled funds that were valued based on unobservable inputs due to liquidation restrictions were classified as Level 3.
Activity for our Level 3 pension plan assets held during the years ended December 31, 2020 and 2019 was not material.
Cash flows
Contributions
Pension contributions totaled $7.1 million and $18.0 million in 2020 and 2019, respectively. We anticipate our 2021 pension contributions to be approximately $6.5 million. The 2021 expected contributions will equal or exceed our minimum funding requirements.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In millions	Pension plans	Other post- retirement plans
2021	$7.0	$1.5
2022	7.2	1.4
2023	7.4	1.3
2024	7.6	1.2
2025	7.5	1.1
2026 - 2030	36.0	4.3
Savings plan
We have a 401(k) plan (the “401(k) plan”) with an employee share ownership (“ESOP”) bonus component, which covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. We match contributions made by employees who met certain eligibility and service requirements. The 401(k) company match contribution is a dollar-for-dollar (100%) matching contribution on up to 5% of employee eligible earnings, contributed as before-tax contributions.
During 2018, in addition to the matching contribution, all employees who met certain service requirements received a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.
Our combined expense for the 401(k) plan and the ESOP was $15.3 million, $14.4 million and $23.4 million in 2020, 2019 and 2018, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $30.7 million and $29.0 million as of December 31, 2020 and 2019, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.

12.    Shareholders’ Equity
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”). The 2018 Authorization expires on May 31, 2021. On December 8, 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. The 2020 Authorization supplements the 2018 Authorization.
During the year ended December 31, 2019, we repurchased 4.0 million of our ordinary shares for $150.0 million under the 2018 Authorization.
During the year ended December 31, 2020, we repurchased 3.7 million of our ordinary shares for $150.2 million under the 2018 Authorization. As of December 31, 2020, we had $99.7 million and $750.0 million available for share repurchases under the 2018 Authorization and 2020 Authorization, respectively.
Dividends payable
On December 8, 2020, the Board of Directors approved a 5 percent increase in the Company’s regular quarterly dividend rate (from $0.19 per share to $0.20 per share) that was paid on February 5, 2021 to shareholders of record at the close of business on January 22, 2021. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $33.2 million at December 31, 2020. Dividends paid per ordinary share were $0.76, $0.72 and $1.05 for the years ended December 31, 2020, 2019 and 2018, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

13.    Share Plans
Share-based compensation expense
Total share-based compensation expense for 2020, 2019 and 2018 was as follows:

	December 31
In millions	2020	2019	2018
Restricted stock units	$12.5	$11.2	$8.9
Stock options	3.0	4.5	4.6
Performance share units	4.8	5.7	7.4
Total share-based compensation expense	$20.3	$21.4	$20.9
Of the total share-based compensation expense noted above, $3.4 million for the year ended December 31, 2018 was reported as part of Income (loss) from discontinued operations, net of tax.
Share incentive plans
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
Non-qualified and incentive stock options
Under the 2020 Share Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest one-third each year over a period of three years commencing on the grant date and expire 10 years after the grant date.
Restricted shares and restricted stock units
Under the 2020 Share Plan, eligible employees may be awarded restricted shares or restricted stock units of our common stock. Restricted shares and restricted stock units generally vest one-third each year over a period of three years commencing on the grant date, subject to continuous employment and certain other conditions. Restricted shares and restricted stock units are valued at market value on the date of grant and are expensed over the vesting period.
Stock appreciation rights, performance shares and performance units
Under the 2020 Share Plan, the Committee is permitted to issue these awards which are generally contingent on the achievement of predetermined performance goals over a vesting period of three years. The Committee has the ability to adjust performance goals or modify the manner of measuring or evaluating a performance goal using its discretion. PSUs are granted to certain employees that vest based on the satisfaction of a service period of three years and the achievement of certain performance metrics over that same period. Upon vesting, PSU holders receive dividends that accumulate during the vesting period. The fair value of these PSUs is determined based on the closing market price of the Company’s ordinary shares at the date of grant. Compensation expense is recognized over the period an employee is required to provide service based on the estimated vesting of the PSUs granted. The estimated vesting of the PSUs is based on the probability of achieving certain performance metrics during the vesting period.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2020:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2020	3.8	$37.29
Granted	0.4	44.58
Exercised	(1.1)	30.05
Forfeited	(0.3)	45.61
Outstanding as of December 31, 2020	2.8	$40.47	5.6	$35.5
Options exercisable as of December 31, 2020	2.1	$39.72	4.7	$28.6
Options expected to vest as of December 31, 2020	0.7	$42.85	8.4	$6.8
Fair value of options granted
The weighted average grant date fair value of options granted under Pentair plans in 2020, 2019 and 2018 was estimated to be $9.55, $8.86 and $10.92 per share, respectively. The total intrinsic value of options that were exercised during 2020, 2019 and 2018 was $18.0 million, $9.5 million and $18.2 million, respectively. At December 31, 2020, the total unrecognized compensation cost related to stock options was $3.0 million. This cost is expected to be recognized over a weighted average period of 1.8 years.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	December 31
	2020	2019	2018
Risk-free interest rate	1.61%	2.89%	2.58%
Expected dividend yield	1.80%	1.78%	1.56%
Expected share price volatility	24.10%	23.30%	24.80%
Expected term (years)	6.8	6.1	6.1
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
Cash received from option exercises for the years ended December 31, 2020, 2019 and 2018 was $30.8 million, $15.5 million and $19.5 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $2.9 million, $2.8 million and $5.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2020:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2020	0.6	$42.16
Granted	0.4	42.37
Vested	(0.2)	40.85
Forfeited	(0.1)	42.79
Outstanding as of December 31, 2020	0.7	$42.52

Pentair plc and Subsidiaries
Notes to consolidated financial statements

As of December 31, 2020, there was $25.6 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2020 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018, was $11.2 million, $9.3 million and $24.4 million, respectively. For the year ended December 31, 2020, there was no tax benefit realized. The actual tax benefit realized for the years ended December 31, 2019 and 2018, was $0.1 million, and $0.7 million respectively.
Performance share units
The following table summarizes performance share unit activity under all plans for the year ended December 31, 2020:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2020	0.3	$41.62
Granted	0.2	45.31
Forfeited	(0.1)	43.30
Outstanding as of December 31, 2020	0.4	$42.78
The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. As of December 31, 2020, there was $7.5 million of unrecognized compensation cost related to performance share compensation arrangements granted under the 2020 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. There were $0.1 million, $0.2 million, and $0.2 million of actual tax benefits realized for the years ended December 31, 2020, 2019, and 2018, respectively.
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
The RSUs, PSUs, and stock option awards issued before May 9, 2017 (the date of Pentair’s announcement of its intention to separate its Water and Electrical businesses) were converted into awards of both Pentair and nVent regardless of which company the award holder was employed by immediately after the Separation. These awards were converted as follows:
•Restricted stock units: For every unvested Pentair RSU award held, the holder received one nVent RSU.
•Performance share units: Pentair PSUs were converted to Pentair RSUs immediately after the Distribution. The PSUs granted in 2016 were converted at rate of 125% of target, and the PSUs granted in 2017 were converted at a rate of 100% of target. For every converted RSU, the shareholder also received one nVent RSU. The converted RSUs retain the original vesting schedule of the awarded PSUs.
•Stock options: Every holder of unexercised (vested and unvested) Pentair stock options received both adjusted stock options of Pentair and stock options of nVent, with the number of underlying shares and the exercise price adjusted accordingly to preserve the overall intrinsic value of the awards. The number of Pentair stock options was converted based upon the ratio of Pentair’s pre-Distribution stock price divided by the sum of the Pentair and nVent post-Distribution closing prices. The exercise price for the converted Pentair stock options was adjusted based on the Pentair post-Distribution closing price divided by the Pentair pre-Distribution closing price.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

14.    Segment Information
Effective January 1, 2020, we reorganized our business segments to better support our organization with our strategies and to better align with our customer base, resulting in a change to our reporting segments. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation. As part of this reorganization, the legacy Aquatic Systems, Flow Technologies, and Filtration Solutions segments were realigned into two reportable business segments:
•Consumer Solutions - This segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business’s products include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations. The primary focus of this segment is business-to-consumer.
•Industrial & Flow Technologies - This segment manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps, and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray. The primary focus of this segment is business-to-business.
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
Financial information by reportable segment is included in the following summary:

	2020	2019	2018	2020	2019	2018
In millions	Net sales			Segment income (loss)
Consumer Solutions	$1,742.9	$1,611.7	$1,578.4	$419.1	$379.6	$392.9
Industrial & Flow Technologies	1,273.6	1,344.1	1,385.4	164.6	199.0	198.8
Other	1.3	1.4	1.3	(66.1)	(62.3)	(54.9)
Consolidated (1)	$3,017.8	$2,957.2	$2,965.1	$517.6	$516.3	$536.8
(1) One customer in the Consumer Solutions segment, Pool Corporation, represented approximately 15% of our consolidated net sales in 2020, 2019 and 2018.

	2020	2019	2018	2020	2019	2018	2020	2019	2018
In millions	Identifiable assets (1)			Capital expenditures			Depreciation
Consumer Solutions	$2,327.9	$2,329.9	$1,952.2	$27.4	$31.2	$22.7	$21.4	$21.8	$20.9
Industrial & Flow Technologies	1,661.7	1,562.8	1,588.0	26.6	20.3	14.8	19.8	21.0	23.5
Other	207.6	246.8	266.3	8.2	7.0	10.7	5.5	5.5	5.3
Consolidated	$4,197.2	$4,139.5	$3,806.5	$62.2	$58.5	$48.2	$46.7	$48.3	$49.7
(1) All cash and cash equivalents and assets held for sale are included in “Other.”

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

In millions	2020	2019	2018
Segment income	$517.6	$516.3	$536.8
Restructuring and other	(15.4)	(21.0)	(31.8)
Inventory step-up	—	(2.2)	—
Intangible amortization	(28.4)	(31.7)	(34.9)
Pension and other post-retirement mark-to-market (loss) gain	(6.7)	3.4	(3.6)
Asset impairment	—	(21.2)	(12.0)
(Loss) gain on sale of businesses	(0.1)	2.2	(7.3)
Loss on early extinguishment of debt	—	—	(17.1)
Interest expense, net	(23.9)	(30.1)	(32.6)
Corporate allocations	—	—	(11.0)
Deal related costs and expenses	(0.6)	(4.2)	(2.0)
COVID-19 related costs and expenses	(10.4)	—	—
Other expense	—	(4.0)	(4.7)
Income from continuing operations before income taxes	$432.1	$407.5	$379.8

15.    Commitments and Contingencies
Legal proceedings
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial regulatory or contractual disputes with suppliers, authorities, customers or parties to acquisitions and divestitures, intellectual property matters, environmental, asbestos, safety and health matters, product liability, the use or installation of our products, consumer matters, and employment and labor matters.
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
Environmental matters
We have been named as defendant, target or a potentially responsible party in a number of environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2020, our recorded reserves for environmental matters were not material.
Leases
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

These operating lease right-of-use (“ROU”) assets are included in Other non-current assets on Consolidated Balance Sheets, and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments arising from the lease are included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As we cannot readily determine the rate implicit in the lease, we use our incremental borrowing rate, determined by country of lease origin, based on the anticipated lease term at the commencement date in determining the present value of lease payments. The ROU asset also excludes any accrued lease payments and unamortized lease incentives.
For measurement and classification of lease agreements, we group lease and non-lease components into a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as one lease cost.

The components of lease cost was as follows:

In millions	December 31, 2020	December 31, 2019
Operating lease cost	$32.5	$32.5
Sublease income	(1.0)	(1.0)
Total lease cost	$31.5	$31.5
Supplemental cash flow information related to leases was as follows:

In millions	December 31, 2020	December 31, 2019
Operating cash flows from operating leases	$28.5	$26.8
Right-of-use assets obtained in exchange for lease obligations	$13.6	$91.1
Other information related to leases was as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term of operating leases (years)	4.7	5.2
Weighted-average discount rate of operating leases	5.5%	6.3%
Future minimum lease commitments under non-cancelable operating leases as of December 31, 2020 were as follows:

In millions
2021	$26.2
2022	22.9
2023	19.5
2024	14.8
2025	6.0
Thereafter	9.5
Total lease payments	98.9
Less: imputed interest	(11.7)
Total	$87.2
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
The changes in the carrying amount of service and product warranties for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years ended December 31
In millions	2020	2019	2018
Beginning balance	$32.1	$33.9	$38.1
Service and product warranty provision	55.5	53.8	50.8
Payments	(51.1)	(55.5)	(54.6)
Foreign currency translation	0.5	(0.1)	(0.4)
Ending balance	$37.0	$32.1	$33.9
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
As of December 31, 2020 and 2019, the outstanding value of bonds, letters of credit and bank guarantees totaled $99.1 million and $91.3 million, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

16.    Selected Quarterly Data (Unaudited)
The following tables present 2020 and 2019 quarterly financial information:

	2020
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$710.0	$713.3	$798.5	$796.0	$3,017.8
Gross profit	251.6	245.1	277.4	283.5	1,057.6
Operating income	100.7	111.1	128.1	121.5	461.4
Net income from continuing operations	72.7	73.8	110.8	99.8	357.1
(Loss) income from discontinued operations, net of tax	—	(1.7)	—	3.2	1.5
Net income	72.7	72.1	110.8	103.0	358.6
Earnings (loss) per ordinary share (1)
Basic
Continuing operations	$0.43	$0.44	$0.67	$0.60	$2.14
Discontinued operations	—	(0.01)	—	0.02	0.01
Basic earnings per ordinary share	$0.43	$0.43	$0.67	$0.62	$2.15
Diluted
Continuing operations	$0.43	$0.44	$0.66	$0.60	$2.13
Discontinued operations	—	(0.01)	—	0.01	0.01
Diluted earnings per ordinary share	$0.43	$0.43	$0.66	$0.61	$2.14

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2021 annual general meeting of shareholders under the captions “Corporate Governance Matters” and “Proposal 1 Re-elect Director Nominees” and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2021 annual general meeting of shareholders under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Corporate Governance Matters - Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2021 annual general meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.
The following table summarizes, as of December 31, 2020, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2020 Share and Incentive Plan	86,233	(1)	$—	(2)	5,497,519	(3)
2012 Stock and Incentive Plan	4,006,791	(4)	40.47	(2)	400,997	(5)
2008 Omnibus Stock Incentive Plan	15,616	(6)	24.27	(2)	—	(7)
Total	4,108,640		$40.39	(2)	5,898,516
(1)Consists of 86,233 shares subject to restricted stock units.
(2)Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2020 Share and Incentive Plan.
(4)Consists of 3,059,184 shares subject to stock options, 588,399 shares subject to restricted stock units, and 359,208 shares subject to performance share awards.
(5)The 2012 Stock and Incentive Plan was terminated in 2020. Stock options, restricted stock units and performance share awards previously granted under the 2012 Stock and Incentive Plan remain outstanding, but no further options or shares may be granted under this plan.
(6)Consists of 15,616 shares subject to stock options.
(7)The 2008 Omnibus Stock Incentive Plan was terminated in 2012. Stock options previously granted under the 2008 Omnibus Stock Incentive Plan remain outstanding, but no further options or shares may be granted under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2021 annual general meeting of shareholders under the captions “Proposal 1 Re-elect Director Nominees - Director Independence” and “Corporate Governance Matters - The Board’s Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2021 annual general meeting of shareholders under the caption “Proposal 3 Ratify, by Nonbinding, Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of Pentair plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor’s Remuneration” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule
None.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
The exhibits of this Annual Report on Form 10-K included herein are set forth below.

Exhibit Number	Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Pentair plc (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 9, 2017 (File No. 001-11625)).

4.1	Indenture, dated as of September 24, 2012, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.) (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.2	Second Supplemental Indenture, dated as of September 24, 2012, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.) (as Issuer), Pentair Ltd. (as Guarantor), Pentair, Inc. and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.3	Fifth Supplemental Indenture, dated as of December 18, 2012, among Pentair Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.4	Sixth Supplemental Indenture, dated as of May 20, 2014, among Pentair Finance S.A., Pentair Ltd., Pentair Investments Switzerland GmbH, Pentair plc and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 20, 2014 (File No. 001-11625)).

4.5	Seventh Supplemental Indenture, dated as of May 26, 2017, among Pentair Finance S.A., Pentair plc, Pentair Investments Switzerland GmbH and Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

4.6	Senior Indenture, dated May 2, 2011 by and among Pentair, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.5 to Pentair, Inc.’s Registration Statement on Form S-3 (Registration 333-173829)).

4.7	First Supplemental Indenture, dated as of May 9, 2011, among Pentair, Inc., the guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on May 9, 2011 (File No. 000-04689)).

4.8	Third Supplemental Indenture, dated October 1, 2012, among Pentair Ltd., Pentair, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

4.9	Fourth Supplemental Indenture, dated as of December 17, 2012, among Pentair, Inc. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.10	Fifth Supplemental Indenture, dated as of May 20, 2014, among Pentair, Inc., Pentair Ltd., Pentair Investments Switzerland GmbH, Pentair plc and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 20, 2014 (File No. 001-11625)).

4.11	Sixth Supplemental Indenture, dated as of May 26, 2017, among Pentair, Inc., Pentair plc, Pentair Investments Switzerland GmbH and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

4.12	Credit Agreement, dated as of April 25, 2018, among Pentair plc, Pentair Investments Switzerland GmbH, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018) (File No. 001-11625)).

4.13	Amendment No. 1, dated as of December 2, 2019, to Credit Agreement, dated as of April 15, 2018, among Pentair plc, Pentair Investments Switzerland GmbH, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on December 6, 2019) (File No. 001-11625)).

4.14	Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.15	Third Supplemental Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.16	Fifth Supplemental Indenture, dated as of May 26, 2017, among Pentair Finance S.A., Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

4.17	Sixth Supplemental Indenture, dated as of June 21, 2019, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 21, 2019 (File No. 001-11625)).

4.18	Seventh Supplemental Indenture, dated as of June 22, 2020, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Pentair plc filed with the Commission on July 23, 2020 (File No. 001-11625)).

4.19	Eighth Supplemental Indenture, dated as of June 22, 2020, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Successor Parent Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and Wells Fargo Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Pentair plc filed with the Commission on July 23, 2020 (File No. 001-11625)).

4.20	Description of Securities.

10.1
Tax Matters Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

10.2	Pentair plc 2012 Stock and Incentive Plan, as amended and restated effective as of January 1, 2017. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.3	Form of Executive Officer Stock Option Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.4	Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.5	Pentair plc 2008 Omnibus Stock Incentive Plan, as amended and restated effective as of January 1, 2017 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.6	Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.7	Form of Key Executive Employment and Severance Agreement for John L. Stauch (Incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.8	Form of Key Executive Employment and Severance Agreement for John H. Jacko (Incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.9	Form of Key Executive Employment and Severance Agreement for Karla C. Robertson, Kelly A. Baker, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti, Mario R. D’Ovidio and Stephen J. Pilla (Incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.10	Pentair plc Compensation Plan for Non-Employee Directors, as amended and restated (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.11	Pentair plc Employee Stock Purchase and Bonus Plan, as amended and restated effective as of January 1, 2021.

10.12	Pentair, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2018 (File No. 001-11625)).*

10.13	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.14	Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.15	Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.16	Form of Deed of Indemnification for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.17	Form of Indemnification Agreement for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.18	Form of Executive Officer Key Talent Award Agreement for grants made prior to May 5, 2020 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.19
Form of Executive Officer Stock Option Grant Agreement for grants made on or after January 1, 2017 and prior to February 26, 2018 (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.20	Form of Executive Officer Restricted Stock Unit Award Agreement for grants made on or after February 26, 2018 and prior to May 5, 2020 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.21	Form of Executive Officer Stock Option Award Agreement for grants made on or after February 26, 2018 and prior to May 5, 2020 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.22	Form of Executive Officer Performance Stock Unit Award Agreement for grants made on or after February 26, 2018 and prior to January 1, 2019 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.23	Form of Executive Officer Performance Stock Unit Award Agreement for grants made on or after January 1, 2019 and prior to May 5, 2020 (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2018 (File No. 001-11625)).*

10.24	Pentair plc 2020 Share and Incentive Plan, effective as of May 5, 2020 (Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of Pentair plc filed on March 20, 2020 (File No. 001-11625)).*

10.25
Form of Employee Restricted Stock Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.26
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.27	Form of Key Talent Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.28	Form of Stock Option Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.29
Form of Performance Share Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.30	Pentair plc Executive Officer Severance Plan.*

10.31	Amendment No. 1 to the Pentair plc 2020 Share and Incentive Plan.*

10.32
Amendment to Key Executive Employment and Severance Agreement, as of January 1, 2021, for John L. Stauch, John H. Jacko, Karla C. Robertson, Kelly A. Baker, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti, Mario R. D’Ovidio and Stephen J. Pilla.*

10.33	Separation Agreement, effective December 31, 2020, between Karl Frykman and Pentair Water Pool and Spa, Inc.*

21	List of Pentair plc subsidiaries.

22
List of Guarantors and Subsidiary Issuers of Guaranteed Securities. (Incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended September 30, 2020 (File No. 001-11625)).

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair plc’s Annual Report on Form 10-K for the year ended December 31, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (ii) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018 and (v) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2021.

PENTAIR PLC

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 16, 2021.

Signature	Title
/s/ John L. Stauch	President and Chief Executive Officer, Director
John L. Stauch

/s/ Robert P. Fishman	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Robert P. Fishman

*	Director
Mona Abutaleb Stephenson

*	Director
Glynis A. Bryan

*	Director
T. Michael Glenn

*	Director
Theodore L. Harris

*	Director
David A. Jones

*	Director
Gregory E. Knight

*	Director
Michael T. Speetzen

*	Director
Billie I. Williamson

*By	/s/ Karla C. Robertson
Karla C. Robertson
Attorney-in-fact