Form 10-Q
period 2021-03-31
PENTAIR plc
filed 2021-04-22
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021
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

On March 31, 2021, 166,201,692 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2021	March 31, 2020
Net sales	$865.9	$710.0
Cost of goods sold	550.7	458.4
Gross profit	315.2	251.6
Selling, general and administrative expenses	136.6	131.9
Research and development expenses	21.5	19.0
Operating income	157.1	100.7
Other expense:
Net interest expense	5.1	6.9
Other expense	0.4	1.2
Income from continuing operations before income taxes	151.6	92.6
Provision for income taxes	20.5	19.9
Net income from continuing operations	131.1	72.7
Loss from discontinued operations, net of tax	(2.5)	—
Net income	$128.6	$72.7
Comprehensive income, net of tax
Net income	$128.6	$72.7
Changes in cumulative translation adjustment	(20.7)	(37.8)
Changes in market value of derivative financial instruments, net of tax	17.0	39.1
Comprehensive income	$124.9	$74.0
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.79	$0.43
Discontinued operations	(0.02)	—
Basic earnings per ordinary share	$0.77	$0.43
Diluted
Continuing operations	$0.78	$0.43
Discontinued operations	(0.01)	—
Diluted earnings per ordinary share	$0.77	$0.43
Weighted average ordinary shares outstanding
Basic	166.2	167.8
Diluted	167.7	168.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2021	December 31, 2020
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$95.0	$82.1
Accounts receivable, net of allowances of $8.0 and $8.4, respectively	566.4	367.5
Inventories	429.1	420.0
Other current assets	118.0	105.5
Total current assets	1,208.5	975.1
Property, plant and equipment, net	293.4	301.2
Other assets
Goodwill	2,367.2	2,392.2
Intangibles, net	315.5	325.9
Other non-current assets	199.5	202.8
Total other assets	2,882.2	2,920.9
Total assets	$4,384.1	$4,197.2
Liabilities and Equity
Current liabilities
Accounts payable	$297.1	$245.1
Employee compensation and benefits	101.0	117.0
Other current liabilities	425.8	410.4
Total current liabilities	823.9	772.5
Other liabilities
Long-term debt	932.4	839.6
Pension and other post-retirement compensation and benefits	101.2	102.0
Deferred tax liabilities	101.4	107.4
Other non-current liabilities	231.4	269.4
Total liabilities	2,190.3	2,090.9
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 166.2 and 166.1 issued at March 31, 2021 and December 31, 2020, respectively	1.7	1.7
Additional paid-in capital	1,676.6	1,680.7
Retained earnings	726.5	631.2
Accumulated other comprehensive loss	(211.0)	(207.3)
Total equity	2,193.8	2,106.3
Total liabilities and equity	$4,384.1	$4,197.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2021	March 31, 2020
Operating activities
Net income	$128.6	$72.7
Loss from discontinued operations, net of tax	2.5	—
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity (income) loss of unconsolidated subsidiaries	(0.2)	0.5
Depreciation	12.7	11.6
Amortization	7.1	7.6
Deferred income taxes	(2.8)	14.0
Share-based compensation	5.6	6.2
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(202.4)	(167.1)
Inventories	(12.5)	(20.1)
Other current assets	(16.6)	(13.4)
Accounts payable	54.8	(49.9)
Employee compensation and benefits	(14.8)	(0.8)
Other current liabilities	17.7	(22.3)
Other non-current assets and liabilities	1.5	(1.4)
Net cash used for operating activities of continuing operations	(18.8)	(162.4)
Net cash used for operating activities of discontinued operations	(0.2)	—
Net cash used for operating activities	(19.0)	(162.4)
Investing activities
Capital expenditures	(13.2)	(18.7)
Proceeds from sale of property and equipment	3.4	0.1
Acquisitions, net of cash acquired	—	(7.2)
Net cash used for investing activities	(9.8)	(25.8)
Financing activities
Net borrowings of commercial paper and revolving long-term debt	92.4	420.9
Shares issued to employees, net of shares withheld	(0.2)	5.2
Repurchases of ordinary shares	(9.6)	(115.2)
Dividends paid	(33.3)	(32.1)
Payments upon the maturity of cross currency swaps	(14.7)	—
Net cash provided by financing activities	34.6	278.8
Effect of exchange rate changes on cash and cash equivalents	7.1	(3.8)
Change in cash and cash equivalents	12.9	86.8
Cash and cash equivalents, beginning of period	82.1	82.5
Cash and cash equivalents, end of period	$95.0	$169.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2020	166.1	$1.7	$1,680.7	$631.2	$(207.3)	$2,106.3
Net income	—	—	—	128.6	—	128.6
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Dividends declared, $0.20 per share	—	—	—	(33.3)	—	(33.3)
Share repurchases	(0.2)	—	(9.6)	—	—	(9.6)
Exercise of options, net of shares tendered for payment	0.1	—	5.2	—	—	5.2
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(5.3)	—	—	(5.3)
Share-based compensation	—	—	5.6	—	—	5.6
Balance - March 31, 2021	166.2	$1.7	$1,676.6	$726.5	$(211.0)	$2,193.8

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	168.3	$1.7	$1,777.7	$401.0	$(226.5)	$1,953.9
Net income	—	—	—	72.7	—	72.7
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Dividends declared, $0.19 per share	—	—	—	(31.6)	—	(31.6)
Share repurchases	(3.0)	—	(115.2)	—	—	(115.2)
Exercise of options, net of shares tendered for payment	0.3	—	8.8	—	—	8.8
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.2	—	—	6.2
Balance - March 31, 2020	165.7	$1.7	$1,673.9	$442.1	$(225.2)	$1,892.5
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
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has had and may continue to have an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. We may continue to experience reduced customer demand in certain parts of our business or constrained supply that could materially adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.

2.     Revenue
We disaggregate our revenue from contracts with customers by segment, geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 15 for revenue disaggregated by segment.

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended
In millions	March 31, 2021	March 31, 2020
U.S.	$586.6	$464.0
Western Europe	115.3	103.8
Developing (1)	105.4	94.5
Other Developed (2)	58.6	47.7
Consolidated net sales	$865.9	$710.0
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
Vertical net sales information was as follows:

	Three months ended
In millions	March 31, 2021	March 31, 2020
Residential	$571.7	$415.8
Commercial	137.6	141.4
Industrial	156.6	152.8
Consolidated net sales	$865.9	$710.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Performance obligations
On March 31, 2021, we had $78.4 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	March 31, 2021	December 31, 2020	$ Change	% Change
Contract assets	$53.7	$50.1	$3.6	7.2%
Contract liabilities	29.9	27.5	2.4	8.7%
Net contract assets	$23.8	$22.6	$1.2	5.3%

The $1.2 million increase in net contract assets from December 31, 2020 to March 31, 2021 was primarily the result of timing of milestone payments and impact of foreign currency fluctuations. Approximately 45% of our contract liabilities at December 31, 2020 were recognized in revenue in the first quarter of 2021. There were no impairment losses recognized on our contract assets for the three months ended March 31, 2021.

3.Acquisitions
On April 19, 2021, as part of our Consumer Solutions reporting segment, we entered into a definitive agreement to acquire the assets of Ken’s Beverage, Inc. for total consideration of approximately $80.0 million in cash, subject to customary adjustments. The transaction is anticipated to be completed in the second quarter of 2021, subject to customary closing conditions.

In 2020, our Consumer Solutions reporting segment completed acquisitions with purchase prices totaling $58.0 million in cash, net of cash acquired.

The pro forma impact of these acquisitions is not material.

4.Share Plans
Total share-based compensation expense for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended
In millions	March 31, 2021	March 31, 2020
Restricted stock units	$3.4	$3.2
Stock options	0.9	1.0
Performance share units	1.3	2.0
Total share-based compensation expense	$5.6	$6.2

In the first quarter of 2021, we issued our annual share-based compensation grants under the Pentair plc 2020 Share and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.7 million, of which 0.3 million were restricted stock units (“RSUs”), 0.3 million were stock options and 0.1 million were performance share units (“PSUs”). The weighted-average grant date fair value of the RSUs, stock options and PSUs issued was $55.42, $12.88, and $52.57, respectively.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2021 Annual Grant
Risk-free interest rate	0.37%
Expected dividend yield	1.56%
Expected share price volatility	29.60%
Expected term (years)	6.5
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

5.Restructuring
During the three months ended March 31, 2021 and the year ended December 31, 2020, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business, including the reduction in headcount of approximately 25 and 175 employees, respectively.
Restructuring-related costs within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended
In millions	March 31, 2021	March 31, 2020
Severance and related costs	$0.9	$2.7
Other	0.2	—
Total restructuring costs	$1.1	$2.7

Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Restructuring costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2021	March 31, 2020
Consumer Solutions	$0.5	$0.6
Industrial & Flow Technologies	0.5	0.9
Other	0.1	1.2
Consolidated	$1.1	$2.7

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2021:

In millions	March 31, 2021
Beginning balance	$15.2
Costs incurred	0.9
Cash payments and other	(3.3)
Ending balance	$12.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
6.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2021	March 31, 2020
Net income	$128.6	$72.7
Net income from continuing operations	$131.1	$72.7
Weighted average ordinary shares outstanding
Basic	166.2	167.8
Dilutive impact of stock options, restricted stock units and performance share units	1.5	0.9
Diluted	167.7	168.7
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.79	$0.43
Discontinued operations	(0.02)	—
Basic earnings per ordinary share	$0.77	$0.43
Diluted
Continuing operations	$0.78	$0.43
Discontinued operations	(0.01)	—
Diluted earnings per ordinary share	$0.77	$0.43
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.3	2.0
7.Accounts Receivable
All trade receivables are reported on our Condensed Consolidated Balance Sheets at the outstanding principal amount adjusted for any allowance for credit losses and write-offs, net of recoveries. We record an allowance for credit losses, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for credit losses are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers’ financial condition, and historical collection experience as well as reasonable and supportable forecasts of future economic conditions. Write-offs are recorded at the time all collection efforts have been exhausted. We generally do not require collateral. We review our allowance for credit losses on a quarterly basis.

In millions	March 31, 2021	December 31, 2020
Beginning balance	$8.4	$10.3
Bad debt expense (benefit) (1)	0.1	(0.4)
Write-offs, net of recoveries	(0.3)	(1.6)
Other (2)	(0.2)	0.1
Ending balance	$8.0	$8.4
(1) The bad debt benefit for the year-ended December 31, 2020 includes the positive impact related to the adoption of ASU No. 2016-13 “Financial Instruments-Credit Losses.”
(2) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Supplemental Balance Sheet Information

In millions	March 31, 2021	December 31, 2020
Inventories
Raw materials and supplies	$225.5	$218.7
Work-in-process	66.9	67.2
Finished goods	136.7	134.1
Total inventories	$429.1	$420.0
Other current assets
Cost in excess of billings	$53.7	$50.1
Prepaid expenses	59.6	48.5
Prepaid income taxes	1.7	3.8
Other current assets	3.0	3.1
Total other current assets	$118.0	$105.5
Property, plant and equipment, net
Land and land improvements	$35.4	$35.9
Buildings and leasehold improvements	189.4	195.4
Machinery and equipment	587.1	589.7
Capitalized software	81.9	79.9
Construction in progress	52.2	47.8
Total property, plant and equipment	946.0	948.7
Accumulated depreciation and amortization	652.6	647.5
Total property, plant and equipment, net	$293.4	$301.2
Other non-current assets
Right-of-use lease assets	$81.2	$83.6
Deferred income taxes	27.5	27.4
Deferred compensation plan assets	22.5	22.6
Other non-current assets	68.3	69.2
Total other non-current assets	$199.5	$202.8
Other current liabilities
Dividends payable	$33.2	$33.2
Accrued warranty	41.4	37.0
Accrued rebates and incentives	122.3	122.0
Billings in excess of cost	23.6	22.5
Current lease liability	22.4	22.1
Income taxes payable	29.1	14.6
Accrued restructuring	12.8	15.2
Other current liabilities	141.0	143.8
Total other current liabilities	$425.8	$410.4
Other non-current liabilities
Long-term lease liability	$61.3	$65.1
Income taxes payable	44.9	44.8
Self-insurance liabilities	42.7	42.0
Deferred compensation plan liabilities	22.5	22.6
Foreign currency contract liabilities	32.4	69.6
Other non-current liabilities	27.6	25.3
Total other non-current liabilities	$231.4	$269.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2020	Purchase Accounting Adjustments	Foreign currency translation/other	March 31, 2021
Consumer Solutions	$1,580.5	$1.5	$(5.1)	$1,576.9
Industrial & Flow Technologies	811.7	—	(21.4)	790.3
Total goodwill	$2,392.2	$1.5	$(26.5)	$2,367.2
Identifiable intangible assets consisted of the following:

	March 31, 2021			December 31, 2020
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$430.3	$(309.4)	$120.9	$435.9	$(308.1)	$127.8
Proprietary technology and patents	46.8	(30.0)	16.8	46.9	(29.4)	17.5
Total definite-life intangibles	477.1	(339.4)	137.7	482.8	(337.5)	145.3
Indefinite-life intangibles
Trade names	177.8	—	177.8	180.6	—	180.6
Total intangibles	$654.9	$(339.4)	$315.5	$663.4	$(337.5)	$325.9
Identifiable intangible asset amortization expense was $7.1 million and $7.6 million for the three months ended March 31, 2021 and 2020, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2021 and the next five years is as follows:

	Q2 - Q4
In millions	2021	2022	2023	2024	2025	2026
Estimated amortization expense	$16.7	$16.0	$13.7	$13.2	$13.2	$11.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2021	Maturity Year	March 31, 2021	December 31, 2020
Revolving credit facilities	1.207%	2023	$128.5	$36.1
Term loans	1.182%	2023	200.0	200.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(7.5)	(7.9)
Total debt			$932.4	$839.6
(1) Senior notes are guaranteed as to payment by Pentair plc.
Pentair, Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, providing for a $900.0 million senior unsecured revolving credit facility. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
The Senior Credit Facility provides for the extension of term loans in an aggregate amount of $200.0 million (the “Term Loans”). The Term Loans are in addition to the revolving credit facility commitment. In addition, PFSA has the option to further increase the Senior Credit Facility in an aggregate amount of up to $300.0 million, through a combination of increases to the total commitment amount of the revolving credit facility and/or one or more tranches of term loans in addition to the Term Loans, subject to customary conditions, including the commitment of the participating lenders.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of March 31, 2021 and December 31, 2020.
In 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of March 31, 2021, total availability under the Senior Credit Facility was $771.5 million.
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
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.4 million, of which there were no outstanding borrowings at March 31, 2021. Borrowings under these credit facilities bear interest at variable rates.

We have $103.8 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of March 31, 2021 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2021 matures on a calendar year basis as follows:

	Q2 - Q4
In millions	2021	2022	2023	2024	2025	2026	Thereafter	Total
Contractual debt obligation maturities	$103.8	$88.3	$328.5	$—	$19.3	$—	$400.0	$939.9
11.Derivatives and Financial Instruments
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

At March 31, 2021 and December 31, 2020, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $11.7 million and $12.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At March 31, 2021 and December 31, 2020, we had outstanding cross currency swap agreements with a combined notional amount of $823.6 million and $855.1 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $16.0 million and $32.8 million at March 31, 2021 and December 31, 2020, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.

In January 2021, one of our cross currency swap agreements which was accounted for as a cash flow hedge matured, resulting in a net cash payment of $14.7 million. The net cash payment is included within financing activities on the Condensed Consolidated Statements of Cash Flows.
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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2021		December 31, 2020
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$328.5	$328.5	$236.1	$236.1
Fixed rate debt	611.4	673.8	611.4	695.4
Total debt	$939.9	$1,002.3	$847.5	$931.5
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(32.4)	$—	$—	$(32.4)
Deferred compensation plan assets	12.0	—	—	10.5	22.5
Total recurring fair value measurements	$12.0	$(32.4)	$—	$10.5	$(9.9)

	December 31, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(69.6)	$—	$—	$(69.6)
Deferred compensation plan assets	12.2	—	—	10.4	22.6
Total recurring fair value measurements	$12.2	$(69.6)	$—	$10.4	$(47.0)
12.Income Taxes
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The effective income tax rate for the three months ended March 31, 2021 was 13.5%, compared to 21.5% for the three months ended March 31, 2020. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $46.7 million and $46.3 million at March 31, 2021 and December 31, 2020, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
13.Benefit Plans
Components of net periodic benefit expense for our pension plans for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended
In millions	March 31, 2021	March 31, 2020
Service cost	$0.7	$0.8
Interest cost	0.5	0.7
Expected return on plan assets	(0.1)	(0.2)
Net periodic benefit expense	$1.1	$1.3

Components of net periodic benefit expense for our other post-retirement plans for the three months ended March 31, 2021 and 2020 were not material.

14.Shareholders’ Equity
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”). The 2018 authorization expires on May 31, 2021. In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. The 2020 Authorization supplements the 2018 Authorization.

During the three months ended March 31, 2021, we repurchased 0.2 million of our ordinary shares for $9.6 million under the 2018 Authorization. As of March 31, 2021, we had $90.1 million and $750.0 million available for share repurchases under the 2018 Authorization and 2020 Authorization, respectively.

Dividends payable
On February 16, 2021, the Board of Directors declared a quarterly cash dividend of $0.20, payable on May 7, 2021 to shareholders of record at the close of business on April 23, 2021. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $33.2 million at both March 31, 2021 and December 31, 2020.
15.Segment Information
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2021	March 31, 2020
Net sales
Consumer Solutions	$521.4	$388.8
Industrial & Flow Technologies	344.1	320.9
Other	0.4	0.3
Consolidated	$865.9	$710.0
Segment income (loss)
Consumer Solutions	$131.0	$84.8
Industrial & Flow Technologies	50.0	44.7
Other	(16.6)	(18.0)
Consolidated	$164.4	$111.5
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended
In millions	March 31, 2021	March 31, 2020
Segment income	$164.4	$111.5
Deal-related costs and expenses	(0.7)	(0.4)
Restructuring and other	(1.5)	(2.4)
Intangible amortization	(7.1)	(7.6)
COVID-19 related costs and expenses	(0.2)	(0.9)
Legal accrual adjustments	2.4	—
Net interest expense	(5.1)	(6.9)
Other expense	(0.6)	(0.7)
Income from continuing operations before income taxes	$151.6	$92.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
16.Commitments and Contingencies
Legal proceedings
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, regulatory or contractual disputes with suppliers, authorities, customers or parties to acquisitions and divestitures, intellectual property matters, environmental, asbestos, safety and health matters, product liability, the use or installation of our products, consumer matters, and employment and labor matters.
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
Environmental matters
We have been named as defendant, target or a potentially responsible party in a number of environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of March 31, 2021 and December 31, 2020, our recorded reserves for environmental matters were not material.
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
Warranties and guarantees
In connection with our disposition of businesses or product lines, we may agree to indemnify purchasers for various potential liabilities relating to the sold business, such as pre-closing tax, product liability, warranty, environmental, or other obligations. The subject matter, amounts and duration of any such indemnification obligations vary for each type of liability indemnified and may vary widely from transaction to transaction.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The changes in the carrying amount of service and product warranties of continuing operations for the three months ended March 31, 2021 were as follows:

In millions	March 31, 2021
Beginning balance	$37.0
Service and product warranty provision	15.9
Payments	(11.4)
Foreign currency translation	(0.1)
Ending balance	$41.4
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
As of March 31, 2021 and December 31, 2020, the outstanding value of bonds, letters of credit and bank guarantees totaled $99.0 million and $99.1 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall impact of the COVID-19 pandemic on our business; the duration and severity of the COVID-19 pandemic, the impact of virus variants and the rate of vaccinations; actions that may be taken by us, other businesses and governments to address or otherwise mitigate the impact of the COVID-19 pandemic, including those that may impact our ability to operate our facilities, meet production demands, and deliver products to our customers; the negative impacts of the COVID-19 pandemic on the global economy, our customers and suppliers, and customer demand; overall global economic and business conditions impacting our business, including the strength of housing and related markets; demand, competition and pricing pressures in the markets we serve; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; the ability to achieve the benefits of our restructuring plans and cost reduction initiatives; risks associated with operating foreign businesses; the impact of material cost and other inflation; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-Q and our Form 10-K for the year ended December 31, 2020. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. For the first three months of 2021, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 60% and 40% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:
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
COVID-19 Pandemic Update
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic continues to persist throughout the United States (“U.S.”) and the world, with the continued potential for significant impact. The COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, limits on gatherings, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the economic impacts of the COVID-19 pandemic.

Our businesses generally have been and continue to be considered essential under applicable government-mandated orders which has allowed us to maintain business continuity at substantially all of our manufacturing facilities throughout the COVID-19 pandemic. While our facilities have remained operational during the first quarter of 2021, we continue to experience various degrees of manufacturing cost pressures and inefficiencies as a result of supply chain issues and, in certain businesses, increased demand. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations.

Our Consumer Solutions segment delivered significant growth in the first quarter of 2021 led by continued strength in our pool and residential water treatment businesses. The high level of demand in these businesses continued as consumers invested in their homes and backyards. Demand in our commercial filtration business continued to be negatively impacted as the restaurant and hospitality industries remain slow to recover in Europe due to government restrictions.

Our Industrial & Flow Technologies segment also showed signs of strong growth in the first quarter of 2021 mainly driven by increased volume within our residential and irrigation flow businesses due to high demand in the residential vertical. Demand in our commercial and infrastructure flow businesses remained soft in the first quarter of 2021; however, results improved year over year. In our industrial filtration business, demand is mostly driven by customer capital spending, which continued to be slow to resume across most industries served. While we are preparing for this business to remain under pressure in 2021, we expect long-term demand drivers for this business not to be significantly changed.

We maintain our commitment to protect the health and safety of our employees, customers, and suppliers by continuing our enhanced safety protocols for those on-site at our manufacturing facilities and for those who provide manufacturing-support activities. In addition, employees who do not need to be physically present at our facilities and sites to perform their job responsibilities generally continue to work from home and non-essential business travel remains suspended.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance in the future will depend on future developments, including the duration, geographic location and intensity of the pandemic, the impact of virus variants, the rate of vaccinations, our continued ability to manufacture and distribute our products, as well as any future actions that may be taken by governmental authorities or by us relating to the pandemic. For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see “Risk Factors - Risks Related to the COVID-19 Pandemic” included in Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first three months of 2021 and/or may impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic, the spread of increasing numbers of virus variants, the extent of worldwide social, political and economic disruption it may continue to cause and the development and distribution of vaccines to address the COVID-19 virus. The broader implications of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues and the impact of vaccines on it, the impact of virus variants, the rate of vaccinations, the pandemic’s effect on the demand for our products and services, our supply chain, and our manufacturing capacity, as well as the impact of governmental regulations imposed in response to the pandemic. See further discussion above under “COVID-19 Pandemic Update” for key trends and uncertainties with regard to the COVID-19 pandemic.
•During 2020 and the first quarter of 2021, we executed certain business restructuring initiatives unrelated to the COVID-19 pandemic aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2021 and to drive margin growth.
•In the first quarter of 2021, we created a transformation office in an effort to accelerate growth and drive margin expansion by leveraging our internal capabilities and reducing complexity. We expect transformation initiatives to occur throughout the remainder of 2021 and beyond and to drive future margin growth.
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
•During the first quarter of 2021, we experienced inflationary increases due to high demand and tight supply of raw materials such as metals, resins and electronics, along with increased logistics costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these increases, supply chain pressures and inflationary increases are expected to continue in the second quarter of 2021 and may continue thereafter and could negatively impact our results of operations.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2021 and March 31, 2020 were as follows:

	Three months ended
In millions	March 31, 2021	March 31, 2020	$ Change	% / Point Change
Net sales	$865.9	$710.0	$155.9	22.0%
Cost of goods sold	550.7	458.4	92.3	20.1%
Gross profit	315.2	251.6	63.6	25.3%
% of net sales	36.4%	35.4%		1.0	pts

Selling, general and administrative expenses	136.6	131.9	4.7	3.6%
% of net sales	15.8%	18.6%		(2.8)	pts
Research and development expenses	21.5	19.0	2.5	13.2%
% of net sales	2.5%	2.7%		(0.2)	pts

Operating income	157.1	100.7	56.4	56.0%
% of net sales	18.1%	14.2%		3.9	pts

Other expense	0.4	1.2	(0.8)	(66.7)%
Net interest expense	5.1	6.9	(1.8)	(26.1)%

Income from continuing operations before income taxes	151.6	92.6	59.0	63.7%
Provision for income taxes	20.5	19.9	0.6	3.0%
Effective tax rate	13.5%	21.5%		(8.0)	pts
Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2021
over the prior year period
Volume	17.5%
Price	1.0
Core growth	18.5
Acquisition	0.9
Currency	2.6
Total	22.0%
The 22.0 percent increase in net sales in the first quarter of 2021 from 2020 was primarily driven by:
•volume increase in our Consumer Solutions segment mainly driven by continued robust demand in our pool and residential filtration businesses;
•volume increase in our residential and irrigation flow businesses in our Industrial & Flow Technologies segment due to strong demand across all product lines;
•selective increases in selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects compared to the first quarter of the prior year.
This increase was partially offset by:
•sales volume declines in certain businesses within our Industrial & Flow Technologies segment due to the impacts of the COVID-19 pandemic.

Gross profit
The 1.0 percentage point increase in gross profit as a percentage of net sales in the first quarter of 2021 from 2020 was primarily driven by:
•volume expansion in our pool, residential filtration and residential and irrigation flow businesses;
•selective increases in selling prices to mitigate impacts of inflation; and
•increased productivity in both the Consumer Solutions and Industrial & Flow Technologies segments.
This increase was partially offset by:
•inflationary increases related to certain raw materials; and
•higher transportation and labor costs due to increased demand in our pool business.
Selling, general and administrative expenses (“SG&A”)
The 2.8 percentage point decrease in SG&A as a percentage of net sales in the first quarter of 2021 from 2020 was primarily driven by:
•reduction in travel and entertainment, trade show and advertising expenses due to the COVID-19 pandemic;
•legal accrual reductions of $2.4 million in the first three months of 2021; and
•restructuring and other costs of $1.5 million in the first three months of 2021, compared to $2.4 million in the first three months of 2020.
Net interest expense
The 26.1 percent decrease in net interest expense in the first quarter of 2021 from 2020 was primarily driven by:
•strong cash flows in 2021 leading to lower overall debt levels; and
•lower interest rates on outstanding variable debt.
Provision for income taxes
The 8.0 percentage point decrease in the effective tax rate in the first quarter of 2021 from 2020 was primarily driven by:
•the unfavorable impact of discrete items related to the Coronavirus Aid, Relief, and Economic Security Act that occurred during the first quarter of 2020; and
•the favorable mix of global earnings.
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
Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Three months ended
In millions	March 31, 2021	March 31, 2020	% / Point Change
Net sales	$521.4	$388.8	34.1%
Segment income	131.0	84.8	54.5%
% of net sales	25.1%	21.8%	3.3	pts

Net sales
The components of the change in Consumer Solutions net sales from the prior period were as follows:

Three months ended March 31, 2021
over the prior year period
Volume	29.4%
Price	1.7
Core growth	31.1
Acquisition	1.7
Currency	1.3
Total	34.1%
The 34.1 percent increase in net sales for Consumer Solutions in the first quarter of 2021 from 2020 was primarily driven by:
•increased sales volume in our pool business due to consumers increasing their pool use while continuing to invest in their homes and backyards as a result of the COVID-19 pandemic;
•increased sales volume in our water treatment business as residential demand remained robust in the first quarter of 2021;
•increased sales due to acquisitions that occurred in 2020; and
•selective increases in selling prices to mitigate impacts of inflation.
This increase was partially offset by:
•sales volume decrease due to lower demand in the commercial filtration business resulting from extended COVID-19 government restrictions in Europe.

Segment income
The components of the change in Consumer Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2021
	over the prior year period
Growth/Price/Acquisition	2.8	pts
Inflation	(2.8)
Productivity	3.3
Total	3.3	pts
The 3.3 percentage point increase in segment income for Consumer Solutions as a percentage of net sales in the first quarter of 2021 from 2020 was primarily driven by:
•increase in sales volume in our pool business resulting in cost leverage and favorable income drop through;
•reduction in travel and entertainment, trade show and advertising expenses due to the COVID-19 pandemic;
•impact of acquisitions that occurred in 2020;
•selective increases in selling prices to mitigate the impacts of inflation; and
•increased productivity.
This increase was partially offset by:
•inflationary increases related to raw materials such as metals, resins and electronics;
•lower sales volume in the higher margin commercial filtration business;
•higher sales rebates and employee incentive compensation expense in line with increased sales in our pool business; and

•higher transportation and labor costs due to increased demand in our pool business.
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended
In millions	March 31, 2021	March 31, 2020	% / Point Change
Net sales	$344.1	$320.9	7.2%
Segment income	50.0	44.7	11.9%
% of net sales	14.5%	13.9%	0.6	pts
Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

Three months ended March 31, 2021
over the prior year period
Volume	2.8%
Price	0.5
Core growth	3.3
Currency	3.9
Total	7.2%
The 7.2 percent increase in net sales for Industrial & Flow Technologies in the first quarter of 2021 from 2020 was primarily driven by:
•increased sales volume in our residential flow business in the first quarter of 2021 due to strong demand across all product lines;
•selective increases in selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects in the first three months compared to the same period of the prior year.
This increase was partially offset by:
•decreased sales volume in our industrial filtration and food and beverage businesses due to less project sales as a result of customers deferring their capital spending due to the COVID-19 pandemic.
Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2021
	over the prior year period
Growth/Price/Acquisition	0.9	pts
Currency	0.1%
Inflation	(1.7)
Productivity	1.3
Total	0.6	pts
The 0.6 percentage point increase in segment income for Industrial & Flow Technologies as a percentage of net sales in the first quarter of 2021 from 2020 was primarily driven by:
•increased sales volumes in our residential flow business which resulted in increased leverage on fixed operating expenses;

•selective increases in selling prices to mitigate inflationary cost increases;
•increased productivity due to cost actions driving manufacturing efficiencies; and
•lower operating expenses due to a reduction in travel and entertainment, trade show and advertising expenses due to the COVID-19 pandemic.
This increase was partially offset by:
•inflationary increases due to high demand and tight supply of metals and resins along with increased logistics costs.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2021 and drew on our revolving credit facility to fund our operations. This cash usage reverses in the second quarter as the seasonality of our businesses peak. We expect historical seasonal patterns to continue and the second quarter of 2021 to generate significant cash to fund our operations.
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
Summary of Cash Flows

	Three months ended
In millions	March 31, 2021	March 31, 2020
Net cash provided by (used for):
Operating activities of continuing operations	$(18.8)	$(162.4)
Investing activities	(9.8)	(25.8)
Financing activities	34.6	278.8
Operating activities
The $18.8 million in net cash used for operating activities of continuing operations in the first three months of 2021 primarily reflects $150.9 million of net income from continuing operations, net of non-cash depreciation and amortization. Additionally, the Company had a cash outflow of $173.8 million as a result of changes in net working capital, primarily the result of increased accounts receivables due to strong demand in the pool business and early buy programs in anticipation of our distributors’ peak sales season in the second and third quarters.
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

Investing activities
Net cash used for investing activities in the first three months of 2021 reflects capital expenditures of $13.2 million and proceeds from the sale of property and equipment of $3.4 million.
Net cash used for investing activities in the first three months of 2020 primarily reflects capital expenditures of $18.7 million and cash paid for acquisitions of $7.2 million in our Consumer Solutions reporting segment, net of cash acquired.
Financing activities
Net cash used for financing activities in the first three months of 2021 primarily relates to net borrowings of revolving long-term debt of $92.4 million, $9.6 million of share repurchases, dividend payments of $33.3 million and payments upon the maturity of cross currency swaps of $14.7 million.

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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2021	March 31, 2020
Net cash used for operating activities of continuing operations	$(18.8)	$(162.4)
Capital expenditures of continuing operations	(13.2)	(18.7)
Proceeds from sale of property and equipment of continuing operations	3.4	0.1
Free cash flow from continuing operations	$(28.6)	$(181.0)
Net cash used for operating activities of discontinued operations	(0.2)	—
Free cash flow	$(28.8)	$(181.0)
Debt and Capital
Pentair, Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, providing for a $900.0 million senior unsecured revolving credit facility. The Senior Credit Facility has a maturity date of April 25, 2023. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
The Senior Credit Facility provides for the extension of term loans in an aggregate amount of $200.0 million (the “Term Loans”). The Term Loans are in addition to the revolving credit facility commitment. In addition, PFSA has the option to further increase the Senior Credit Facility in an aggregate amount of up to $300.0 million, through a combination of increases to the total commitment amount of the revolving credit facility and/or one or more tranches of term loans in addition to the Term Loans, subject to customary conditions, including the commitment of the participating lenders.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of March 31, 2021 and December 31, 2020.
In 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of March 31, 2021, total availability under the Senior Credit Facility was $771.5 million.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 31, 2021, we were in compliance with all financial covenants in our debt agreements, and there was no material uncertainty about our ongoing ability to meet these covenants.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.4 million, of which there were no outstanding borrowings at March 31, 2021. Borrowings under these credit facilities bear interest at variable rates.

We have $103.8 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of March 31, 2021 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of March 31, 2021, we have $21.7 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”). The 2018 authorization expires on May 31, 2021. In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. The 2020 Authorization supplements the 2018 Authorization.
During the three months ended March 31, 2021, we repurchased 0.2 million of our ordinary shares for $9.6 million under the 2018 Authorization. As of March 31, 2021, we had $90.1 million and $750.0 million available for share repurchases under the 2018 Authorization and 2020 Authorization, respectively.
Dividends payable
On February 16, 2021, the Board of Directors declared a quarterly cash dividend of $0.20, payable on May 7, 2021 to shareholders of record at the close of business on April 23, 2021. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $33.2 million at both March 31, 2021 and December 31, 2020.
We paid dividends in the first three months of 2021 of $33.3 million, or $0.20 per ordinary share compared with $32.1 million, or $0.19 per ordinary share, in the prior year period.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles (“GAAP”) reported amount (e.g., retained earnings). Our distributable reserve balance was $8.8 billion as of December 31, 2020.
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

The following table presents summarized financial information as of March 31, 2021 and December 31, 2020 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	March 31, 2021	December 31, 2020
Current assets (1)	$10.4	$8.2
Noncurrent assets (2)	1,022.7	1,040.9
Current liabilities (3)	259.8	608.3
Noncurrent liabilities (4)	1,369.7	1,283.0
(1) Includes assets due from non-guarantor subsidiaries of $5.7 million and $2.8 million as of March 31, 2021 and December 31, 2020, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $1,010.2 million and $1,028.5 million as of March 31, 2021 and December 31, 2020, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $208.2 million and $556.6 million as of March 31, 2021 and December 31, 2020, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $476.9 million and $495.2 million as of March 31, 2021 and December 31, 2020, respectively.

The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2020 Annual Report on Form 10-K, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2021. For additional information refer to Item 7A of our 2020 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, contractual or regulatory disputes with suppliers, customers, authorities or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability; the use or installation of our products; consumer matters; and employment and labor matters. Refer to “Legal Proceedings” and “Environmental Matters” within Note 16 “Commitments and Contingencies”, of the condensed consolidated financial statements included within ITEM 1 of Part I of this Form 10-Q for information regarding legal and regulatory proceedings we are involved in.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2021:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 30	11,426	$51.53	—	$849,718,419
January 31 - February 27	226,707	54.56	176,711	840,085,806
February 28 - March 31	35,090	57.97	—	840,085,806
Total	273,223		176,711
(a)The purchases in this column include 11,426 shares for the period January 1 - January 30, 49,996 shares for the period January 31 - February 27 and 35,090 shares for the period February 28 - March 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”). The 2018 Authorization expires on May 31, 2021. On December 8, 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. The 2020 Authorization supplements the 2018 Authorization. As of March 31, 2021, we had $90.1 million and $750.0 million available for share repurchases under the 2018 Authorization and 2020 Authorization, respectively. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under the 2018 and 2020 authorizations.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2021

10.1	Form of Key Executive Employment and Severance Agreement for Adrian C. Chiu.*
22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended September 30, 2020 (File No. 001-11625)).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Denotes a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2021.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer