Form 10-Q
period 2021-06-30
PENTAIR plc
filed 2021-07-27
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On June 30, 2021, 165,863,101 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$941.1	$713.3	$1,807.0	$1,423.3
Cost of goods sold	600.1	468.2	1,150.8	926.6
Gross profit	341.0	245.1	656.2	496.7
Selling, general and administrative expenses	158.2	116.7	294.8	248.6
Research and development expenses	21.0	17.3	42.5	36.3
Operating income	161.8	111.1	318.9	211.8
Other (income) expense:
Loss on sale of businesses	—	0.1	—	0.1
Net interest expense	3.8	7.7	8.9	14.6
Other expense (income)	0.3	(0.3)	0.7	0.9
Income from continuing operations before income taxes	157.7	103.6	309.3	196.2
Provision for income taxes	25.1	29.8	45.6	49.7
Net income from continuing operations	132.6	73.8	263.7	146.5
Loss from discontinued operations, net of tax	(0.5)	(1.7)	(3.0)	(1.7)
Net income	$132.1	$72.1	$260.7	$144.8
Comprehensive income, net of tax
Net income	$132.1	$72.1	$260.7	$144.8
Changes in cumulative translation adjustment	8.4	28.2	(12.3)	(9.6)
Changes in market value of derivative financial instruments, net of tax	(4.1)	(17.8)	12.9	21.3
Comprehensive income	$136.4	$82.5	$261.3	$156.5
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.80	$0.44	$1.59	$0.88
Discontinued operations	—	(0.01)	(0.02)	(0.01)
Basic earnings per ordinary share	$0.80	$0.43	$1.57	$0.87
Diluted
Continuing operations	$0.79	$0.44	$1.57	$0.87
Discontinued operations	—	(0.01)	(0.02)	(0.01)
Diluted earnings per ordinary share	$0.79	$0.43	$1.55	$0.86
Weighted average ordinary shares outstanding
Basic	166.0	165.8	166.1	166.8
Diluted	167.8	166.4	167.7	167.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$95.9	$82.1
Accounts receivable, net of allowances of $9.3 and $8.4, respectively	435.3	367.5
Inventories	463.4	420.0
Other current assets	112.7	105.5
Total current assets	1,107.3	975.1
Property, plant and equipment, net	297.1	301.2
Other assets
Goodwill	2,402.1	2,392.2
Intangibles, net	348.4	325.9
Other non-current assets	199.8	202.8
Total other assets	2,950.3	2,920.9
Total assets	$4,354.7	$4,197.2
Liabilities and Equity
Current liabilities
Accounts payable	$315.3	$245.1
Employee compensation and benefits	126.1	117.0
Other current liabilities	489.7	410.4
Total current liabilities	931.1	772.5
Other liabilities
Long-term debt	716.6	839.6
Pension and other post-retirement compensation and benefits	100.0	102.0
Deferred tax liabilities	96.3	107.4
Other non-current liabilities	239.1	269.4
Total liabilities	2,083.1	2,090.9
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.9 and 166.1 issued at June 30, 2021 and December 31, 2020, respectively	1.7	1.7
Additional paid-in capital	1,651.3	1,680.7
Retained earnings	825.3	631.2
Accumulated other comprehensive loss	(206.7)	(207.3)
Total equity	2,271.6	2,106.3
Total liabilities and equity	$4,354.7	$4,197.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2021	June 30, 2020
Operating activities
Net income	$260.7	$144.8
Loss from discontinued operations, net of tax	3.0	1.7
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.1)	(0.3)
Depreciation	25.5	22.8
Amortization	13.4	14.6
Deferred income taxes	(4.3)	13.4
Loss on sale of businesses	—	0.1
Share-based compensation	16.6	10.4
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(49.8)	103.1
Inventories	(31.9)	(17.7)
Other current assets	(10.5)	(14.5)
Accounts payable	51.3	(64.2)
Employee compensation and benefits	9.4	7.5
Other current liabilities	78.7	44.9
Other non-current assets and liabilities	(1.0)	(0.1)
Net cash provided by operating activities of continuing operations	361.0	266.5
Net cash used for operating activities of discontinued operations	(0.2)	(0.5)
Net cash provided by operating activities	360.8	266.0
Investing activities
Capital expenditures	(24.3)	(30.5)
Proceeds from sale of property and equipment	3.5	0.1
Acquisitions, net of cash acquired	(82.8)	(28.5)
Other	2.7	—
Net cash used for investing activities	(100.9)	(58.9)
Financing activities
Net borrowings of commercial paper and revolving long-term debt	(20.0)	(17.1)
Repayments of long-term debt	(103.8)	—
Shares issued to employees, net of shares withheld	4.0	7.3
Repurchases of ordinary shares	(50.0)	(115.2)
Dividends paid	(66.7)	(63.7)
Payments upon the maturity of cross currency swaps	(14.7)	—
Net cash used for financing activities	(251.2)	(188.7)
Effect of exchange rate changes on cash and cash equivalents	5.1	(10.3)
Change in cash and cash equivalents	13.8	8.1
Cash and cash equivalents, beginning of period	82.1	82.5
Cash and cash equivalents, end of period	$95.9	$90.6
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2020	166.1	$1.7	$1,680.7	$631.2	$(207.3)	$2,106.3
Net income	—	—	—	128.6	—	128.6
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Dividends declared, $0.20 per share	—	—	—	(33.3)	—	(33.3)
Share repurchases	(0.2)	—	(9.6)	—	—	(9.6)
Exercise of options, net of shares tendered for payment	0.1	—	5.2	—	—	5.2
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(5.3)	—	—	(5.3)
Share-based compensation	—	—	5.6	—	—	5.6
Balance - March 31, 2021	166.2	$1.7	$1,676.6	$726.5	$(211.0)	$2,193.8
Net income	—	—	—	132.1	—	132.1
Other comprehensive income, net of tax	—	—	—	—	4.3	4.3
Dividends declared, $0.20 per share	—	—	—	(33.3)	—	(33.3)
Share repurchases	(0.6)	—	(40.4)	—	—	(40.4)
Exercise of options, net of shares tendered for payment	0.3	—	5.6	—	—	5.6
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(1.5)	—	—	(1.5)
Share-based compensation	—	—	11.0	—	—	11.0
Balance - June 30, 2021	165.9	$1.7	$1,651.3	$825.3	$(206.7)	$2,271.6

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	168.3	$1.7	$1,777.7	$401.0	$(226.5)	$1,953.9
Net income	—	—	—	72.7	—	72.7
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Dividends declared, $0.19 per share	—	—	—	(31.6)	—	(31.6)
Share repurchases	(3.0)	—	(115.2)	—	—	(115.2)
Exercise of options, net of shares tendered for payment	0.3	—	8.8	—	—	8.8
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.2	—	—	6.2
Balance - March 31, 2020	165.7	$1.7	$1,673.9	$442.1	$(225.2)	$1,892.5
Net income	—	—	—	72.1	—	72.1
Other comprehensive loss, net of tax	—	—	—	—	10.4	10.4
Dividends declared, $0.19 per share	—	—	—	(31.7)	—	(31.7)
Exercise of options, net of shares tendered for payment	0.1	—	2.8	—	—	2.8
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	4.2	—	—	4.2
Balance - June 30, 2020	165.9	$1.7	$1,680.3	$482.5	$(214.8)	$1,949.7
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
In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has had and may continue to have an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. We may continue to experience reduced customer demand in certain parts of our business or constrained supply that could materially and adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
U.S.	$639.1	$482.7	$1,225.7	$946.7
Western Europe	120.7	84.9	236.0	188.7
Developing (1)	120.5	100.4	225.9	194.9
Other Developed (2)	60.8	45.3	119.4	93.0
Consolidated net sales	$941.1	$713.3	$1,807.0	$1,423.3
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Residential	$599.5	$439.7	$1,171.2	$855.5
Commercial	173.2	124.4	310.8	265.8
Industrial	168.4	149.2	325.0	302.0
Consolidated net sales	$941.1	$713.3	$1,807.0	$1,423.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Performance obligations
On June 30, 2021, we had $83.3 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	June 30, 2021	December 31, 2020	$ Change	% Change
Contract assets	$52.3	$50.1	$2.2	4.4%
Contract liabilities	35.7	27.5	8.2	29.8%
Net contract assets	$16.6	$22.6	$(6.0)	(26.5)%

The $6.0 million decrease in net contract assets from December 31, 2020 to June 30, 2021 was primarily the result of timing of milestone payments and impact of foreign currency fluctuations. Approximately 65% of our contract liabilities at December 31, 2020 were recognized in revenue in the first half of 2021. There were no impairment losses recognized on our contract assets for the three months ended June 30, 2021.

3.Acquisitions
On May 19, 2021, as part of our Consumer Solutions reporting segment, we completed the acquisition of Ken’s Beverage, Inc. for $82.8 million in cash, net of cash acquired. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $29.3 million, all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $38.0 million of definite-lived customer relationships with an estimated useful life of 22 years.

In 2020, our Consumer Solutions reporting segment completed acquisitions with purchase prices totaling $58.0 million in cash, net of cash acquired.

The pro forma impact of these acquisitions is not material.

4.Share Plans
Total share-based compensation expense for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Restricted stock units	$3.6	$3.1	$7.0	$6.3
Stock options	0.9	0.6	1.8	1.6
Performance share units	6.5	0.5	7.8	2.5
Total share-based compensation expense	$11.0	$4.2	$16.6	$10.4

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

5.Restructuring and Transformation Program
During the second quarter of 2021, we launched and committed resources to a program designed to accelerate growth and drive margin expansion through transformation of our business model to drive operational excellence, reduce complexity and streamline our processes (the “Transformation Program”). The Transformation Program is structured in multiple phases and is expected to empower us to work more efficiently and optimize our business to better serve our customers while meeting our financial objectives.

During the six months ended June 30, 2021 and the year ended December 31, 2020, we initiated and continued execution of actions aimed at reducing our fixed cost structure and realigning our business associated with restructuring and the Transformation Program, including the reduction in headcount of approximately 50 and 175 employees, respectively.
Restructuring and transformation-related costs within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Severance and related costs	$4.2	$1.1	$5.1	$3.8
Transformation and other costs	1.9	—	2.1	—
Total restructuring and transformation costs	$6.1	$1.1	$7.2	$3.8

Transformation and other costs primarily consist of professional services, project management and related costs, infrastructure charges to vacate facilities and consolidate operations, and asset impairment and various contract termination costs.

Restructuring and transformation costs by reportable segment were as follows:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Consumer Solutions	$0.2	$1.4	$0.7	$2.0
Industrial & Flow Technologies	—	(0.3)	0.5	0.6
Other	5.9	—	6.0	1.2
Consolidated	$6.1	$1.1	$7.2	$3.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2021:

In millions	June 30, 2021
Beginning balance	$15.2
Costs incurred	5.1
Cash payments and other	(6.7)
Ending balance	$13.6
6.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$132.1	$72.1	$260.7	$144.8
Net income from continuing operations	$132.6	$73.8	$263.7	$146.5
Weighted average ordinary shares outstanding
Basic	166.0	165.8	166.1	166.8
Dilutive impact of stock options, restricted stock units and performance share units	1.8	0.6	1.6	0.7
Diluted	167.8	166.4	167.7	167.5
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.80	$0.44	$1.59	$0.88
Discontinued operations	—	(0.01)	(0.02)	(0.01)
Basic earnings per ordinary share	$0.80	$0.43	$1.57	$0.87
Diluted
Continuing operations	$0.79	$0.44	$1.57	$0.87
Discontinued operations	—	(0.01)	(0.02)	(0.01)
Diluted earnings per ordinary share	$0.79	$0.43	$1.55	$0.86
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.1	3.1	0.3	2.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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

In millions	June 30, 2021	December 31, 2020
Beginning balance	$8.4	$10.3
Bad debt expense (benefit) (1)	0.2	(0.5)
Acquisitions	0.9	0.1
Write-offs, net of recoveries	(0.5)	(1.6)
Other (2)	0.3	0.1
Ending balance	$9.3	$8.4
(1) The bad debt benefit for the year-ended December 31, 2020 includes the positive impact related to the adoption of ASU No. 2016-13 “Financial Instruments-Credit Losses.”
(2) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Supplemental Balance Sheet Information

In millions	June 30, 2021	December 31, 2020
Inventories
Raw materials and supplies	$238.3	$218.7
Work-in-process	69.4	67.2
Finished goods	155.7	134.1
Total inventories	$463.4	$420.0
Other current assets
Cost in excess of billings	$52.3	$50.1
Prepaid expenses	55.7	48.5
Prepaid income taxes	1.7	3.8
Other current assets	3.0	3.1
Total other current assets	$112.7	$105.5
Property, plant and equipment, net
Land and land improvements	$35.5	$35.9
Buildings and leasehold improvements	192.6	195.4
Machinery and equipment	600.2	589.7
Capitalized software	82.5	79.9
Construction in progress	51.4	47.8
Total property, plant and equipment	962.2	948.7
Accumulated depreciation and amortization	665.1	647.5
Total property, plant and equipment, net	$297.1	$301.2
Other non-current assets
Right-of-use lease assets	$79.5	$83.6
Deferred income taxes	27.5	27.4
Deferred compensation plan assets	24.1	22.6
Other non-current assets	68.7	69.2
Total other non-current assets	$199.8	$202.8
Other current liabilities
Dividends payable	$33.2	$33.2
Accrued warranty	43.4	37.0
Accrued rebates and incentives	181.3	122.0
Billings in excess of cost	26.0	22.5
Current lease liability	24.1	22.1
Income taxes payable	16.7	14.6
Accrued restructuring	13.6	15.2
Other current liabilities	151.4	143.8
Total other current liabilities	$489.7	$410.4
Other non-current liabilities
Long-term lease liability	$58.2	$65.1
Income taxes payable	44.9	44.8
Self-insurance liabilities	43.4	42.0
Deferred compensation plan liabilities	24.1	22.6
Foreign currency contract liabilities	40.1	69.6
Other non-current liabilities	28.4	25.3
Total other non-current liabilities	$239.1	$269.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2020	Purchase Accounting Adjustments	Acquisitions	Foreign currency translation/other	June 30, 2021
Consumer Solutions	$1,580.5	$(2.8)	$29.3	$(3.5)	$1,603.5
Industrial & Flow Technologies	811.7	—	—	(13.1)	798.6
Total goodwill	$2,392.2	$(2.8)	$29.3	$(16.6)	$2,402.1
Identifiable intangible assets consisted of the following:

	June 30, 2021			December 31, 2020
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$470.1	$(316.5)	$153.6	$435.9	$(308.1)	$127.8
Proprietary technology and patents	46.9	(30.9)	16.0	46.9	(29.4)	17.5
Total definite-life intangibles	517.0	(347.4)	169.6	482.8	(337.5)	145.3
Indefinite-life intangibles
Trade names	178.8	—	178.8	180.6	—	180.6
Total intangibles	$695.8	$(347.4)	$348.4	$663.4	$(337.5)	$325.9
Identifiable intangible asset amortization expense was $6.3 million and $7.0 million for the three months ended June 30, 2021 and 2020, respectively, and $13.4 million and $14.6 million for the six months ended June 30, 2021 and 2020, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2021 and the next five years is as follows:

	Q3 - Q4
	2021	2022	2023	2024	2025	2026
Estimated amortization expense	$12.2	$17.7	$15.5	$15.0	$15.0	$13.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of June 30, 2021	Maturity Year	June 30, 2021	December 31, 2020
Revolving credit facilities	1.201%	2023	$16.1	$36.1
Term loans	1.149%	2023	200.0	200.0
Senior notes - fixed rate (1)	5.000%	2021	—	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(7.1)	(7.9)
Total debt			$716.6	$839.6
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
The Senior Credit Facility provides for the extension of term loans in an aggregate amount of $200.0 million (the “Term Loans”). We have utilized the term loan extension since December 2019. The Term Loans are in addition to the revolving credit facility commitment. In addition, PFSA has the option to further increase the Senior Credit Facility in an aggregate amount of up to $300.0 million, through a combination of increases to the total commitment amount of the revolving credit facility and/or one or more tranches of term loans in addition to the Term Loans, subject to customary conditions, including the commitment of the participating lenders.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of June 30, 2021 and December 31, 2020.
In 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of June 30, 2021, total availability under the Senior Credit Facility was $883.9 million.
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
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.4 million, of which there were no outstanding borrowings at June 30, 2021. Borrowings under these credit facilities bear interest at variable rates.

We have no fixed rate senior notes maturing in the next twelve months.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2021 matures on a calendar year basis as follows:

	Q3 - Q4
In millions	2021	2022	2023	2024	2025	2026	Thereafter	Total
Contractual debt obligation maturities	$—	$88.3	$216.1	$—	$19.3	$—	$400.0	$723.7
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
At June 30, 2021 and December 31, 2020, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $10.6 million and $12.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At June 30, 2021 and December 31, 2020, we had outstanding cross currency swap agreements with a combined notional amount of $834.8 million and $855.1 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $20.3 million and $32.8 million at June 30, 2021 and December 31, 2020, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2021		December 31, 2020
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$216.1	$216.1	$236.1	$236.1
Fixed rate debt	507.6	577.8	611.4	695.4
Total debt	$723.7	$793.9	$847.5	$931.5
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$1.7	$—	$—	$1.7
Foreign currency contract liabilities	$—	$(40.1)	$—	$—	$(40.1)
Deferred compensation plan assets	12.7	—	—	11.4	24.1
Total recurring fair value measurements	$12.7	$(38.4)	$—	$11.4	$(14.3)

	December 31, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(69.6)	$—	$—	$(69.6)
Deferred compensation plan assets	12.2	—	—	10.4	22.6
Total recurring fair value measurements	$12.2	$(69.6)	$—	$10.4	$(47.0)
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The effective income tax rate for the six months ended June 30, 2021 was 14.7%, compared to 25.3% for the six months ended June 30, 2020. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $46.6 million and $46.3 million at June 30, 2021 and December 31, 2020, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
13.Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Service cost	$0.7	$0.8	$1.4	$1.6
Interest cost	0.5	0.7	1.0	1.4
Expected return on plan assets	(0.1)	(0.2)	(0.2)	(0.4)
Net periodic benefit expense	$1.1	$1.3	$2.2	$2.6

Components of net periodic benefit expense for our other post-retirement plans for the three and six months ended June 30, 2021 and 2020 were not material.

14.Shareholders’ Equity
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”). The 2018 authorization expired on May 31, 2021. In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. The 2020 Authorization supplemented the 2018 Authorization.

During the six months ended June 30, 2021, we repurchased 0.8 million of our ordinary shares for $50.0 million under the 2018 Authorization. As of June 30, 2021, we had $750.0 million available for share repurchases under the 2020 Authorization.

Dividends payable
On May 4, 2021, the Board of Directors declared a quarterly cash dividend of $0.20, payable on August 6, 2021 to shareholders of record at the close of business on July 23, 2021. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $33.2 million at both June 30, 2021 and December 31, 2020, respectively.
15.Segment Information
We evaluate performance based on net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring and transformation activities, impairments and other unusual non-operating items.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales
Consumer Solutions	$576.9	$401.2	$1,098.3	$790.0
Industrial & Flow Technologies	363.9	311.8	708.0	632.7
Other	0.3	0.3	0.7	0.6
Consolidated	$941.1	$713.3	$1,807.0	$1,423.3
Segment income (loss)
Consumer Solutions	$143.4	$96.7	$274.4	$181.5
Industrial & Flow Technologies	57.1	44.1	107.1	88.8
Other	(25.6)	(16.1)	(42.2)	(34.1)
Consolidated	$174.9	$124.7	$339.3	$236.2
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Segment income	$174.9	$124.7	$339.3	$236.2
Deal-related costs and expenses	(1.0)	—	(1.7)	(0.4)
Restructuring, transformation and other costs	(5.8)	(1.1)	(7.3)	(3.5)
Intangible amortization	(6.3)	(7.0)	(13.4)	(14.6)
Loss on sale of businesses	—	(0.1)	—	(0.1)
COVID-19 related costs and expenses	(0.1)	(4.8)	(0.3)	(5.7)
Legal accrual adjustments	—	—	2.4	—
Net interest expense	(3.8)	(7.7)	(8.9)	(14.6)
Other expense	(0.2)	(0.4)	(0.8)	(1.1)
Income from continuing operations before income taxes	$157.7	$103.6	$309.3	$196.2

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
Environmental matters
We have been named as defendant, target or a potentially responsible party in a number of environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of June 30, 2021 and December 31, 2020, our recorded reserves for environmental matters were not material.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The changes in the carrying amount of service and product warranties of continuing operations for the six months ended June 30, 2021 were as follows:

In millions	June 30, 2021
Beginning balance	$37.0
Service and product warranty provision	29.9
Payments	(23.5)
Ending balance	$43.4
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
As of June 30, 2021 and December 31, 2020, the outstanding value of bonds, letters of credit and bank guarantees totaled $98.9 million and $99.1 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall impact of the COVID-19 pandemic on our business; the duration and severity of the COVID-19 pandemic, the impact of virus variants and the rate of vaccinations; actions that may be taken by us, other businesses and governments to address or otherwise mitigate the impact of the COVID-19 pandemic, including those that may impact our ability to operate our facilities, meet production demands, and deliver products to our customers; the impacts of the COVID-19 pandemic on the global economy, our customers and suppliers, and customer demand; overall global economic and business conditions impacting our business, including the strength of housing and related markets; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and transformation program; risks associated with operating foreign businesses; the impact of raw material costs, labor costs and other inflation; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-Q and our Form 10-K for the year ended December 31, 2020. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. For the first six months of 2021, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 61% and 39% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:
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

•Industrial & Flow Technologies — This segment manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps, and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, including fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray. The primary focus of this segment is business-to-business.
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

Our businesses generally have been and continue to be considered essential under applicable government-mandated orders which has allowed us to maintain business continuity at substantially all of our manufacturing facilities throughout the COVID-19 pandemic. While our facilities have remained operational during the first half of 2021, we continue to experience various degrees of manufacturing cost pressures and inefficiencies as a result of supply chain issues and, in certain businesses, increased demand. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. Further, as the COVID-19 pandemic conditions improve and economic activity increases, we have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. We expect the inflationary trends to continue throughout the remainder of 2021.

Our Consumer Solutions segment delivered significant growth in the first six months of 2021 led by continued strength in our pool and residential water treatment businesses. The high level of demand in these businesses continued as consumers invested in their homes and backyards. Demand in our commercial water treatment business improved in the second quarter of 2021 as the restaurant and hospitality industries began to reopen.

Our Industrial & Flow Technologies segment had strong growth in the first six months of 2021 mainly driven by increased volume within our residential and irrigation flow businesses due to high demand in the residential vertical. Our commercial flow business experienced increased sales in the first half of 2021 due to strong demand in our water supply and water disposal product lines. Demand in our infrastructure business has stabilized but we remain disciplined in our project selection. In our industrial filtration business, demand is mostly driven by customer capital spending, which saw recovery in the second quarter of 2021 in most industries served.

We maintain our commitment to protect the health and safety of our employees, customers, and suppliers by continuing our enhanced safety protocols for those on-site at our manufacturing facilities and for those who provide manufacturing-support activities. In addition, employees who do not need to be physically present at our facilities and sites to perform their job responsibilities generally continue to work from home and essential business travel remains the main travel activity.
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

Transformation Program
During the second quarter of 2021, we launched and committed resources to a program designed to accelerate growth and drive margin expansion through transformation of our business model to drive operational excellence, reduce complexity and streamline our processes (the “Transformation Program”). The Transformation Program is structured in multiple phases and is expected to empower us to work more efficiently and optimize our business to better serve our customers while meeting our financial objectives.

We are targeting at least 300 basis points of margin expansion by 2025 through the following Transformation Program pillars:
•reducing business and product complexity;
•developing a future state digital enterprise by eliminating non-value add activities, streamlining processes and using automation to increase productivity;
•modernizing general and administrative expenses, and
•delivering decision making speed through improved processes and analytics.

Throughout the remainder of 2021 and beyond we expect to incur transformation costs including and related to labor restructuring, non-labor restructuring, IT investments and design and execution charges.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first six months of 2021 and/or may impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic, the spread of increasing number of virus variants, the extent of worldwide social, political and economic disruption it may continue to cause and the development and distribution of vaccines to address the COVID-19 virus. The broader implications of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues and the impact of vaccines on it, the impact of virus variants, the rate of vaccinations, the pandemic’s effect on the demand for our products and services, our supply chain, and our manufacturing capacity, as well as the impact of governmental regulations imposed in response to the pandemic. See further discussion above under “COVID-19 Pandemic Update” for key trends and uncertainties with regard to the COVID-19 pandemic.
•During 2020 and the first half of 2021, we executed certain business restructuring initiatives unrelated to the COVID-19 pandemic aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2021 and to drive margin growth.
•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. We expect to implement Transformation Program initiatives and incur transformation costs throughout the remainder of 2021 and beyond.
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
•During the first half of 2021, we experienced supply chain challenges, including increased lead times, and inflationary increases of raw materials such as metals, resins and electronics, logistics and labor costs due to availability constraints and high demand. While we have taken pricing actions and we strive for productivity improvements that could help offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue for the remainder of 2021, which may continue thereafter and could negatively impact our results of operations.

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
•Identification, building and implementation of Transformation Program initiatives that will drive operational excellence, reduce complexity and improve our organizational structure; and
•Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2021 and 2020 were as follows:

	Three months ended
In millions	June 30, 2021	June 30, 2020	$ Change	% / Point Change
Net sales	$941.1	$713.3	$227.8	31.9%
Cost of goods sold	600.1	468.2	131.9	28.2%
Gross profit	341.0	245.1	95.9	39.1%
% of net sales	36.2%	34.4%		1.8	pts

Selling, general and administrative	158.2	116.7	41.5	35.6%
% of net sales	16.8%	16.4%		0.4	pts
Research and development	21.0	17.3	3.7	21.4%
% of net sales	2.2%	2.4%		(0.2)	pts

Operating income	161.8	111.1	50.7	45.6%
% of net sales	17.2%	15.6%		1.6	pts

Loss on sale of businesses	—	0.1	(0.1)	N.M.
Other expense (income)	0.3	(0.3)	0.6	N.M.
Net interest expense	3.8	7.7	(3.9)	(50.6)%

Income from continuing operations before income taxes	157.7	103.6	54.1	52.2%
Provision for income taxes	25.1	29.8	(4.7)	(15.8)%
Effective tax rate	15.9%	28.8%		(12.9)	pts
N.M. Not Meaningful

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the six months ended June 30, 2021 and June 30, 2020 were as follows:

	Six months ended
In millions	June 30, 2021	June 30, 2020	$ Change	% / Point Change
Net sales	$1,807.0	$1,423.3	$383.7	27.0%
Cost of goods sold	1,150.8	926.6	224.2	24.2%
Gross profit	656.2	496.7	159.5	32.1%
% of net sales	36.3%	34.9%		1.4	pts

Selling, general and administrative expenses	294.8	248.6	46.2	18.6%
% of net sales	16.3%	17.5%		(1.2)	pts
Research and development expenses	42.5	36.3	6.2	17.1%
% of net sales	2.4%	2.6%		(0.2)	pts

Operating income	318.9	211.8	107.1	50.6%
% of net sales	17.6%	14.9%		2.7	pts

Loss on sale of businesses	—	0.1	(0.1)	N.M.
Other expense	0.7	0.9	(0.2)	(22.2)%
Net interest expense	8.9	14.6	(5.7)	(39.0)%

Income from continuing operations before income taxes	309.3	196.2	113.1	57.6%
Provision for income taxes	45.6	49.7	(4.1)	(8.2)%
Effective tax rate	14.7%	25.3%		(10.6)	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2021	Six months ended June 30, 2021
	over the prior year period	over the prior year period
Volume	26.1%	21.7%
Price	1.6	1.4
Core growth	27.7	23.1
Acquisition	1.7	1.3
Currency	2.5	2.6
Total	31.9%	27.0%
The 31.9 and 27.0 percent increases in net sales in the second quarter and first half, respectively, of 2021 from 2020 were primarily driven by:
•volume increase in our Consumer Solutions segment mainly driven by continued robust demand in our pool and residential water treatment businesses;
•volume increase in our residential and irrigation flow businesses in our Industrial & Flow Technologies segment due to strong demand across all product lines in those businesses;
•selective increases in selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects compared to the second quarter and first six month of the prior year.

Gross profit
The 1.8 and 1.4 percentage point increases in gross profit as a percentage of net sales in the second quarter and first half, respectively, of 2021 from 2020 were primarily driven by:
•volume expansion in both our Consumer Solutions and Industrial & Flow Technologies segments;
•selective increases in selling prices to mitigate impacts of inflation; and
•increased productivity in both the Consumer Solutions and Industrial & Flow Technologies segments.
This increase was partially offset by:
•inflationary cost increases due to tight supply of raw materials such as metals, resins and electronics; and
•higher logistics and labor costs due to increased demand as well as factory labor wage increases.
Selling, general and administrative expenses (“SG&A”)
The 0.4 percentage point increase in SG&A as a percentage of net sales in the second quarter of 2021 from 2020 was primarily driven by:
•higher employee incentive compensation due to increased sales in our Consumer Solutions and Industrial & Flow Technologies segments;
•restructuring, transformation and other costs of $5.8 million in the second quarter of 2021, compared to $1.1 million in the second quarter of 2020; and
•lower travel and entertainment, trade show and advertising expenses in the second quarter of 2020 due to the government restrictions in place for the COVID-19 pandemic.
This increase was partially offset by:
•lower amortization on definite-lived intangible assets.
The 1.2 percentage point decrease in SG&A as a percentage of net sales in the first half of 2021 from 2020 was primarily driven by:
•reduction in travel and entertainment, trade show and advertising expenses compared to the prior year due to the COVID-19 pandemic restrictions not beginning until March of 2020;
•legal accrual reductions of $2.4 million in the first quarter of 2021; and
•leverage on certain fixed costs due to the significant increase in sales year over year.
This decrease was partially offset by:
•higher employee incentive compensation due to increased sales in our Consumer Solutions and Industrial & Flow Technologies segments; and
•restructuring, transformation and other costs of $7.3 million in the first six months of 2021, compared to $3.5 million in the first six months of 2020.
Net interest expense
The 50.6 and 39.0 percent decreases in net interest expense in the second quarter and first half, respectively, of 2021 from 2020 were primarily driven by:
•strong cash flows in 2021 used to repay senior fixed notes that matured as well as reduce variable debt leading to overall lower debt levels compared to the same periods of the prior year; and
•lower interest rates on outstanding variable debt.

Provision for income taxes
The 12.9 and 10.6 percentage point decreases in the effective tax rate in the second quarter and first half, respectively, of 2021 from 2020 were primarily driven by:
•the unfavorable impact of discrete items, including items related to the Coronavirus Aid, Relief, and Economic Security Act and items related to final regulations as part of the Tax Cuts and Jobs Act of 2017 that limit the deductibility of interest expense for U.S. tax purposes that occurred during the second quarter and first half of 2020 that did not occur in 2021.

These decreases were partially offset by:
•the unfavorable mix of global earnings.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of our two reportable segments (Consumer Solutions and Industrial & Flow Technologies). Each of these segments is comprised of various product offerings that serve multiple end users.

We evaluate performance based on net sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring and transformation activities, impairments and other unusual non-operating items.
Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2021	June 30, 2020	% / Point Change		June 30, 2021	June 30, 2020	% / Point Change
Net sales	$576.9	$401.2	43.8%		$1,098.3	$790.0	39.0%
Segment income	143.4	96.7	48.3%		274.4	181.5	51.2%
% of net sales	24.9%	24.1%	0.8	pts	25.0%	23.0%	2.0	pts
Net sales
The components of the change in Consumer Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2021	Six months ended June 30, 2021
	over the prior year period	over the prior year period
Volume	37.9%	33.8%
Price	1.5	1.6
Core growth	39.4	35.4
Acquisition	3.1	2.4
Currency	1.3	1.2
Total	43.8%	39.0%
The 43.8 and 39.0 percent increases in net sales for Consumer Solutions in the second quarter and first half, respectively, of 2021 from 2020 were primarily driven by:
•increased sales volume in our pool business due to consumers increasing their pool use while continuing to invest in their homes and backyards as a result of the COVID-19 pandemic;
•increased sales volume in our water treatment business as residential demand remained strong in the second quarter and first half of 2021;
•increased sales volume in our commercial water treatment business in the second quarter of 2021 due to increased demand as the restaurant and hospitality industries reopen;
•increased sales due to acquisitions that occurred in the first half of 2021 and second half of 2020;

•selective increases in selling prices to mitigate impacts of inflation; and
•favorable foreign currency effects compared to the second quarter and first half of the prior year.
Segment income
The components of the change in Consumer Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	over the prior year period		over the prior year period
Growth/Price/Acquisition	2.9	pts	2.7	pts
Currency	(0.3)		(0.1)
Inflation	(4.5)		(3.6)
Productivity	2.7		3.0
Total	0.8	pts	2.0	pts
The 0.8 and 2.0 percentage point increases in segment income for Consumer Solutions as a percentage of net sales in the second quarter and first half, respectively, of 2021 from 2020 were primarily driven by:
•increase in sales volume in our pool business resulting in cost leverage and favorable income drop through;
•reduction in travel and entertainment, trade show and advertising expenses compared to the first half of the prior year due to the COVID-19 pandemic;
•selective increases in selling prices to mitigate the impacts of inflation; and
•increased productivity.
These increases were partially offset by:
•inflationary cost increases due to high demand and tight supply of raw materials such as metals, resins and electronics along with increased logistics and labor costs; and
•higher sales rebates and employee incentive compensation expense in line with increased sales in our pool and water treatment businesses.
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended				Six months ended
In millions	June 30, 2021	June 30, 2020	% / Point Change		June 30, 2021	June 30, 2020	% / Point Change
Net sales	$363.9	$311.8	16.7%		$708.0	$632.7	11.9%
Segment income	57.1	44.1	29.5%		107.1	88.8	20.6%
% of net sales	15.7%	14.1%	1.6	pts	15.1%	14.0%	1.1	pts

Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

	Three months ended June 30, 2021	Six months ended June 30, 2021
	over the prior year period	over the prior year period
Volume	10.7%	6.7%
Price	1.7	1.1
Core growth	12.4	7.8
Currency	4.3	4.1
Total	16.7%	11.9%
The 16.7 and 11.9 percent increases in net sales for Industrial & Flow Technologies in the second quarter and first half, respectively, of 2021 from 2020 were primarily driven by:
•increased sales volume in our residential and irrigation flow businesses in the second quarter and first half of 2021 due to strong demand across all product lines in these businesses;
•increased sales volume in our food and beverage business in the second quarter of 2021 due to demand in sustainable gas solutions and recovery in short cycle orders;
•increased sales volume in our commercial flow business in the second quarter of 2021 driven by our water disposal and water supply product lines;
•selective increases in selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects in the second quarter and first half compared to the same periods of the prior year.
These increases were partially offset by:
•decreased sales volume in our infrastructure flow business due to less project sales primarily in North America.
Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	over the prior year period		over the prior year period
Growth/Price/Acquisition	2.9	pts	1.9	pts
Currency	0.1		0.1%
Inflation	(4.5)		(3.1)
Productivity	3.1		2.2
Total	1.6	pts	1.1	pts
The 1.6 and 1.1 percentage point increases in segment income for Industrial & Flow Technologies as a percentage of net sales in the second quarter and first half, respectively, of 2021 from 2020 were primarily driven by:
•increased sales volumes in our residential and irrigation flow, food and beverage and commercial flow businesses which resulted in increased leverage on fixed operating expenses and improved drop-through;
•selective increases in selling prices to mitigate inflationary cost increases; and
•increased productivity due to cost actions driving manufacturing efficiencies.
These increases were partially offset by:
•inflationary cost increases due to high demand and tight supply of metals and resins along with increased logistics and labor costs.

BACKLOG OF ORDERS BY SEGMENT

In millions	June 30, 2021	December 31, 2020	$ Change	% Change
Consumer Solutions	$1,173.7	$459.1	$714.6	155.7%
Industrial & Flow Technologies	391.1	288.7	102.4	35.5%
Total	$1,564.8	$747.8	$817.0	109.3%
The majority of our backlog is short cycle in nature with shipments within one year from when a customer places an order and a substantial portion of our revenues has historically resulted from orders received and products delivered in the same month. A portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record, as part of our backlog, all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our 2021 net sales.
The increase in our backlog from December 31, 2020 to June 30, 2021 was driven by a significant increase in orders due to higher than anticipated demand in certain of our residential and commercial businesses coupled with continuing supply chain disruptions and labor availability challenges.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2021 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter as the seasonality of our businesses peaked and generated significant cash to fund our operations.
End-user demand for pool and certain pumping equipment has followed warm weather trends and historically has been at seasonal highs from April to August. The magnitude of the sales spike has been partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.
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

Summary of Cash Flows

	Six months ended
In millions	June 30, 2021	June 30, 2020
Net cash provided by (used for):
Operating activities of continuing operations	$361.0	$266.5
Investing activities	(100.9)	(58.9)
Financing activities	(251.2)	(188.7)
Operating activities
The $361.0 million in net cash provided by operating activities of continuing operations in the first six months of 2021 primarily reflects $302.6 million of net income from continuing operations, net of non-cash depreciation and amortization. Additionally, the Company had a cash inflow of $47.2 million as a result of changes in net working capital, primarily the result of collections of accounts receivables on higher sales, increased accounts payables resulting from inventory purchases to meet demand and increased sales leading to higher accrued rebates and incentives.
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
Investing activities
Net cash used for investing activities in the first six months of 2021 reflects net cash paid of $82.8 million for the Ken’s Beverage, Inc. acquisition, capital expenditures of $24.3 million and proceeds from the sale of property and equipment of $3.5 million.
Net cash used for investing activities in the first six months of 2020 primarily reflects capital expenditures of $30.5 million and cash paid for acquisitions in our Consumer Solutions reporting segment of $28.5 million, net of cash acquired.
Financing activities
Net cash used for financing activities in the first six months of 2021 primarily relates to the repayment of $103.8 million senior fixed notes, net borrowings of revolving long-term debt of $20.0 million, $50.0 million of share repurchases, dividend payments of $66.7 million and payments upon the maturity of cross currency swaps of $14.7 million.

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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2021	June 30, 2020
Net cash provided by operating activities of continuing operations	$361.0	$266.5
Capital expenditures of continuing operations	(24.3)	(30.5)
Proceeds from sale of property and equipment of continuing operations	3.5	0.1
Free cash flow from continuing operations	$340.2	$236.1
Net cash used for operating activities of discontinued operations	(0.2)	(0.5)
Free cash flow	$340.0	$235.6
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
The Senior Credit Facility provides for the extension of term loans in an aggregate amount of $200.0 million (the “Term Loans”). We have utilized the term loan extension since December 2019.. The Term Loans are in addition to the revolving credit facility commitment. In addition, PFSA has the option to further increase the Senior Credit Facility in an aggregate amount of up to $300.0 million, through a combination of increases to the total commitment amount of the revolving credit facility and/or one or more tranches of term loans in addition to the Term Loans, subject to customary conditions, including the commitment of the participating lenders.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of June 30, 2021 and December 31, 2020.
In 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of June 30, 2021, total availability under the Senior Credit Facility was $883.9 million.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 30, 2021, we were in compliance with all financial covenants in our debt agreements, and there was no material uncertainty about our ongoing ability to meet these covenants.

In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.4 million, of which there were no outstanding borrowings at June 30, 2021. Borrowings under these credit facilities bear interest at variable rates.

We have no fixed rate senior notes maturing in the next twelve months.
As of June 30, 2021, we have $60.1 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”). The 2018 authorization expired on May 31, 2021. In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. The 2020 Authorization supplemented the 2018 Authorization.
During the six months ended June 30, 2021, we repurchased 0.8 million of our ordinary shares for $50.0 million under the 2018 Authorization. As of June 30, 2021, we had $750.0 million available for share repurchases under the 2020 Authorization.
Dividends payable
On May 4, 2021, the Board of Directors declared a quarterly cash dividend of $0.20, payable on August 6, 2021 to shareholders of record at the close of business on July 23, 2021. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $33.2 million at both June 30, 2021 and December 31, 2020, respectively.
We paid dividends in the first six months of 2021 of $66.7 million, or $0.40 per ordinary share compared with $63.7 million, or $0.38 per ordinary share, in the prior year period.

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

The following table presents summarized financial information as of June 30, 2021 and December 31, 2020 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	June 30, 2021	December 31, 2020
Current assets (1)	$5.2	$8.2
Noncurrent assets (2)	1,209.2	1,040.9
Current liabilities (3)	628.5	608.3
Noncurrent liabilities (4)	1,252.5	1,283.0
(1) Includes assets due from non-guarantor subsidiaries of $2.4 million and $2.8 million as of June 30, 2021 and December 31, 2020, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $1,195.0 million and $1,028.5 million as of June 30, 2021 and December 31, 2020, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $577.2 million and $556.6 million as of June 30, 2021 and December 31, 2020, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $529.1 million and $495.2 million as of June 30, 2021 and December 31, 2020, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2021. For additional information refer to Item 7A of our 2020 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2021:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - May 1	62,356	$64.55	61,930	$836,085,869
May 2 - May 29	582,391	67.65	538,048	799,718,442
May 30 - June 30	14,951	68.64	—	750,000,000
Total	659,698		599,978
(a)The purchases in this column include 426 shares for the period April 1 - May 1, 44,343 shares for the period May 2 - May 29 and 14,951 shares for the period May 30 - June 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”). The 2018 Authorization expired on May 31, 2021. On December 8, 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. The 2020 Authorization supplemented the 2018 Authorization. As of June 30, 2021, we had $750.0 million available for share repurchases under the 2020 Authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under the 2020 authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2021

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2021.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer