Form 10-Q
period 2021-09-30
PENTAIR plc
filed 2021-10-26
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021
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

On September 30, 2021, 165,478,219 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$969.2	$798.5	$2,776.2	$2,221.8
Cost of goods sold	634.4	521.1	1,785.2	1,447.7
Gross profit	334.8	277.4	991.0	774.1
Selling, general and administrative expenses	145.6	130.0	440.4	378.6
Research and development expenses	21.9	19.3	64.4	55.6
Operating income	167.3	128.1	486.2	339.9
Other (income) expense:
(Gain) loss on sale of businesses	(1.4)	—	(1.4)	0.1
Net interest expense	2.6	5.4	11.5	20.0
Other expense (income)	0.3	(2.5)	1.0	(1.6)
Income from continuing operations before income taxes	165.8	125.2	475.1	321.4
Provision for income taxes	22.1	14.4	67.7	64.1
Net income from continuing operations	143.7	110.8	407.4	257.3
Loss from discontinued operations, net of tax	(0.1)	—	(3.1)	(1.7)
Net income	$143.6	$110.8	$404.3	$255.6
Comprehensive income, net of tax
Net income	$143.6	$110.8	$404.3	$255.6
Changes in cumulative translation adjustment	(19.0)	25.1	(31.3)	15.5
Changes in market value of derivative financial instruments, net of tax	12.1	(22.6)	25.0	(1.3)
Comprehensive income	$136.7	$113.3	$398.0	$269.8
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.87	$0.67	$2.46	$1.54
Discontinued operations	—	—	(0.02)	(0.01)
Basic earnings per ordinary share	$0.87	$0.67	$2.44	$1.53
Diluted
Continuing operations	$0.86	$0.66	$2.43	$1.54
Discontinued operations	—	—	(0.02)	(0.01)
Diluted earnings per ordinary share	$0.86	$0.66	$2.41	$1.53
Weighted average ordinary shares outstanding
Basic	165.7	166.1	166.0	166.6
Diluted	167.6	167.1	167.7	167.4
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$173.2	$82.1
Accounts receivable, net of allowances of $9.8 and $8.4, respectively	461.0	367.5
Inventories	504.6	420.0
Other current assets	110.7	105.5
Total current assets	1,249.5	975.1
Property, plant and equipment, net	296.8	301.2
Other assets
Goodwill	2,386.5	2,392.2
Intangibles, net	339.6	325.9
Other non-current assets	200.4	202.8
Total other assets	2,926.5	2,920.9
Total assets	$4,472.8	$4,197.2
Liabilities and Equity
Current liabilities
Accounts payable	$342.5	$245.1
Employee compensation and benefits	146.3	117.0
Other current liabilities	527.2	410.4
Total current liabilities	1,016.0	772.5
Other liabilities
Long-term debt	700.9	839.6
Pension and other post-retirement compensation and benefits	97.3	102.0
Deferred tax liabilities	95.7	107.4
Other non-current liabilities	224.8	269.4
Total liabilities	2,134.7	2,090.9
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.5 and 166.1 issued at September 30, 2021 and December 31, 2020, respectively	1.7	1.7
Additional paid-in capital	1,614.2	1,680.7
Retained earnings	935.8	631.2
Accumulated other comprehensive loss	(213.6)	(207.3)
Total equity	2,338.1	2,106.3
Total liabilities and equity	$4,472.8	$4,197.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2021	September 30, 2020
Operating activities
Net income	$404.3	$255.6
Loss from discontinued operations, net of tax	3.1	1.7
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.2)	(1.0)
Depreciation	38.3	34.4
Amortization	19.4	21.5
Deferred income taxes	(4.8)	8.5
(Gain) loss on sale of businesses	(1.4)	0.1
Share-based compensation	20.8	15.2
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(78.2)	147.3
Inventories	(76.1)	(17.7)
Other current assets	(9.6)	(13.4)
Accounts payable	79.3	(46.7)
Employee compensation and benefits	30.7	35.0
Other current liabilities	118.2	61.1
Other non-current assets and liabilities	(3.4)	(0.8)
Net cash provided by operating activities of continuing operations	540.4	500.8
Net cash used for operating activities of discontinued operations	(0.3)	(0.5)
Net cash provided by operating activities	540.1	500.3
Investing activities
Capital expenditures	(38.6)	(44.4)
Proceeds from sale of property and equipment	3.7	0.1
Proceeds from the sale of businesses, net	1.4	—
Acquisitions, net of cash acquired	(83.6)	(28.5)
Other	2.7	2.2
Net cash used for investing activities	(114.4)	(70.6)
Financing activities
Net borrowings of commercial paper and revolving long-term debt	(36.1)	(151.3)
Repayments of long-term debt	(103.8)	(74.0)
Shares issued to employees, net of shares withheld	12.7	21.1
Repurchases of ordinary shares	(100.0)	(115.2)
Dividends paid	(99.9)	(95.4)
Payments upon the maturity of cross currency swaps	(14.7)	—
Net cash used for financing activities	(341.8)	(414.8)
Effect of exchange rate changes on cash and cash equivalents	7.2	(14.8)
Change in cash and cash equivalents	91.1	0.1
Cash and cash equivalents, beginning of period	82.1	82.5
Cash and cash equivalents, end of period	$173.2	$82.6
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2020	166.1	$1.7	$1,680.7	$631.2	$(207.3)	$2,106.3
Net income	—	—	—	128.6	—	128.6
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Dividends declared, $0.20 per share	—	—	—	(33.3)	—	(33.3)
Share repurchases	(0.2)	—	(9.6)	—	—	(9.6)
Exercise of options, net of shares tendered for payment	0.1	—	5.2	—	—	5.2
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(5.3)	—	—	(5.3)
Share-based compensation	—	—	5.6	—	—	5.6
Balance - March 31, 2021	166.2	$1.7	$1,676.6	$726.5	$(211.0)	$2,193.8
Net income	—	—	—	132.1	—	132.1
Other comprehensive income, net of tax	—	—	—	—	4.3	4.3
Dividends declared, $0.20 per share	—	—	—	(33.3)	—	(33.3)
Share repurchases	(0.6)	—	(40.4)	—	—	(40.4)
Exercise of options, net of shares tendered for payment	0.3	—	5.6	—	—	5.6
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(1.5)	—	—	(1.5)
Share-based compensation	—	—	11.0	—	—	11.0
Balance - June 30, 2021	165.9	$1.7	$1,651.3	$825.3	$(206.7)	$2,271.6
Net income	—	—	—	143.6	—	143.6
Other comprehensive loss, net of tax	—	—	—	—	(6.9)	(6.9)
Dividends declared, $0.20 per share	—	—	—	(33.1)	—	(33.1)
Share repurchase	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.2	—	8.9	—	—	8.9
Shares surrendered by employees to pay taxes	—	—	(0.2)	—	—	(0.2)
Share-based compensation	—	—	4.2	—	—	4.2
Balance - September 30, 2021	165.5	$1.7	$1,614.2	$935.8	$(213.6)	$2,338.1

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	168.3	$1.7	$1,777.7	$401.0	$(226.5)	$1,953.9
Net income	—	—	—	72.7	—	72.7
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Dividends declared, $0.19 per share	—	—	—	(31.6)	—	(31.6)
Share repurchases	(3.0)	—	(115.2)	—	—	(115.2)
Exercise of options, net of shares tendered for payment	0.3	—	8.8	—	—	8.8
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.2	—	—	6.2
Balance - March 31, 2020	165.7	$1.7	$1,673.9	$442.1	$(225.2)	$1,892.5
Net income	—	—	—	72.1	—	72.1
Other comprehensive income, net of tax	—	—	—	—	10.4	10.4
Dividends declared, $0.19 per share	—	—	—	(31.7)	—	(31.7)
Exercise of options, net of shares tendered for payment	0.1	—	2.8	—	—	2.8
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	4.2	—	—	4.2
Balance - June 30, 2020	165.9	$1.7	$1,680.3	$482.5	$(214.8)	$1,949.7
Net income	—	—	—	110.8	—	110.8
Other comprehensive income, net of tax	—	—	—	—	2.5	2.5
Dividends declared, $0.19 per share	—	—	—	(31.7)	—	(31.7)
Exercise of options, net of shares tendered for payment	0.4	—	14.1	—	—	14.1
Shares surrendered by employees to pay taxes	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	4.8	—	—	4.8
Balance - September 30, 2020	166.3	$1.7	$1,698.8	$561.6	$(212.3)	$2,049.8
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
In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has had and may continue to have an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate and effectiveness of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. We may continue to experience reduced customer demand in certain parts of our business or constrained labor and/or supply that could materially and adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.

2.Revenue
We disaggregate our revenue from contracts with customers by segment, geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 15 for revenue disaggregated by segment.

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
U.S.	$669.3	$541.2	$1,895.0	$1,487.9
Western Europe	115.1	92.6	351.1	281.3
Developing (1)	123.7	108.3	349.6	303.2
Other Developed (2)	61.1	56.4	180.5	149.4
Consolidated net sales	$969.2	$798.5	$2,776.2	$2,221.8
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Residential	$628.8	$520.3	$1,800.0	$1,375.8
Commercial	178.1	126.0	488.9	391.8
Industrial	162.3	152.2	487.3	454.2
Consolidated net sales	$969.2	$798.5	$2,776.2	$2,221.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Performance obligations
On September 30, 2021, we had $72.0 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	September 30, 2021	December 31, 2020	$ Change	% Change
Contract assets	$55.2	$50.1	$5.1	10.2%
Contract liabilities	38.3	27.5	10.8	39.3%
Net contract assets	$16.9	$22.6	$(5.7)	(25.2)%

The $5.7 million decrease in net contract assets from December 31, 2020 to September 30, 2021 was primarily the result of timing of milestone payments. Approximately 75% of our contract liabilities at December 31, 2020 were recognized in revenue in the first nine months of 2021. There were no impairment losses recognized on our contract assets for the three months ended September 30, 2021.

3.Acquisitions
On September 15, 2021, as part of both of our Consumer Solutions and Industrial & Flow Technologies reporting segments, we entered into a definitive agreement to acquire Pleatco Holdings, LLC and related entities (“Pleatco”) for total consideration of approximately $255.0 million in cash, subject to customary adjustments. We completed the Pleatco acquisition on October 18, 2021.

On May 19, 2021, as part of our Consumer Solutions reporting segment, we completed the acquisition of Ken’s Beverage, Inc. for $82.8 million in cash, net of cash acquired. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $29.0 million, all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $38.0 million of definite-lived customer relationships with an estimated useful life of 22 years.

In 2020, our Consumer Solutions reporting segment completed acquisitions with purchase prices totaling $58.0 million in cash, net of cash acquired.

The pro forma impact of these acquisitions is not material.

4.Share Plans
Total share-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Restricted stock units	$2.4	$3.0	$9.4	$9.3
Stock options	0.7	0.6	2.5	2.2
Performance share units	1.1	1.2	8.9	3.7
Total share-based compensation expense	$4.2	$4.8	$20.8	$15.2

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

During the nine months ended September 30, 2021 and the year ended December 31, 2020, we initiated and continued execution of actions aimed at reducing our fixed cost structure and realigning our business associated with restructuring and the Transformation Program, including the reduction in headcount of approximately 50 and 175 employees, respectively.
Restructuring and transformation-related costs within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Nine months ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Severance and related costs	$—	$1.2	$5.1	$5.0
Transformation costs (1)	4.0	—	5.9	—
Other costs (2)	—	0.6	0.2	0.6
Total restructuring and transformation costs	$4.0	$1.8	$11.2	$5.6
(1) Transformation costs primarily consist of professional services and project management and related costs.
(2) Other costs primarily consist of asset impairment and various contract termination costs.

Restructuring and transformation costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Consumer Solutions	$0.1	$0.4	$0.8	$2.4
Industrial & Flow Technologies	(0.2)	1.1	0.3	1.7
Other	4.1	0.3	10.1	1.5
Consolidated	$4.0	$1.8	$11.2	$5.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2021:

In millions	September 30, 2021
Beginning balance	$15.2
Costs incurred	5.1
Cash payments and other	(8.0)
Ending balance	$12.3
6.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$143.6	$110.8	$404.3	$255.6
Net income from continuing operations	$143.7	$110.8	$407.4	$257.3
Weighted average ordinary shares outstanding
Basic	165.7	166.1	166.0	166.6
Dilutive impact of stock options, restricted stock units and performance share units	1.9	1.0	1.7	0.8
Diluted	167.6	167.1	167.7	167.4
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.87	$0.67	$2.46	$1.54
Discontinued operations	—	—	(0.02)	(0.01)
Basic earnings per ordinary share	$0.87	$0.67	$2.44	$1.53
Diluted
Continuing operations	$0.86	$0.66	$2.43	$1.54
Discontinued operations	—	—	(0.02)	(0.01)
Diluted earnings per ordinary share	$0.86	$0.66	$2.41	$1.53
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	—	1.6	0.1	2.2

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

In millions	September 30, 2021	December 31, 2020
Beginning balance	$8.4	$10.3
Bad debt expense (benefit) (1)	1.1	(0.5)
Acquisitions	0.6	0.1
Write-offs, net of recoveries	(0.6)	(1.6)
Other (2)	0.3	0.1
Ending balance	$9.8	$8.4
(1) The bad debt benefit for the year-ended December 31, 2020 includes the positive impact related to the adoption of ASU No. 2016-13 “Financial Instruments-Credit Losses.”
(2) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	September 30, 2021	December 31, 2020
Inventories
Raw materials and supplies	$265.4	$218.7
Work-in-process	71.2	67.2
Finished goods	168.0	134.1
Total inventories	$504.6	$420.0
Other current assets
Cost in excess of billings	$55.2	$50.1
Prepaid expenses	50.8	48.5
Prepaid income taxes	1.7	3.8
Other current assets	3.0	3.1
Total other current assets	$110.7	$105.5
Property, plant and equipment, net
Land and land improvements	$35.1	$35.9
Buildings and leasehold improvements	192.1	195.4
Machinery and equipment	601.0	589.7
Capitalized software	82.8	79.9
Construction in progress	56.2	47.8
Total property, plant and equipment	967.2	948.7
Accumulated depreciation and amortization	670.4	647.5
Total property, plant and equipment, net	$296.8	$301.2
Other non-current assets
Right-of-use lease assets	$78.6	$83.6
Deferred income taxes	27.3	27.4
Deferred compensation plan assets	24.2	22.6
Other non-current assets	70.3	69.2
Total other non-current assets	$200.4	$202.8
Other current liabilities
Dividends payable	$33.1	$33.2
Accrued warranty	43.0	37.0
Accrued rebates and incentives	209.6	122.0
Billings in excess of cost	30.7	22.5
Current lease liability	24.7	22.1
Income taxes payable	21.8	14.6
Accrued restructuring	12.3	15.2
Other current liabilities	152.0	143.8
Total other current liabilities	$527.2	$410.4
Other non-current liabilities
Long-term lease liability	$56.1	$65.1
Income taxes payable	45.0	44.8
Self-insurance liabilities	45.1	42.0
Deferred compensation plan liabilities	24.2	22.6
Foreign currency contract liabilities	26.3	69.6
Other non-current liabilities	28.1	25.3
Total other non-current liabilities	$224.8	$269.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2020	Purchase Accounting Adjustments	Acquisitions	Foreign currency translation/other	September 30, 2021
Consumer Solutions	$1,580.5	$(1.2)	$29.0	$(6.0)	$1,602.3
Industrial & Flow Technologies	811.7	—	—	(27.5)	784.2
Total goodwill	$2,392.2	$(1.2)	$29.0	$(33.5)	$2,386.5
Identifiable intangible assets consisted of the following:

	September 30, 2021			December 31, 2020
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$465.3	$(318.0)	$147.3	$435.9	$(308.1)	$127.8
Proprietary technology and patents	46.6	(31.4)	15.2	46.9	(29.4)	17.5
Total definite-life intangibles	511.9	(349.4)	162.5	482.8	(337.5)	145.3
Indefinite-life intangibles
Trade names	177.1	—	177.1	180.6	—	180.6
Total intangibles	$689.0	$(349.4)	$339.6	$663.4	$(337.5)	$325.9
Identifiable intangible asset amortization expense was $6.0 million and $6.9 million for the three months ended September 30, 2021 and 2020, respectively, and $19.4 million and $21.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2021 and the next five years is as follows:

	Q4
	2021	2022	2023	2024	2025	2026
Estimated amortization expense	$5.8	$17.6	$15.4	$14.9	$14.9	$13.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2021	Maturity Year	September 30, 2021	December 31, 2020
Revolving credit facilities	1.080%	2023	$—	$36.1
Term loans	1.006%	2023	200.0	200.0
Senior notes - fixed rate (1)	5.000%	2021	—	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(6.7)	(7.9)
Total debt			$700.9	$839.6
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of September 30, 2021 and December 31, 2020.
In 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of September 30, 2021, total availability under the Senior Credit Facility was $900.0 million.
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
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.4 million, of which there were no outstanding borrowings at September 30, 2021. Borrowings under these credit facilities bear interest at variable rates.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We have $88.3 million of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of September 30, 2021 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2021 matures on a calendar year basis as follows:

	Q4
In millions	2021	2022	2023	2024	2025	2026	Thereafter	Total
Contractual debt obligation maturities	$—	$88.3	$200.0	$—	$19.3	$—	$400.0	$707.6
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
At September 30, 2021 and December 31, 2020, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $10.6 million and $12.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At September 30, 2021 and December 31, 2020, we had outstanding cross currency swap agreements with a combined notional amount of $817.8 million and $855.1 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $8.3 million and $32.8 million at September 30, 2021 and December 31, 2020, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2021		December 31, 2020
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$200.0	$200.0	$236.1	$236.1
Fixed rate debt	507.6	572.7	611.4	695.4
Total debt	$707.6	$772.7	$847.5	$931.5
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$3.3	$—	$—	$3.3
Foreign currency contract liabilities	—	(26.3)	—	—	(26.3)
Deferred compensation plan assets	12.9	—	—	11.3	24.2
Total recurring fair value measurements	$12.9	$(23.0)	$—	$11.3	$1.2

	December 31, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(69.6)	$—	$—	$(69.6)
Deferred compensation plan assets	12.2	—	—	10.4	22.6
Total recurring fair value measurements	$12.2	$(69.6)	$—	$10.4	$(47.0)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
The effective income tax rate for the nine months ended September 30, 2021 was 14.2%, compared to 19.9% for the nine months ended September 30, 2020. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $46.7 million and $46.3 million at September 30, 2021 and December 31, 2020, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
13.Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Service cost	$0.7	$0.8	$2.1	$2.4
Interest cost	0.5	0.7	1.5	2.1
Expected return on plan assets	(0.1)	(0.2)	(0.3)	(0.6)
Net periodic benefit expense	$1.1	$1.3	$3.3	$3.9

Components of net periodic benefit expense for our other post-retirement plans for the three and nine months ended September 30, 2021 and 2020 were not material.

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

During the nine months ended September 30, 2021, we repurchased 1.4 million of our ordinary shares for $100.0 million, of which 0.8 million shares, or $50.0 million, and 0.6 million shares, or $50.0 million, were repurchased pursuant to the 2018 Authorization and the 2020 Authorization, respectively. As of September 30, 2021, we had $700.0 million available for share repurchases under the 2020 Authorization.

Dividends payable
On September 21, 2021, the Board of Directors declared a quarterly cash dividend of $0.20, payable on November 5, 2021 to shareholders of record at the close of business on October 22, 2021. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $33.1 million at September 30, 2021, compared to $33.2 million at December 31, 2020.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales
Consumer Solutions	$613.6	$470.8	$1,711.9	$1,260.8
Industrial & Flow Technologies	355.1	327.4	1,063.1	960.1
Other	0.5	0.3	1.2	0.9
Consolidated	$969.2	$798.5	$2,776.2	$2,221.8
Segment income (loss)
Consumer Solutions	$144.2	$113.8	$418.6	$295.3
Industrial & Flow Technologies	52.4	42.7	159.5	131.5
Other	(16.9)	(16.0)	(59.1)	(50.1)
Consolidated	$179.7	$140.5	$519.0	$376.7
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Segment income	$179.7	$140.5	$519.0	$376.7
Deal-related costs and expenses	(2.1)	—	(3.8)	(0.4)
Restructuring, transformation and other costs	(4.1)	(2.1)	(11.4)	(5.6)
Intangible amortization	(6.0)	(6.9)	(19.4)	(21.5)
Gain (loss) on sale of businesses	1.4	—	1.4	(0.1)
COVID-19 related costs and expenses	(0.1)	(2.6)	(0.4)	(8.3)
Legal accrual adjustments	—	—	2.4	—
Net interest expense	(2.6)	(5.4)	(11.5)	(20.0)
Other expense	(0.4)	1.7	(1.2)	0.6
Income from continuing operations before income taxes	$165.8	$125.2	$475.1	$321.4

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
Environmental matters
We have been named as defendant, target or a potentially responsible party in a number of environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of September 30, 2021 and December 31, 2020, our recorded reserves for environmental matters were not material.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The changes in the carrying amount of service and product warranties of continuing operations for the nine months ended September 30, 2021 were as follows:

In millions	September 30, 2021
Beginning balance	$37.0
Service and product warranty provision	44.6
Payments	(38.3)
Foreign currency translation	(0.3)
Ending balance	$43.0
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
As of September 30, 2021 and December 31, 2020, the outstanding value of bonds, letters of credit and bank guarantees totaled $98.5 million and $99.1 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall impact of the COVID-19 pandemic on our business; the duration and severity of the COVID-19 pandemic, the impact of virus variants and the rate and effectiveness of vaccinations; actions that may be taken by us, other businesses and governments to address or otherwise mitigate the impact of the COVID-19 pandemic, including those that may impact our ability to operate our facilities, meet production demands, and deliver products to our customers; the impacts of the COVID-19 pandemic on the global economy, our workforce, customers and suppliers, and customer demand; overall global economic and business conditions impacting our business, including the strength of housing and related markets; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions, including the Pleatco acquisition; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and transformation program; risks associated with operating foreign businesses; the impact of raw material costs, labor costs and other inflation; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-Q and our Form 10-K for the year ended December 31, 2020. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, business and industry around the world. Our industry leading and proven portfolio of solutions enables our customers to access clean, safe water, reduce water consumption, and recover and reuse it. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. For the first nine months of 2021, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 62% and 38% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:
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
On September 15, 2021, as part of both of our Consumer Solutions and Industrial & Flow Technologies reporting segments, we entered into a definitive agreement to acquire Pleatco Holdings, LLC and related entities (“Pleatco”), a manufacturer of water filtration and clean air technologies for pool, spa and industrial air customers, for total consideration of approximately $255.0 million in cash, subject to customary adjustments. We completed the Pleatco acquisition on October 18, 2021.

On May 19, 2021, as part of our Consumer Solutions reporting segment, we completed the acquisition of Ken’s Beverage, Inc. (“KBI”) for $82.8 million in cash, net of cash acquired. KBI provides beverage equipment and services to commercial customers.

COVID-19 Pandemic Update
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic continues to persist throughout the United States (“U.S.”) and the world, with the continued potential for significant impact. The COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, limits on gatherings, vaccine and mask requirements, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the economic impacts of the COVID-19 pandemic.

Our businesses generally have been and continue to be considered essential under applicable government-mandated orders which has allowed us to maintain business continuity at substantially all of our manufacturing facilities throughout the COVID-19 pandemic. While our facilities have remained operational during the first nine months of 2021, we continue to experience various degrees of manufacturing cost pressures and inefficiencies as a result of supply chain issues and, in certain businesses, increased demand. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. Further, as the COVID-19 pandemic conditions have improved and economic activity has increased, we have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. We expect the inflationary trends to continue throughout the remainder of 2021 and may continue thereafter.

Our Consumer Solutions segment delivered significant growth in the first nine months of 2021 led by continued strength in our pool and residential water treatment businesses. The high level of demand in these businesses continued as consumers invested in their homes and backyards. Demand in our commercial water treatment business improved in 2021 as the restaurant and hospitality industries reopened.

Our Industrial & Flow Technologies segment had strong growth in the first nine months of 2021 mainly driven by increased volume within our residential and irrigation flow businesses due to high demand in the residential vertical. Our commercial flow business experienced increased sales in the first nine months of 2021 due to strong demand in our water supply and water disposal product lines. Demand in our infrastructure business stabilized in the first half of 2021 and sales increased in the third quarter. In our industrial filtration business, demand is mostly driven by customer capital spending, which saw recovery begin in the second quarter and growth in the third quarter of 2021 in food and beverage while the industrial long-cycle project business had decreased sales volumes in comparison with the prior year.

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
The extent of the COVID-19 pandemic’s effect on our operational and financial performance in the future will depend on future developments, including the duration, geographic location and intensity of the pandemic, the impact of virus variants, the rate and effectiveness of vaccinations, our continued ability to manufacture and distribute our products, as well as any future actions that may be taken by governmental authorities or by us relating to the pandemic. For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see “Risk Factors - Risks Related to the COVID-19 Pandemic” included in Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K.

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
•modernizing general and administrative expenses; and
•delivering decision making speed through improved processes and analytics.

During the first nine months of 2021, we incurred transformation costs that primarily represented professional services and project management related charges. Throughout the remainder of 2021 and beyond we expect to continue to incur transformation costs that include professional services, project management and related design and execution charges, as well as costs related to both labor and non-labor restructuring and IT investments.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first nine months of 2021 and/or may impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic, the spread of increasing number of virus variants, the extent of worldwide social, political and economic disruption it may continue to cause and the distribution of vaccines to address the COVID-19 virus. The broader implications of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues and the impact of vaccines on it, the impact of virus variants, the rate and effectiveness of vaccinations, the pandemic’s effect on the demand for our products and services, our supply chain, and our manufacturing capacity, as well as the impact of governmental regulations imposed in response to the pandemic. See further discussion above under “COVID-19 Pandemic Update” for key trends and uncertainties with regard to the COVID-19 pandemic.
•During 2020 and the first nine months of 2021, we executed certain business restructuring initiatives unrelated to the COVID-19 pandemic aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2021 and to drive margin growth.
•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. We expect to implement Transformation Program initiatives and incur transformation costs throughout the remainder of 2021 and beyond.

•During the first nine months of 2021, we experienced supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue for the remainder of 2021, and which may continue thereafter and could negatively impact our results of operations.
•During the first nine months of 2021, we experienced inflationary increases of raw materials such as metals, resins and electronics, as well as increases in logistics and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue for the remainder of 2021, and which may continue thereafter and could negatively impact our results of operations.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2021 and 2020 were as follows:

	Three months ended
In millions	September 30, 2021	September 30, 2020	$ Change	% / Point Change
Net sales	$969.2	$798.5	$170.7	21.4%
Cost of goods sold	634.4	521.1	113.3	21.7%
Gross profit	334.8	277.4	57.4	20.7%
% of net sales	34.5%	34.7%		(0.2)	pts

Selling, general and administrative	145.6	130.0	15.6	12.0%
% of net sales	15.0%	16.3%		(1.3)	pts
Research and development	21.9	19.3	2.6	13.5%
% of net sales	2.3%	2.4%		(0.1)	pts

Operating income	167.3	128.1	39.2	30.6%
% of net sales	17.3%	16.0%		1.3	pts

(Gain) loss on sale of businesses	(1.4)	—	(1.4)	N.M.
Other expense (income)	0.3	(2.5)	2.8	N.M.
Net interest expense	2.6	5.4	(2.8)	(51.9)%

Income from continuing operations before income taxes	165.8	125.2	40.6	32.4%
Provision for income taxes	22.1	14.4	7.7	53.5%
Effective tax rate	13.3%	11.5%		1.8	pts
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2021 and September 30, 2020 were as follows:

	Nine months ended
In millions	September 30, 2021	September 30, 2020	$ Change	% / Point Change
Net sales	$2,776.2	$2,221.8	$554.4	25.0%
Cost of goods sold	1,785.2	1,447.7	337.5	23.3%
Gross profit	991.0	774.1	216.9	28.0%
% of net sales	35.7%	34.8%		0.9	pts

Selling, general and administrative expenses	440.4	378.6	61.8	16.3%
% of net sales	15.9%	17.0%		(1.1)	pts
Research and development expenses	64.4	55.6	8.8	15.8%
% of net sales	2.3%	2.5%		(0.2)	pts

Operating income	486.2	339.9	146.3	43.0%
% of net sales	17.5%	15.3%		2.2	pts

(Gain) loss on sale of businesses	(1.4)	0.1	(1.5)	N.M.
Other expense (income)	1.0	(1.6)	2.6	N.M.
Net interest expense	11.5	20.0	(8.5)	(42.5)%

Income from continuing operations before income taxes	475.1	321.4	153.7	47.8%
Provision for income taxes	67.7	64.1	3.6	5.6%
Effective tax rate	14.2%	19.9%		(5.7)	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
	over the prior year period	over the prior year period
Volume	11.8%	18.2%
Price	6.6	3.2
Core growth	18.4	21.4
Acquisition	2.3	1.7
Currency	0.7	1.9
Total	21.4%	25.0%
The 21.4 and 25.0 percent increases in net sales in the third quarter and first nine months, respectively, of 2021 from 2020 were primarily driven by:
•volume increase in our Consumer Solutions segment mainly driven by continued robust demand in our pool and residential water treatment businesses;
•volume increase in our Industrial & Flow Technologies segment primarily driven by strong demand across all product lines in the residential and irrigation flow businesses as well as increased demand in sustainable gas solutions and recovery in short cycle orders in our food and beverage business;
•selective increases in selling prices to mitigate a rise in inflationary costs; and
•favorable foreign currency effects compared to the third quarter and first nine months of the prior year.

Gross profit
The 0.2 percentage point decrease in gross profit as a percentage of net sales in the third quarter of 2021 from 2020 was primarily driven by:
•inflationary cost increases due to tight supply of raw materials such as metals, resins and electronics; and
•higher logistics and labor costs due to increased demand as well as factory labor wage increases.
This decrease was partially offset by:
•volume expansion in both our Consumer Solutions and Industrial & Flow Technologies segments;
•selective increases in selling prices to mitigate impacts of inflation; and
•increased productivity in both the Consumer Solutions and Industrial & Flow Technologies segments.
The 0.9 percentage point increase in gross profit as a percentage of net sales in the first nine months of 2021 from 2020 was primarily driven by:
•volume expansion in both our Consumer Solutions and Industrial & Flow Technologies segments;
•selective increases in selling prices to mitigate impacts of inflation; and
•increased productivity in both the Consumer Solutions and Industrial & Flow Technologies segments.
The increase was partially offset by:
•inflationary cost increases due to tight supply of raw materials such as metals, resins, and electronics; and
•higher logistics and labor costs due to increased demand as well as factory labor wage increases.
Selling, general and administrative expenses (“SG&A”)
The 1.3 and 1.1 percentage point decreases in SG&A as a percentage of net sales in the third quarter and first nine months, respectively, of 2021 from 2020 were primarily driven by:
•reduction in travel and entertainment, trade show and advertising expenses for the first nine months of 2021 compared to the prior year due to the COVID-19 pandemic restrictions not beginning until March of 2020;
•legal accrual reductions of $2.4 million in the first quarter of 2021;
•lower amortization on definite-lived intangible assets; and
•leverage on certain fixed costs due to the significant increase in sales year over year.
These decreases were partially offset by:
•higher employee incentive compensation due to increased sales in our Consumer Solutions and Industrial & Flow Technologies segments; and
•restructuring and transformation costs of $4.0 million and $11.2 million in the third quarter and first nine months, respectively, of 2021, compared to $1.8 million and $5.6 million in the third quarter and first nine months, respectively, of 2020.
Net interest expense
The 51.9 and 42.5 percent decreases in net interest expense in the third quarter and first nine months, respectively, of 2021 from 2020 were primarily driven by:
•strong cash flows in 2021 used to repay senior fixed notes that matured as well as reduce variable debt leading to overall lower debt levels compared to the same periods of the prior year; and
•lower interest rates on outstanding variable debt.

Provision for income taxes
The 1.8 percentage point increase in the effective tax rate in the third quarter of 2021 from 2020 was primarily driven by:
•the impact of discrete items specific to the third quarter of 2021 compared to 2020; and
•the unfavorable mix of global earnings.
The 5.7 percentage point decrease in the effective tax rate in the first nine months of 2021 from 2020 was primarily driven by:
•the unfavorable impact of discrete items, including items related to the Coronavirus Aid, Relief, and Economic Security Act, and items related to final regulations as part of the Tax Cuts and Jobs Act of 2017 that place limitations on the deductibility of certain interest expense for U.S. tax purposes that occurred during the first nine months of 2020 that did not occur in 2021.
The decrease was partially offset by:
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
Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2021	September 30, 2020	% / Point Change		September 30, 2021	September 30, 2020	% / Point Change
Net sales	$613.6	$470.8	30.3%		$1,711.9	$1,260.8	35.8%
Segment income	144.2	113.8	26.7%		418.6	295.3	41.8%
% of net sales	23.5%	24.2%	(0.7)	pts	24.5%	23.4%	1.1	pts
Net sales
The components of the change in Consumer Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
	over the prior year period	over the prior year period
Volume	18.0%	27.9%
Price	8.1	4.0
Core growth	26.1	31.9
Acquisition	4.0	3.0
Currency	0.2	0.9
Total	30.3%	35.8%
The 30.3 and 35.8 percent increases in net sales for Consumer Solutions in the third quarter and first nine months, respectively, of 2021 from 2020 were primarily driven by:
•increased sales volume in our pool business due to consumers increasing their pool use while continuing to invest in their homes and backyards as a result of the COVID-19 pandemic;
•increased sales volume in our water treatment business as residential demand remained strong in the third quarter and first nine months of 2021;

•increased sales volume in our commercial water treatment business in the third quarter and first nine months of 2021 due to improved demand in the restaurant and hospitality industries;
•increased sales due to acquisitions that occurred in the first nine months of 2021 and last quarter of 2020;
•selective increases in selling prices to mitigate impacts of inflation; and
•favorable foreign currency effects compared to the third quarter and first nine months of the prior year.
Segment income
The components of the change in Consumer Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	over the prior year period		over the prior year period
Growth/Price/Acquisition	5.9	pts	4.0	pts
Currency	(0.1)		(0.1)
Inflation	(9.2)		(5.7)
Productivity	2.7		2.9
Total	(0.7)	pts	1.1	pts
The 0.7 percentage point decrease in segment income for Consumer Solutions as a percentage of net sales in the third quarter of 2021 from 2020 was primarily driven by:
•inflationary cost increases due to high demand and tight supply of raw materials such as metals, resins and electronics along with increased logistics and labor costs; and
•higher sales rebates and employee incentive compensation expense in line with increased sales in our pool and water treatment businesses.
The decrease was partially offset by:
•selective increases in selling prices to mitigate the impacts of inflation;
•increased sales volume across all of our businesses resulting in cost leverage and favorable income drop through; and
•increased productivity.
The 1.1 percentage point increase in segment income for Consumer Solutions as a percentage of net sales in the first nine months of 2021 from 2020 was primarily driven by:
•increased sales volume in all of our businesses resulting in cost leverage and favorable income drop through;
•selective increases in selling prices to mitigate the impacts of inflation; and
•increased productivity.
The increase was partially offset by:
•inflationary cost increases due to high demand and tight supply of raw materials such as metals, resins, and electronics along with increased logistics and labor costs; and
•higher sales rebates and employee incentive compensation expense in line with increased sales in our pool and water treatment businesses.

Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2021	September 30, 2020	% / Point Change		September 30, 2021	September 30, 2020	% / Point Change
Net sales	$355.1	$327.4	8.5%		$1,063.1	$960.1	10.7%
Segment income	52.4	42.7	22.7%		159.5	131.5	21.3%
% of net sales	14.8%	13.0%	1.8	pts	15.0%	13.7%	1.3	pts
Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
	over the prior year period	over the prior year period
Volume	3.3%	5.5%
Price	4.3	2.2
Core growth	7.6	7.7
Currency	0.9	3.0
Total	8.5%	10.7%
The 8.5 and 10.7 percent increases in net sales for Industrial & Flow Technologies in the third quarter and first nine months, respectively, of 2021 from 2020 were primarily driven by:
•increased sales volume in our residential and irrigation flow businesses in the third quarter and first nine months of 2021 due to strong demand across all product lines in these businesses;
•increased sales volume in our food and beverage business in the third quarter and first nine months of 2021 due to demand in sustainable gas solutions and recovery in short cycle orders;
•selective increases in selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects in the third quarter and first nine months compared to the same periods of the prior year.
These increases were partially offset by:
•decreased sales volume in our industrial filtration business.
Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	over the prior year period		over the prior year period
Growth/Price/Acquisition	4.4	pts	2.6	pts
Currency	—		0.1
Inflation	(4.2)		(3.4)
Productivity	1.6		2.0
Total	1.8	pts	1.3	pts
The 1.8 and 1.3 percentage point increases in segment income for Industrial & Flow Technologies as a percentage of net sales in the third quarter and first nine months, respectively, of 2021 from 2020 were primarily driven by:
•increased sales volumes in our residential and irrigation flow and food and beverage businesses which resulted in increased leverage on fixed operating expenses and improved income drop through;

•selective increases in selling prices to mitigate inflationary cost increases; and
•increased productivity due to cost actions driving manufacturing efficiencies.
These increases were partially offset by:
•inflationary cost increases due to high demand and tight supply of metals and resins along with increased logistics due to supply chain constraints and labor costs due to workforce shortages; and
•increased operating expenses as a result of our continued focus on strategic growth.
BACKLOG OF ORDERS BY SEGMENT

In millions	September 30, 2021	December 31, 2020	$ Change	% Change
Consumer Solutions	$1,218.8	$459.1	$759.7	165.5%
Industrial & Flow Technologies	409.9	288.7	121.2	42.0%
Total	$1,628.7	$747.8	$880.9	117.8%
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
The increase in our backlog from December 31, 2020 to September 30, 2021 was driven by a significant increase in orders due to higher than anticipated demand in our pool business and certain of our residential and commercial businesses, coupled with continuing supply chain disruptions and labor availability challenges.
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
End-user demand for pool and certain pumping equipment has followed warm weather trends and historically has been at seasonal highs from April to August. The magnitude of the sales spike has historically been partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.
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
We completed the Pleatco acquisition on October 18, 2021 for total consideration of approximately $255.0 million in cash, subject to customary adjustments. We funded the purchase price with cash on hand and borrowings under our revolving credit facility.

Summary of Cash Flows

	Nine months ended
In millions	September 30, 2021	September 30, 2020
Net cash provided by (used for):
Operating activities of continuing operations	$540.4	$500.8
Investing activities	(114.4)	(70.6)
Financing activities	(341.8)	(414.8)
Operating activities
The $540.4 million in net cash provided by operating activities of continuing operations in the first nine months of 2021 primarily reflects $465.1 million of net income from continuing operations, net of non-cash depreciation and amortization. Additionally, the Company had a cash inflow of $64.3 million as a result of changes in net working capital, primarily the result of increased sales and demand leading to higher accrued rebates and incentives, accounts payables, accounts receivable and inventory balances.
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
Investing activities
Net cash used for investing activities in the first nine months of 2021 primarily reflects net cash paid of $82.8 million for the Ken’s Beverage, Inc. acquisition, net of cash acquired, and capital expenditures of $38.6 million.
Net cash used for investing activities in the first nine months of 2020 primarily reflects capital expenditures of $44.4 million and cash paid for acquisitions in our Consumer Solutions reporting segment of $28.5 million, net of cash acquired.
Financing activities
Net cash used for financing activities in the first nine months of 2021 primarily relates to the repayment of the 5.000% Senior Notes due in 2021 of $103.8 million, net repayments of revolving long-term debt of $36.1 million, $100.0 million of share repurchases, dividend payments of $99.9 million and payments upon the maturity of cross currency swaps of $14.7 million.

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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2021	September 30, 2020
Net cash provided by operating activities of continuing operations	$540.4	$500.8
Capital expenditures of continuing operations	(38.6)	(44.4)
Proceeds from sale of property and equipment of continuing operations	3.7	0.1
Free cash flow from continuing operations	$505.5	$456.5
Net cash used for operating activities of discontinued operations	(0.3)	(0.5)
Free cash flow	$505.2	$456.0
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Senior Credit Facility. PFSA uses the Senior Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of September 30, 2021 and December 31, 2020.
In 2020, the commercial paper market began to experience high levels of volatility due to uncertainty related to the COVID-19 pandemic. The volatility impacted both market access to and pricing of commercial paper. As a cost mitigation action, we withdrew our credit ratings to access the commercial paper market and continued to use the revolving credit facility, along with cash generated from operations, to fund our general operations. As of September 30, 2021, total availability under the Senior Credit Facility was $900.0 million.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 30, 2021, we were in compliance with all financial covenants in our debt agreements, and there was no material uncertainty about our ongoing ability to meet these covenants.

In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.4 million, of which there were no outstanding borrowings at September 30, 2021. Borrowings under these credit facilities bear interest at variable rates.

We have $88.3 million fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of September 30, 2021 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of September 30, 2021, we had $60.2 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
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
During the nine months ended September 30, 2021, we repurchased 1.4 million of our ordinary shares for $100.0 million, of which 0.8 million shares, or $50.0 million, and 0.6 million shares, or $50.0 million, were repurchased pursuant to the 2018 Authorization and 2020 Authorization, respectively. As of September 30, 2021, we had $700.0 million available for share repurchases under the 2020 Authorization.
Dividends payable
On September 21, 2021, the Board of Directors declared a quarterly cash dividend of $0.20, payable on November 5, 2021 to shareholders of record at the close of business on October 22, 2021. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $33.1 million at September 30, 2021, compared to $33.2 million at December 31, 2020.
We paid dividends in the first nine months of 2021 of $99.9 million, or $0.60 per ordinary share compared with $95.4 million, or $0.57 per ordinary share, in the prior year period.

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

The following table presents summarized financial information as of September 30, 2021 and December 31, 2020 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	September 30, 2021	December 31, 2020
Current assets (1)	$7.9	$8.2
Noncurrent assets (2)	965.5	1,040.9
Current liabilities (3)	708.5	608.3
Noncurrent liabilities (4)	1,007.1	1,283.0
(1) Includes assets due from non-guarantor subsidiaries of $7.1 million and $2.8 million as of September 30, 2021 and December 31, 2020, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $949.5 million and $1,028.5 million as of September 30, 2021 and December 31, 2020, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $662.7 million and $556.6 million as of September 30, 2021 and December 31, 2020, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $283.6 million and $495.2 million as of September 30, 2021 and December 31, 2020, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2021. For additional information refer to Item 7A of our 2020 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, contractual or regulatory disputes with suppliers, customers, authorities or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability claims; claims relating to the use or installation of our products; consumer and consumer protection matters; and employment and labor matters. Refer to “Legal Proceedings” and “Environmental Matters” within Note 16 “Commitments and Contingencies”, of the condensed consolidated financial statements included within ITEM 1 of Part I of this Form 10-Q for information regarding legal and regulatory proceedings we are involved in.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2021:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 31	27,319	$73.19	27,319	$748,000,033
August 1 - August 28	516,598	77.80	514,039	708,000,835
August 29 - September 30	103,845	77.39	103,324	700,001,084
Total	647,762		644,682
(a)The purchases in this column include no shares for the period July 1 - July 31, 2,559 shares for the period August 1 - August 28 and 521 shares for the period August 29 - September 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In May 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2018 Authorization”). The 2018 Authorization expired on May 31, 2021. On December 8, 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. The 2020 Authorization supplemented the 2018 Authorization. As of September 30, 2021, we had $700.0 million available for share repurchases under the 2020 Authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under the 2020 Authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2021

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2021 (File No. 001-11625)).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2021.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer