Form 10-K
period 2021-12-31
PENTAIR plc
filed 2022-02-22
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $67.49 per share as reported on the New York Stock Exchange on June 30, 2021 (the last business day of Registrant’s most recently completed second quarter): $11,084,021,014.
The number of shares outstanding of Registrant’s only class of common stock on December 31, 2021 was 165,098,847.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant’s definitive proxy statement for its annual general meeting to be held on May 17, 2022, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2021

PART I

ITEM 1.    BUSINESS
Unless the context otherwise indicates, references herein to “Pentair,” the “Company,” and such words as “we,” “us,” and “our” include Pentair plc and its consolidated subsidiaries.
GENERAL
At Pentair, we inspire people to move, improve and enjoy life’s essential resources for happier, healthier lives. From our residential and business water solutions, to our sustainable innovations and applications, we deliver smart, sustainable solutions for life.

Pentair strategy
Our vision is to be the leading residential and commercial water treatment company. As a company, we:
•Focus on growth in our core businesses and strategic initiatives;
•Accelerate digital, innovation, technology and environmental, social and governance (“ESG”) investments;
•Expedite growth and drive margin expansion through our transformation program;
•Utilize Win Right values and the Pentair Integrated Management System (“PIMS”) consisting of lean enterprise, growth and talent management to drive sustained and consistent performance.
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

For the fiscal year ended December 31, 2021, our pool business comprised 65% of the Consumer Solutions sales. The pool business is a leader in North American pool equipment, serving a market that is primarily replacement. The other 35% of sales were from the water treatment businesses, which sell residential and commercial components, residential systems and commercial systems.

Consumer Solutions brand names include Everpure, Ken’s Beverage, Kreepy Krauly, Pentair Water Solutions, Pleatco, RainSoft and Sta-Rite.
Customers
Consumer Solutions customers include businesses engaged in wholesale and retail distribution in the residential and commercial verticals. Customers also include end-users, consumers and original equipment manufacturers.

One customer in the Consumer Solutions’ pool business represented approximately 20% and 15% of our consolidated net sales for 2021 and 2020, respectively.
Seasonality
We have historically experienced seasonal demand with several end customers and end-users within Consumer Solutions. End-user demand for pool equipment follows warm weather trends and historically has been at seasonal highs from April to August. The magnitude of the sales spike has historically been partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts).
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
For the fiscal year ended December 31, 2021, our residential and irrigation flow businesses comprised 45% of the Industrial & Flow Technologies sales. The residential and irrigation flow businesses sell pumps focused on residential and agriculture. Another 25% of sales were from the commercial & infrastructure flow businesses, which sell larger pumps focused on fire suppression, waste water and flood control. The remaining 30% of sales were from the industrial filtration business, comprised of applications focused on industrial process filtration and sustainable gas.
Industrial & Flow Technologies brand names include Pentair, Aurora, Berkeley, Codeline, Fairbanks-Nijhuis, Haffmans, Hydromatic, Hypro, Jung Pumpen, Myers, Sta-Rite, Shurflo, Südmo and X-Flow.
Customers
Industrial & Flow Technologies customers include businesses engaged with end users, and wholesale and retail distribution in the residential, commercial, food & beverage and industrial verticals.
Seasonality
We have historically experienced increased demand for residential water supply and irrigation pumps following weather trends, which historically has been at seasonal highs from April to August. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts.
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

INFORMATION REGARDING ALL REPORTABLE SEGMENTS
Research and development
We conduct research and development activities primarily in our own facilities. These efforts consist mostly of the development of new products, product applications and manufacturing processes.
Raw materials
The principal materials we use in manufacturing our products are mild steel, stainless steel, electronic components (including motors), plastics (resins, fiberglass, epoxies), copper and paint (powder and liquid). In addition to the purchase of raw materials, we purchase some finished goods for distribution for resale.

We purchase the materials we use in various manufacturing processes on the open market, and the majority are available through multiple sources. Supplier capabilities were stressed in 2021 compared to previous years as a result of the unstable situation brought on by the novel coronavirus 2019 (“COVID-19”) pandemic, reduced labor availability and the shortage of electronic components and other raw materials. We have certain long-term commitments, principally price commitments, for the purchase of various component parts and raw materials and continue to work with our suppliers to maintain delivery continuity. Alternate sources of supply are available for most materials and we believe that the termination of any of these commitments would not have a material adverse effect on our financial position, results of operations or cash flows.
Certain commodities, such as metals and resins, are subject to commodity market and duty-driven price fluctuations. We manage these fluctuations through several mechanisms, including long-term agreements with price adjustment clauses for significant commodity market movements in certain circumstances. Prices for raw materials, such as metals, resins and electronics, may trend higher in the near future due to the existing inflationary market trends.
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
As of December 31, 2021, we had approximately 11,250 employees worldwide, of which approximately 57% are located in the U.S. A small portion of our U.S. employees are unionized, while outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a union, works council or employee association.
Employee engagement and development
Engaging our employees and developing their careers is important to our long-term success and ties directly to our Win Right culture and values. We engage with our employees and gather feedback about our employee programs, practices and policies through various approaches that include: town hall meetings where Pentair leaders share strategies and perspectives; quarterly leadership webcasts to help ensure our results and expectations are clearly communicated; an annual global leadership meeting to help drive growth and productivity initiatives and share best practices; employee surveys; and a feedback feature on our employee intranet.
Training and development
To support employees in their career journey, we have developed and shared through our employee intranet a number of tools and resources. These resources include: live training sessions; on-demand eLearning and virtual classrooms; and downloadable materials. Additionally, our annual talent management process allows employees to build development plans with their leaders to develop their careers.
Our talent development efforts span across all levels of our organization, including our campus Leadership Development Program, a 36-month program in which future leaders participate in rotations intended to develop their capabilities through organization-wide exposure, and our Growth Manager development programs that prepare our new and experienced managers to be more effective and inclusive leaders at Pentair.
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

Our statistics are a measure of our performance, and we are committed to advancing a diverse workplace. The following sets forth information regarding the diversity of our workforce as of December 31, 2021:

	Percent of workforce	Percent of leadership roles (3)
Minorities (1)	43.3%	26.0%
Women (2)	32.4%	30.6%
(1) Inclusive of the following racial minority groups: Black/African American, Hispanic/Latino, American Indian/Alaskan Native, Asian,
    Native Hawaiian/Other Pacific Islander. Data for U.S. employee population only.

(2) Global data.
(3) Leadership roles are those of employees who are director level and above.
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
In light of the ongoing COVID-19 pandemic, we maintain our commitment to protect the health and safety of our employees by continuing our enhanced safety protocols for those on-site at our manufacturing facilities, for those who provide manufacturing-support activities, and for those working in office environments. In addition, we have maintained flexibility for employees who do not need to be physically present at our facilities and sites to perform their job responsibilities remotely and essential business travel has generally remained the main travel activity.
Compensation and benefits
In the U.S., all non-union full-time employees are eligible to receive the following benefits: short-term and long-term disability insurance; flexible and health savings accounts and wellness programs; health insurance (medical, pharmacy, dental); eight weeks paid parental leave for birth, adoptive and foster parents; two weeks paid caregiver leave; legal services; retirement benefits; stock ownership; tuition reimbursement; holidays; vacation and sick time. Union employee benefits vary by contract.
ESG Activities
As a leading provider of water treatment and sustainable solutions and with a foundation of Win Right values, we recognize that the work we do and the products and services we provide improve lives and the environment around the world. Pentair strives to be a positive influence on the social and environmental issues of today. As we progress, we are committed to building on our Win Right values and culture by further contributing to the development of a sustainable and responsible society that we believe will also drive our future growth. We are focused on further integrating our ESG goals throughout our business by creating broad accountability for our social responsibility strategy and creating shared commitments and targets. In 2020, Pentair completed a formal ESG assessment to identify ESG topics of importance to our shareholders, customers, suppliers, employees and communities. Through engagement with these stakeholders, internal business leaders and subject matter experts, we identified ESG goals, which ultimately culminated into Pentair’s Social Responsibility Targets, which we announced in 2021.
Annually, we publish a corporate responsibility report on our ESG activities and accomplishments, which can be found on our corporate website, and which is not incorporated by reference into this Annual Report on Form 10-K. In addition, we have established a formal social responsibility program to further advance our social responsibility goals.
Environmental Matters
See ITEM 1A “Risk Factors - We are exposed to potential environmental laws, liabilities and litigation.”

Captive insurance subsidiary
A portion of our property and casualty insurance program is insured through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Penwald liabilities and those of certain non-U.S. operations, are established.
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
In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and you may access any materials we file with the SEC through their website at www.sec.gov.
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
Risks Relating to Our Business

The COVID-19 pandemic may have a material negative impact on our business, financial condition, results of operations and cash flows.
Our business and financial results have been and may continue to be negatively impacted by the COVID-19 pandemic and its repercussions. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. In 2021 and 2020, the COVID-19 pandemic significantly impacted economic activity and markets around the world and our business, and it may negatively impact our business in numerous ways, including but not limited to those outlined below:
•Deteriorating economic and political conditions caused by the COVID-19 pandemic, such as increased unemployment, decreases in capital spending, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products.
•Due to the impacts of the COVID-19 pandemic, we have experienced and may continue to experience reductions in customer demand for certain products and in certain end-markets.
•Our workforce may be unable or unwilling to work on-site or travel as a result of the continuing pandemic and related vaccine requirements, event cancellations, facility closures, shelter-in-place, travel and other restrictions and changes in industry practice, or if they, their co-workers or their family members become ill or otherwise require care arrangements. Regulations for vaccines and COVID-19 testing have been announced and additional regulations may be announced in the jurisdictions in which our businesses operate. Implementation of new regulations for vaccines may result in attrition of professional and skilled labor and impact our ability to attract and retain talent necessary for our business operations. These measures also may impact our ability to meet production demands or requests and may delay our new product introductions depending on employee attendance or ability to continue to work. In addition, we have experienced disruptions at some of our facilities with higher absenteeism due to the COVID-19 pandemic.
•If the COVID-19 pandemic continues and economic conditions worsen, we may experience additional adverse impacts on our operational and commercial activities, customer orders and our collections of accounts receivable, which could be material, and it remains uncertain the impact on future operational and commercial activities, customer orders, and collections even if economic conditions improve.

•Government or regulatory responses to the COVID-19 pandemic have and may continue to negatively impact our business. During 2021 and 2020, mandatory lockdowns or other restrictions on operations in some countries temporarily disrupted our ability to manufacture or distribute our products in some of these markets. A reoccurrence of these disruptions could materially adversely impact our operations and results. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose increased vaccine or testing requirements, prolong quarantines and further restrict travel and business activity, and other related supply chain delays may develop, which could significantly impact our ability to support our operations and customers, meet demand, develop new products, ship our backlog and also impact the ability of our employees to get to their workplaces to produce products and services, or significantly hamper our products from moving through the supply chain.
•The impacts of the COVID-19 pandemic may limit our ability to reduce our overall operating costs. We have experienced increased costs relating to our efforts to mitigate the impact of the COVID-19 pandemic through, among other things, our continued measures taken to protect our employees’ health and well-being.
•The increase in demand as the COVID-19 pandemic has stabilized or waned has disrupted and is expected to continue to disrupt our operations, global supply chain and routes to market and/or those of our suppliers and/or their suppliers. These disruptions or our failure to effectively respond to them have increased and may continue to increase product, logistics or labor costs, limit availability of raw materials or cause delays in delivering our backlog or may cause an inability to deliver products to our customers or meet customer demand.
•While we have experienced high demand in our pool business as consumers have spent more time at home as a result of the COVID-19 pandemic that contributed to growth in our sales during 2021 and 2020, such growth may not be sustainable and may not be repeated in future periods. Furthermore, even if growth in demand continues, we may not be able to meet that demand due to supply, production, capacity, and/or labor challenges.
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
We may not be able to predict or respond to all impacts of the COVID-19 pandemic on a timely basis to prevent near- or long-term adverse impacts to our results. Due to the speed with which the COVID-19 situation continues to develop, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and severity and ultimate impact, actions taken by parties other than us to respond to the pandemic and the impact of virus variants and the effectiveness of vaccines to address the COVID-19 virus and variants; therefore, any negative impact on our business, financial condition (including without limitation our liquidity), results of operations and cash flows cannot be reasonably estimated at this time, but the COVID-19 pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material. The foregoing and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described below and any of these impacts could materially adversely affect our business, financial condition, results of operations and cash flows.
General global economic and business conditions affect demand for our products.
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial, commercial, and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and results of operations due to economic and business cycles. In particular, during 2021, we had higher than anticipated demand in our pool business and certain of our residential and commercial businesses. Such demand may not be sustainable and may not be repeated in future periods. Important factors for our businesses and the businesses of our customers include the overall strength of the global economy and various regional economies and our customers’ confidence in these economies, industrial and governmental capital spending, the strength of residential and commercial real estate markets, residential housing markets, the commercial business climate, unemployment rates, availability of consumer and commercial financing, interest rates, inflation rates, and energy and commodity prices. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, regional and local companies, diversified and pure-play companies, and lower cost manufacturers. Competition may also result from new entrants into the markets we serve offering products and/or services that compete with ours. We compete based on technical expertise, intellectual property, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms, service offerings, customer experience and service, and price. Some of our competitors attempt to compete based primarily on price, localized expertise and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns, average selling prices tend to decrease as market participants compete more aggressively on price. Moreover, demand for our products, which impacts profit margins, is affected by changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, adoption of new technology and connected products, and changes in customers’ preferences for our products, including the success of products offered by our competitors. Customer purchasing behavior may also shift by product mix in the market or result in a shift to new distribution channels, including e-commerce, which is a rapidly developing area. If we are unable to continue to differentiate our products, services and solutions or adapt to changes in customer purchasing behavior or shifts in distribution channels, or if we are forced to change prices or to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
It may be difficult for us to integrate acquired businesses efficiently into our business operations. Any acquisitions or investments may not be successful or realize the intended benefits and may ultimately result in impairment charges or have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not achieve some or all of the expected benefits of our business initiatives.
During 2021, 2020 and 2019, we initiated and continued execution of certain business initiatives aimed at reducing our fixed cost structure and realigning our business. During 2021, we also launched and committed resources to a program designed to accelerate growth and drive margin expansion through transformation of our business model to drive operational excellence, reduce complexity and streamline our processes. As a result, we have incurred and expect to continue to incur in the future substantial expense, including transformation costs that include professional services, project management and related design and execution charges, as well as costs related to both labor and non-labor restructuring and IT investments, and restructuring charges. We may not be able to achieve accelerated growth and margin expansion or operating efficiencies to reduce costs or realize benefits that we anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may experience cost and other inflation.
During 2021, we experienced inflationary cost increases of raw materials, such as metals, resins and electronics (including drives and motors), as well as increases in logistics and labor costs, and we expect inflationary cost increases to continue in 2022. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials (especially metals, resins and electronics), logistics, energy and other costs including wages, pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impacts of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity and we anticipate inflation to continue with respect to materials (especially resins, copper, steel, stainless steel and electronics) as well as labor and logistics. Continued cost inflation or failure of our initiatives to increase prices, generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interruption of our supply chain could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
During 2021, we experienced supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue in 2022. Any material interruption in our supply chain, such as material interruption of the supply of raw materials and components due to the casualty loss of any of our manufacturing plants, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, unexpected delays in shipping or processing through customs of goods, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, or other unexpected or uncontrollable events that cause a material interruption in our supply chain such as pandemics, social or labor unrest, natural disasters or political disputes and military conflicts, could negatively affect our ability to produce or deliver our products and have a negative material impact on our business and our profitability. Additionally, our raw materials and components are sourced from a wide variety of domestic and international business partners. We rely on these suppliers to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner may be a challenge, especially with respect to raw materials and components sourced from outside the U.S. and from countries or regions with diminished infrastructure, developing or failing economies or which are experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers. A supplier's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. In addition, our competitors may be less reliant on third party suppliers than we are, which may give such competitors more control over their supply chain and lead times for manufacturing products. These issues could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political, regulatory, economic, trade, and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2021 accounted for 32% of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in, and purchasing from, numerous countries. These risks include:
•changes in general economic and political conditions in countries where we operate, particularly in emerging markets;
•relatively more severe economic conditions in some international markets than in the U.S.;
•the imposition of sanctions, tariffs, duties, exchange controls, currency restrictions or other trade restrictions;
•changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;
•the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;

•the difficulty of communicating and monitoring evolving standards and directives across our product lines, services, and global facilities;
•the difficulty of ensuring that our products, services and supply chains meet ever-changing regional regulations and requirements;
•trade protection measures and import or export licensing requirements and restrictions;
•the possibility of terrorist action affecting us or our operations;
•the threat of nationalization and expropriation;
•changes due to nationalist consumer sentiment;
•the difficulty in staffing and managing widespread operations in non-U.S. labor markets;
•limitations on repatriation of earnings or other regionally-imposed capital requirements;
•the difficulty of protecting intellectual property in non-U.S. countries; and
•changes in and required compliance with a variety of non-U.S. laws and regulations, some of which may be incompatible.
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
As a result of changes to U.S. or foreign government administrative policy, there may be changes to existing trade agreements; greater restrictions on free trade generally; significant increases in tariffs on goods including those imported into the U.S., particularly tariffs on products manufactured in Mexico, China, or other countries where we purchase, have operations or manufacture or sell products; prohibitions or restrictions on doing business with certain entities, including those with certain relationships with China; and adverse responses by foreign governments to U.S. trade policy, among other possible changes. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs or international trade agreements and policies. A trade war; other governmental action related to tariffs or international trade agreements; changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase, have operations or manufacture and sell products; and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Intellectual property challenges may hinder our ability to develop, engineer and market our products.
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Furthermore, our business strategy also includes expanding our smart products and Internet of Things offerings and there are many other companies that hold patents in this space. Over the past few years, we have noticed an increasing tendency for participants in our markets, including competitors, to use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring, enforcing and defending our intellectual property rights, and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2021 our goodwill and intangible assets were $2,933 million and represented 62% of our total assets. Declines in fair market value could result in future goodwill and intangible asset impairment charges.

A loss of, or material cancellation, reduction, or delay in purchases by or delivery of products to, one or more of our largest customers could harm our business.
Our net sales to our largest customer represented approximately 20% of our consolidated net sales in 2021. While we do not have any other customers that accounted for 10% or more of our consolidated net sales in 2021, we have other customers that are key to the success of our business. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Our customers also may be impacted by economic conditions in the industries of those customers, which could result in reduced demand for or a delay in purchases of our products. In addition, our customers may cancel orders for purchases of our products or may not order products at rates consistent with past order levels. In addition, we may not be able to timely deliver products to our largest customers due to supply chain interruptions or otherwise. We cannot provide assurance that we will be able to retain our largest customers. In addition, some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material cancellation, reduction, or delay in purchases by or delivery of products to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We experience seasonal demand with end-customers and end-users within each of our business segments. Demand for pool equipment in the pool business within the Consumer Solutions segment and residential water supply, infrastructure and agricultural products in the businesses within the Industrial & Flow Technologies segment follows warm weather trends and is at seasonal highs from April to August. While historically we have attempted to mitigate the magnitude of the sales spike in the pool business and in the businesses within the Industrial & Flow Technologies segment by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts), we cannot provide any assurance that should we use such programs in the future they will be successful. In addition, seasonal effects in the pool business and in the businesses within the Industrial & Flow Technologies segment may vary from year to year and be impacted by weather patterns, particularly by temperature, heavy flooding and droughts. Moreover, adverse weather conditions, such as cold or wet weather, may negatively impact demand for, and sales of, pool equipment in the pool business and residential water supply, commercial, infrastructure and agricultural products in the businesses within the Industrial & Flow Technologies segment.

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
•the potential for increased scope of liability relating to our consumer products, services and solutions and related business model, including increased exposure to consumer lawsuits and enforcement actions by governmental authorities;
•increased costs of liability insurance to cover risks associated with performing installation and other services;
•the cyber-security and data protection risks related to the collection and storage of consumer data;
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
Sales outside of the U.S. for the year ended December 31, 2021 accounted for 32% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.

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
As of December 31, 2021, we had $894.1 million of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.

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
Our failure to satisfy international trade compliance regulations, and changes in U.S. government and other applicable sanctions, could have a material adverse effect on us.
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
We are subject to U.S. federal, state, local and non-U.S. laws and regulations governing our environmental practices, public and worker health and safety, and the indoor and outdoor environment. Compliance with these environmental, health and safety regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Any violations of these laws by us could cause us to incur unanticipated liabilities. We are also required to comply with various environmental laws and maintain permits, many of which are subject to renewal from time to time, for many of our businesses, and we could suffer if we are unable to renew existing permits or to obtain any additional permits that may be required. Compliance with environmental requirements also could require significant operating or capital expenditures or result in significant operational restrictions. We cannot provide assurance that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators.

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
Our subsidiaries are party to asbestos-related litigation that could adversely affect our financial condition, results of operations and cash flows.
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials, substantially all of which relate to our discontinued operations. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. In addition, some cases brought against us involve the presence of asbestos at facilities that we own or used to own. Each case typically names a large number of product manufacturers, service providers and premises owners. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and settling claims before trial only where appropriate. As of December 31, 2021, there were approximately 670 claims pending against our subsidiaries, substantially all of which relate to our discontinued operations. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future, and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows. In addition, while most of the asbestos claims against us are covered by liability insurance policies from many years ago, not all claims are insured. As our insurers resolve claims relating to past policy periods, the aggregate coverage provided by those policies erodes. If we exhaust our coverage under those policies, we will be exposed to potential uninsured losses.

Failure to comply with the broad range of standards, laws and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs and liabilities.
Both our products and the operation of our manufacturing facilities are subject to certain statutory and regulatory requirements. These laws and regulations impose on us increasingly complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding (among other things) product efficiency and performance, material makeup, air quality and emissions, and wastewater discharges; the use, handling, and disposal of hazardous or toxic materials; remediation of environmental contamination; and working conditions for and compensation of our employees. We may also be affected by future standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, corporate social responsibility, or similar concerns. These standards, laws, or regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares.

We are exposed to certain regulatory, financial and other risks related to climate change and other sustainability matters.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and in February 2021 the U.S. rejoined the Paris Accord, and these and other existing or potential international initiatives and regulations could affect our international operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. As customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of our products or operations, customers may choose more energy efficient or sustainable alternatives. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. We may also be subject to consumer lawsuits or enforcement actions by governmental authorities if our ESG claims relating to product marketing are inaccurate. It is uncertain what laws will be enacted and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.

In addition, as part of our strategy regarding environmental, climate change and sustainability matters, we have set and may set additional targets aimed at reducing our impact on the environment and climate change and/or targets relating to other sustainability matters. It is possible that we may not be able to achieve such targets or our desired impact, which may cause us to suffer from reputational damage or our business or financial condition could be adversely affected. It is also possible that actions we take to achieve our strategy or targets could result in increased costs to our operations. In addition, investors and stakeholders are increasingly focused on ESG matters, and as stakeholder ESG expectations and standards are evolving, our failure to sufficiently respond to these evolving standards and expectations may cause us to suffer from reputational damage and our business or financial condition could be adversely affected.
Increased information technology security threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. As our business increasingly interfaces with employees, customers, dealers and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into smart products, Internet of Things, business-to-consumer, and e-commerce subjects us to increased cyber and technology risks. The secure operation of our information technology systems and networks is critical to our business operations and strategy. Information technology security threats from user error to attacks designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats may increase our costs. We have experienced cybersecurity incidents, and, although we have determined such cybersecurity incidents to be immaterial and such incidents have not had a material adverse effect on our financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed in the theft of assets, exporting sensitive data or financial information or controlling sensitive systems or networks, it could expose us and our employees, customers, dealers and suppliers to the theft of assets, misuse of information or systems, compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such cybersecurity incidents could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.
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
We are currently, and may in the future, become subject to litigation and other claims. These legal proceedings are typically claims that relate to our products or services or to the conduct of our business and include, without limitation, claims relating to commercial regulatory or contractual disputes with suppliers, authorities, customers or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability; the use or installation of our products; consumer protection matters; and employment and labor matters. The outcome of such legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us. We also may not have insurance that covers such claims. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on acceptable terms, and this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims and must satisfy deductibles on other insured claims. Further, some of our business involves the sale of our products to customers that are constructing large and complex systems, facilities or other capital projects, and while we generally try to limit our exposure to liquidated damages, consequential damages and other potential damages in the contracts for these projects, we could be exposed to significant monetary damages and other liabilities in connection with the sale of our products for these projects for a variety of reasons. In addition, some of our businesses, customers, and dealers are subject to various laws and regulations regarding consumer protection and advertising and sales practices, and we have been named, and may be named in the future, as a defendant in litigation, some of which are or may be class action complaints, arising from alleged violation of these laws and regulations. In addition, our indemnification obligations relating to the purchase or sale of businesses could result in litigation or claims of unknown amounts. Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
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

Irish law differs from the laws in effect in the United States, which may negatively impact our ability to issue ordinary shares.
Under Irish law, we must have authority from our shareholders to issue any ordinary shares, including shares that are part of our authorized but unissued share capital. In addition, unless otherwise authorized by its shareholders, when an Irish company issues shares for cash to new shareholders, it is required first to offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis. If we are unable to obtain these authorizations from our shareholders, or are otherwise limited by the terms of our authorizations, our ability to issue ordinary shares under our equity compensation plans and, if applicable, to facilitate funding acquisitions or otherwise raise capital could be adversely affected.
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
Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices. The following is a summary of our principal properties as of December 31, 2021, including manufacturing, distribution, sales offices and service centers:

		No. of Facilities
	Location	Manufacturing	Distribution	Sales and Corporate Offices	Service Centers
Consumer Solutions	U.S. and 6 foreign countries	17	23	18	25
Industrial & Flow Technologies	U.S. and 15 foreign countries	18	12	7	10
Corporate	U.S. and 3 foreign countries	—	—	5	—
Total		35	35	30	35
We believe that our production facilities, as well as the related machinery and equipment, are well maintained and suitable for their purpose and are adequate to support our businesses.
ITEM 3.  LEGAL PROCEEDINGS
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, regulatory or contractual disputes with suppliers, customers, authorities or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability; the use or installation of our products; consumer matters; and employment and labor matters. Refer to “Legal proceedings” and “Environmental matters” within Note 15 “Commitments and Contingencies”, of the consolidated financial statements included in ITEM 8 of Part II of this Form 10-K for information regarding legal and regulatory proceedings we are involved in. In addition, see Item 1A “Risk Factors - Our subsidiaries are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows” related to asbestos matters.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
John L. Stauch	57	President and Chief Executive Officer since 2018; Executive Vice President and Chief Financial Officer 2007 - 2018; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc. 2005 - 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc. 2004 - 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc. 2002 - 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., 2000 - 2002.
Adrian C. Chiu	43
Executive Vice President, Chief Human Resources Officer and Chief Transformation Officer since 2021; Vice President of Total Rewards and Human Resources Information Systems 2018 – 2021; Vice President and Project Management Office Leader for the separation of nVent plc (Pentair’s former electrical business) 2017 – 2018; Vice President of Human Resources Technology, Operations, and Equity Compensation 2016 – 2018; Senior Director of Human Resources Technology and Services 2011 – 2016; Various consulting positions of increasing responsibility at IBM Global Business Services 2000 – 2011.

Mario R. D’Ovidio	52	Executive Vice President and President, Consumer Solutions since 2020; Senior Vice President of Sales and Ownership Solutions - North America of Electrolux AB (a manufacturer of large and small household appliances) 2017 – 2020; Global Vice President Sales and Service – Husqvarna AB (a manufacturer of innovative outdoor power products) 2016 – 2017; Vice President Global Product Management and Development of Husqvarna AB 2014 – 2016.
Robert P. Fishman	58	Executive Vice President, Chief Financial Officer and Chief Accounting Officer since 2020; Executive Vice President and Chief Financial Officer of NCR Corporation (a global provider of omni-channel technology solutions) 2016 - 2018; Senior Vice President and Chief Financial Officer of NCR Corporation 2010 - 2016; Vice President and Corporate Controller of NCR Corporation 2007 - 2009.
Jerome O. Pedretti	51	Executive Vice President and President, Industrial & Flow Technologies since 2020. Senior Vice President of Pentair’s former Aquatic Systems reporting segment 2016 - 2019; Vice President of Pentair’s former Valves & Controls business 2014 - 2016; Vice President Growth Strategy 2010 - 2014; Various business leadership positions of Pentair 2005 - 2014; Consultant at Bain & Co 2002 - 2005.
Stephen J. Pilla	58
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

Karla C. Robertson	51	Executive Vice President, General Counsel, Secretary and Chief Social Responsibility Officer since 2020; Executive Vice President, General Counsel and Secretary 2018-2020; General Counsel, Water segment 2017 - 2018; Executive Vice President, General Counsel and Corporate Secretary of SUPERVALU Inc. (a wholesaler and retailer of grocery products) 2013 - 2017; Vice President, Employment, Compensation and Benefits Law of SUPERVALU Inc. 2012 - 2013; Director, Employment Law of SUPERVALU Inc. 2011 - 2012; Senior Counsel, Employment Law of SUPERVALU Inc. 2009 - 2011; Senior Employee Relations Counsel of Target Corporation 2006 - 2008; Associate, Faegre & Benson LLP 2000 - 2005; Judicial Clerk, United States District Court for the Southern District of Iowa 1998 - 2000.
Philip M. Rolchigo	60	Executive Vice President and Chief Technology Officer since 2018; Chief Technology Officer 2017 - 2018; Vice President of Technology 2015 - 2017; Vice President of Engineering 2007 - 2015; Business Development Director of Water Technologies business of GE Global Research Center 2006 - 2007; Director of Technology of GE Water & Process Technologies 2003 - 2006; Chief Technology Officer of Osmonics 2000 - 2003; Vice President of Research & Development of Osmonics 1998 - 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PNR.” As of December 31, 2021, there were 13,318 shareholders of record.
Pentair has paid 184 consecutive quarterly cash dividends, including most recently a dividend of $0.20 per share in the fourth quarter of 2021. On December 7, 2021, Pentair’s Board of Directors approved a 5 percent increase in the Company’s regular quarterly cash dividend rate (from $0.20 per share to $0.21 per share) that was paid on February 4, 2022 to shareholders of record at the close of business on January 21, 2022. 2022 marks the 46th consecutive year that Pentair has increased its dividend.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2016 and the reinvestment of all dividends since that date to December 31, 2021. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

	Base Period December	INDEXED RETURNS Years ended December 31
Company / Index	2016	2017	2018	2019	2020	2021
Pentair plc	$100	$128.67	$104.40	$129.12	$152.22	$211.96
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
S&P 500 Industrials Index	100	122.56	118.83	156.82	193.16	247.04
Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2021:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 30	107,831	$74.43	107,458	$692,001,253
October 31 – November 27	502,229	75.78	501,279	654,002,042
November 28 – December 31	63,539	75.59	52,595	650,002,158
Total	673,599		661,332
(a)The purchases in this column include 373 shares for the period October 1 – October 30, 950 shares for the period October 31 – November 27, and 10,944 shares for the period November 28 – December 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
(b)The average price paid in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted and performance shares.
(c)The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to a maximum dollar limit authorized by the Board of Directors, discussed below.
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. We have $650.0 million remaining availability for repurchases under the 2020 Authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall impact of the COVID-19 pandemic on our business; the duration and severity of the COVID-19 pandemic, the impact of virus variants and the effectiveness of vaccinations; actions that may be taken by us, other businesses and governments to address or otherwise mitigate the impact of the COVID-19 pandemic, including those that may impact our ability to operate our facilities, meet production demands, and deliver products to our customers; the impacts of the COVID-19 pandemic on the global economy, our workforce, customers and suppliers, and customer demand; overall global economic and business conditions impacting our business, including the strength of housing and related markets; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and transformation program; risks associated with operating foreign businesses; the impact of raw material, logistics and labor costs and other inflation; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and ESG goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a pure play water industrial manufacturing company comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2021, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 62% and 38% of total revenues, respectively.

Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the “U.K.”) and therefore have our tax residency in the U.K.

On October 18, 2021, as part of both of our Consumer Solutions and Industrial & Flow Technologies reporting segments, we completed the acquisition of Pleatco Holdings, LLC and related entities (“Pleatco”) for $254.6 million in cash, net of cash acquired. Pleatco manufactures water filtration and clean air technologies for pool, spa and industrial air customers.

On May 19, 2021, as part of our Consumer Solutions reporting segment, we completed the acquisition of Ken’s Beverage, Inc. (“KBI”) for $83.1 million in cash, net of cash acquired. KBI provides beverage equipment and services to commercial customers.

COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic continues to persist throughout the U.S. and the world, with the continued potential for significant impact. The COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, business curtailments, limits on gatherings, vaccine and mask requirements, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the economic impacts of the COVID-19 pandemic.

Our businesses generally have been and continue to be considered essential under applicable government-mandated orders which has allowed us substantially to maintain business continuity at substantially all of our manufacturing facilities throughout the COVID-19 pandemic. While our facilities substantially remained operational during 2021, we continue to experience various degrees of manufacturing cost pressures and inefficiencies as a result of supply chain issues and, in certain businesses, increased demand. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. Further, as the COVID-19 pandemic conditions have improved and economic activity has increased, we have experienced supply chain challenges, including availability of materials, increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. We expect the inflationary trends to continue in 2022.

In light of the ongoing COVID-19 pandemic, we maintain our commitment to protect the health and safety of our employees by continuing our enhanced safety protocols for those on-site at our manufacturing facilities, for those who provide manufacturing-support activities, and for those working in office environments. In addition, we have maintained flexibility for employees who do not need to be physically present at our facilities and sites to perform their job responsibilities remotely and essential business travel has generally remained the main travel activity.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance in the future will depend on future developments, including the duration, geographic location and intensity of the pandemic, the impact of virus variants, the effectiveness of vaccinations, our continued ability to manufacture and distribute our products, as well as any future actions that may be taken by governmental authorities or by us relating to the pandemic. For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see Part I—ITEM 1A, “Risk Factors,” included herein.
Transformation Program
During 2021, we launched and committed resources to a program designed to accelerate growth and drive margin expansion through transformation across our businesses to elevate our capabilities, reduce complexity and streamline our processes (the “Transformation Program”). The Transformation Program is structured in multiple phases and is expected to empower us to work more efficiently and optimize our business to better serve our customers while meeting our financial objectives.

We are targeting at least 300 basis points of margin expansion by 2025 through:
•reducing business, product, and organizational complexity;
•elevating our proficiency in pricing, sourcing and operations effectiveness;
•delivering decision making speed through organizational clarity and improved processes;
•developing a future state digital enterprise; and
•modernizing general and administrative capabilities.

During 2021, we incurred transformation costs that primarily represented professional services and project management related charges. In 2022, we expect to continue to incur transformation costs that include professional services, project management and related design and execution charges, as well as costs related to both labor and non-labor restructuring and IT investments.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2021, and are reasonably likely to impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic, the spread of increasing number of virus variants, the extent of worldwide social, political and economic disruption it may continue to cause and the distribution and effectiveness of vaccines to address the COVID-19 virus. The broader implications of the COVID-19 pandemic that are reasonably likely to impact our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues and the impact of vaccines on it, the impact of virus variants, the effectiveness of vaccinations, the pandemic’s effect on the demand for our products and services, our supply chain, and our manufacturing capacity, as well as the impact of governmental regulations imposed in response to the pandemic. See further discussion above under “COVID-19 Pandemic” for key trends and uncertainties with regard to the COVID-19 pandemic.
•We executed certain business restructuring initiatives unrelated to the COVID-19 pandemic aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue into 2022 and to drive margin growth.
•We created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. We expect to implement Transformation Program initiatives and incur transformation costs in 2022 and beyond.

•We experienced supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue in 2022, and which may continue thereafter and could negatively impact our results of operations.
•We experienced inflationary increases of raw materials such as metals, resins and electronics (including drives and motors), as well as increases in logistics and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue in 2022, and which may continue thereafter and could negatively impact our results of operations.
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
In 2022, our operating objectives remain to focus on delivering our core while continuing to build out our future. We expect to execute these objectives by:
•Delivering revenue growth in our core businesses;
•Delivering income and cash by managing price/cost inflation, prioritization of growth investments and addressing the cost structures as necessary;
•Continued focus on capital allocation through:
◦Commitment to maintain our investment grade rating;
◦Return cash to shareholders through dividends and share repurchases; and
◦Supplement our business with strategically-aligned mergers and acquisitions.
•Focused growth initiatives that accelerate our investments in digital, technology and services expansion;
•Implementation of Transformation Program initiatives that will drive operational excellence, reduce complexity and improve our organizational structure; and
•Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2021	2020	2019	2021 vs 2020		2020 vs 2019
Net sales	$3,764.8	$3,017.8	$2,957.2	24.8%		2.0%
Cost of goods sold	2,445.6	1,960.2	1,905.7	24.8%		2.9%
Gross profit	1,319.2	1,057.6	1,051.5	24.7%		0.6%
% of net sales	35.0%	35.0%	35.6%	—	pts	(0.6)	pts

Selling, general and administrative	596.4	520.5	540.1	14.6%		(3.6)%
% of net sales	15.8%	17.2%	18.3%	(1.4)	pts	(1.1)	pts
Research and development	85.9	75.7	78.9	13.5%		(4.1)%
% of net sales	2.3%	2.5%	2.7%	(0.2)	pts	(0.2)	pts

Operating income	636.9	461.4	432.5	38.0%		6.7%
% of net sales	16.9%	15.3%	14.6%	1.6	pts	0.7	pts

(Gain) loss on sale of businesses	(1.4)	0.1	(2.2)	N.M.		N.M.
Net interest expense	12.5	23.9	30.1	(47.7)%		(20.6)%
Other (income) expense	(1.0)	5.3	(2.9)	N.M.		N.M.

Income from continuing operations before income taxes	626.8	432.1	407.5	45.1%		6.0%
Provision for income taxes	70.8	75.0	45.8	(5.6)%		63.8%
Effective tax rate	11.3%	17.4%	11.2%	(6.1)	pts	6.2	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2021 vs 2020	2020 vs 2019
Volume	16.3%	0.4%
Price	4.6	0.9
Core growth	20.9	1.3
Acquisition	2.6	0.5
Currency	1.3	0.2
Total	24.8%	2.0%
The 24.8 percent increase in consolidated net sales in 2021 from 2020 was primarily the result of:
•volume increase in our Consumer Solutions segment mainly driven by continued robust demand in our pool and water treatment businesses;
•volume increase in our Industrial & Flow Technologies segment primarily driven by strong demand in the residential and irrigation flow businesses as well as increased demand and recovery in our food and beverage and commercial flow businesses;
•increases in selling prices to mitigate a rise in inflationary costs; and
•favorable foreign currency effects in 2021 compared to the prior year.

Gross profit
The gross profit as a percentage of net sales was unchanged when comparing 2021 and 2020, primarily as a result of:
•volume expansion in both our Consumer Solutions and Industrial & Flow Technologies segments;
•increases in selling prices to mitigate impacts of inflation;
•complexity reduction and exiting older, less profitable product lines in our residential and commercial flow businesses in our Industrial & Flow Technologies segment; and
•increased productivity in both the Consumer Solutions and Industrial & Flow Technologies segments.
This was offset by:
•inflationary cost increases due to tight supply of raw materials such as metals, resins and electronics (including drives and motors); and
•higher logistics and labor costs due to increased demand as well as factory labor wage increases.
Selling, general and administrative (“SG&A”)
The 1.4 percentage point decrease in SG&A expense as a percentage of net sales in 2021 from 2020 was driven by:
•leverage on certain fixed costs due to the significant increase in sales year over year;
•legal settlements and accrual reductions of $7.6 million in 2021;
•restructuring and other costs of $7.4 million in 2021, compared to $14.1 million in 2020; and
•lower amortization on definite-lived intangible assets.
This decrease was partially offset by:
•higher employee incentive compensation due to increased sales and segment income in our Consumer Solutions and Industrial & Flow Technologies segments; and
•costs of $11.7 million related to the transformation program launched in 2021.
Net interest expense
The 47.7 percent decrease in net interest expense in 2021 from 2020 was the result of:
•strong cash flows in 2021 used to reduce overall debt levels during the year compared to 2020; and
•lower interest rates on outstanding variable rate debt.
Provision for income taxes
The 6.1 percentage point decrease in the effective tax rate in 2021 from 2020 was primarily due to:
•the unfavorable impact of discrete items, including items related to the Coronavirus Aid, Relief, and Economic Security Act, and items related to final regulations as part of the Tax Cuts and Jobs Act of 2017 that placed limitations on the deductibility of certain interest expense for U.S. tax purposes that occurred during 2020 that did not occur in 2021; and
•the favorable impact resulting from changes in unrecognized tax benefits for tax positions taken in prior periods.
This decrease was partially offset by:
•the unfavorable mix of global earnings.

2020 Comparison with 2019
A discussion of changes in our consolidated results of operations, segment results of operations and liquidity and capital resources from the year ended December 31, 2020 to December 31, 2019 can be found in Part II, ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 16, 2021. However, such discussion is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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
Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Years ended December 31			% / point change
In millions	2021	2020	2019	2021 vs 2020		2020 vs 2019
Net sales	$2,341.9	$1,742.9	$1,611.7	34.4%		8.1%
Segment income	554.4	419.1	379.6	32.3%		10.4%
% of net sales	23.7%	24.0%	23.6%	(0.3)	pts	0.4	pts
Net sales
The components of the change in Consumer Solutions net sales were as follows:

	2021 vs 2020	2020 vs 2019
Volume	23.8%	6.3%
Price	5.7	0.8
Core growth	29.5	7.1
Acquisition	4.3	1.0
Currency	0.6	—
Total	34.4%	8.1%
The 34.4 percent increase in net sales for Consumer Solutions in 2021 from 2020 was primarily the result of:
•increased sales volume in our pool business due to consumers increasing their pool use while continuing to invest in their homes and backyards;
•increased sales volume in our water treatment business as residential demand remained strong and commercial demand improved due to recovery in the restaurant and hospitality industries in 2021;
•increases in selling prices to mitigate impacts of inflation;
•increased sales due to the Pleatco and KBI acquisitions that occurred in 2021; and
•favorable foreign currency effects in 2021 compared to the prior year.

.

Segment income
The components of the change in Consumer Solutions segment income from the prior period were as follows:

	2021		2020
Growth/Price/Acquisition	5.0	pts	1.9	pts
Currency	(0.1)		0.1
Inflation	(7.7)		(1.3)
Productivity	2.5		(0.3)
Total	(0.3)	pts	0.4	pts
The 0.3 percentage point decrease in segment income for Consumer Solutions as a percentage of net sales in 2021 from 2020 was primarily the result of:
•inflationary cost increases due to high demand and tight supply of raw materials such as metals, resins and electronics (including drives and motors) along with increased logistics and labor costs;
•delayed realization of full amount of announced price increases due to order backlogs; and
•higher sales rebates and employee incentive compensation expense in line with increased sales in our pool and water treatment businesses.
This decrease was partially offset by:
•increased sales volume in all of our businesses resulting in cost leverage and higher productivity; and
•increases in selling prices to mitigate the impacts of inflation.
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Years ended December 31			% / point change
In millions	2021	2020	2019	2021 vs 2020		2020 vs 2019
Net sales	$1,421.4	$1,273.6	$1,344.1	11.6%		(5.2)%
Segment income	213.3	164.6	199.0	29.6%		(17.3)%
% of net sales	15.0%	12.9%	14.8%	2.1	pts	(1.9)	pts
Net sales
The components of the change in Industrial & Flow Technologies net sales were as follows:

	2021 vs 2020	2020 vs 2019
Volume	5.9%	(6.5)%
Price	3.2	0.9
Core growth	9.1	(5.6)
Acquisition	0.4	—
Currency	2.1	0.4
Total	11.6%	(5.2)%
`
The 11.6 percent increase in net sales for Industrial & Flow Technologies in 2021 from 2020 was primarily the result of:
•increased sales volume in our residential and irrigation flow businesses in 2021 due to strong demand across all product lines in these businesses;
•increased sales volume in our food and beverage business in 2021 due to demand in sustainable gas solutions and beer membrane filtration systems along with recovery in short cycle orders;
•increased sales volume in our commercial flow business due to demand in our water supply and water disposal product lines;
•increases in selling prices to mitigate inflationary cost increases; and

•favorable foreign currency effects compared to the prior year.
Segment income
The components of the change in Industrial & Flow Technologies segment income from the prior period were as follows:

	2021		2020
Growth/Price/Acquisition	3.6	pts	(1.8)	pts
Currency	0.1		—
Inflation	(3.9)		(1.0)
Productivity	2.3		0.9
Total	2.1	pts	(1.9)	pts
The 2.1 percentage point increase in segment income for Industrial & Flow Technologies as a percentage of net sales in 2021 from 2020 was primarily the result of:
•increased sales volumes in our residential and irrigation flow and food and beverage businesses which resulted in increased leverage on fixed operating expenses and improved income drop-through;
•increases in selling prices to mitigate inflationary cost increases;
•complexity reduction and exiting older, less profitable product lines in our residential and commercial flow businesses; and
•increased productivity due to cost actions driving manufacturing efficiencies.
This increase was partially offset by:
•inflationary cost increases due to high demand and tight supply of metals, resins and electronics along with increased logistics due to supply chain constraints and labor costs due to workforce shortages.
BACKLOG OF ORDERS BY SEGMENT

	December 31
In millions	2021	2020	$ change	% change
Consumer Solutions	$1,073.7	$459.1	$614.6	133.9%
Industrial & Flow Technologies	446.3	288.7	157.6	54.6%
Total	$1,520.0	$747.8	$772.2	103.3%
The majority of our backlog is short cycle in nature with shipments within one year from when a customer places an order and a substantial portion of our revenues has historically resulted from orders received and products delivered in the same month. A portion of our backlog, particularly from orders for major capital projects, can take more than one year from order to delivery depending on the size and type of order. We record, as part of our backlog, all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our 2022 net sales.
The increase in our backlog from the prior year was driven by a significant increase in orders due to higher than anticipated demand in our pool business and certain of our residential and commercial businesses, coupled with continuing supply chain disruptions and labor availability challenges.

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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2021 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter of 2021 as the seasonality of our businesses peaked and generated significant cash to fund our operations. In the second half of 2021, we funded our operations using our continued strong cash flow and our revolving credit facility.
End-user demand for pool and certain pumping equipment follows warm weather trends and historically has been at seasonal highs from April to August. The magnitude of the sales spike has historically been partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by temperature, heavy flooding and droughts.
In 2021, we completed the acquisitions of KBI and Pleatco for total consideration of approximately $83.1 million and $254.6 million, respectively, in cash, net of cash acquired. We funded the purchase price for these acquisitions with cash on hand and borrowings under our revolving credit facility.
Summary of Cash Flows
Cash flows from continuing operations were as follows:

	Years ended December 31
In millions	2021	2020	2019
Cash provided by (used for):
Operating activities	$613.6	$574.2	$345.2
Investing activities	(390.7)	(117.9)	(331.9)
Financing activities	(222.2)	(435.9)	(17.1)
Operating activities
In 2021, net cash provided by operating activities of continuing operations primarily reflects net income from continuing operations of $633.5 million, net of non-cash depreciation and amortization. Additionally, we had a cash outflow of $20.8 million as a result of changes in net working capital, primarily due to increased sales demand and inflationary impacts leading to higher accounts receivable, inventory, accounts payable and other current liabilities balances.
In 2020, net cash provided by operating activities of continuing operations primarily reflects net income from continuing operations of $432.2 million, net of non-cash depreciation and amortization. Additionally, we had a cash inflow of $109.5 million as a result of changes in net working capital, primarily the result of accounts receivables collections and reduced accounts receivables due to the pool business early buy program shipments with extended payment terms moving from the fourth quarter of 2020 into 2021 due to continued strong demand.
Investing activities
Net cash used for investing activities of continuing operations in 2021 primarily reflects capital expenditures of $60.2 million and cash paid for acquisitions of $338.5 million in our Consumer Solutions and Industrial & Flow Technologies reporting segments, net of cash acquired.
Net cash used for investing activities of continuing operations in 2020 primarily reflects capital expenditures of $62.2 million and cash paid for acquisitions of $58.0 million in our Consumer Solutions reporting segment, net of cash acquired.
Financing activities
In 2021, net cash used for financing activities primarily relates to repayment of $103.8 million of senior notes, $150.0 million of share repurchases, dividend payments of $133.0 million and payments upon maturity of cross currency swaps of $14.7 million, partially offset by net borrowings of revolving long-term debt of $158.9 million.
In 2020, net cash used for financing activities primarily relates to repayment of commercial paper and revolving long-term debt of $117.5 million, repayment of $74.0 million of senior notes, $150.2 million of share repurchases and dividend payments of $127.1 million.

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
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2021	2020	2019
Net cash provided by operating activities of continuing operations	$613.6	$574.2	$345.2
Capital expenditures of continuing operations	(60.2)	(62.2)	(58.5)
Proceeds from sale of property and equipment of continuing operations	3.9	0.1	0.6
Free cash flow from continuing operations	$557.3	$512.1	$287.3
Net cash (used for) provided by operating activities of discontinued operations	(0.4)	(0.6)	7.8
Free cash flow	$556.9	$511.5	$295.1
Debt and Capital
Pentair, Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, which was amended and restated in December 2021, providing for a $900.0 million senior unsecured revolving credit facility and a $200.0 million senior unsecured term loan facility. The revolving credit facility has a maturity date of December 16, 2026 and the term loan facility has a maturity date of December 16, 2024. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate, the London interbank offered rate, the euro interbank offered rate or the central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of December 31, 2021, total availability under the Senior Credit Facility was $705.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash and cash equivalents in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters (each, a “testing period”) to exceed 3.75 to 1.00 (or, at PFSA’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.4 million, of which there were no outstanding borrowings at December 31, 2021. Borrowings under these credit facilities bear interest at variable rates.
We have $88.3 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of December 31, 2021 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of December 31, 2021, we had $60.0 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

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
During the year ended December 31, 2021, we repurchased 2.1 million of our ordinary shares for $150.0 million, of which 0.8 million shares, or $50.0 million, and 1.3 million shares, or $100.0 million, were repurchased pursuant to the 2018 Authorization and 2020 Authorization, respectively. As of December 31, 2021, we had $650.0 million available for share repurchases under the 2020 Authorization.
Dividends
On December 7, 2021, the Board of Directors approved a 5 percent increase in the Company’s regular quarterly dividend rate (from $0.20 per share to $0.21 per share) that was paid on February 4, 2022 to shareholders of record at the close of business on January 21, 2022. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $33.0 million at December 31, 2021. Dividends paid per ordinary share were $0.80, $0.76 and $0.72 for the years ended December 31, 2021, 2020 and 2019, respectively.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a GAAP reported amount (e.g., retained earnings). Our distributable reserve balance was $8.4 billion and $8.8 billion as of December 31, 2021 and 2020, respectively.

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

The following table presents summarized financial information as of December 31, 2021 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	December 31, 2021
Current assets (1)	$3.4
Noncurrent assets (2)	1,222.3
Current liabilities (3)	843.4
Noncurrent liabilities (4)	1,193.6
(1) No assets due from non-guarantor subsidiaries were included.
(2) Includes assets due from non-guarantor subsidiaries of $1,202.5 million.
(3) Includes liabilities due to non-guarantor subsidiaries of $792.1 million.
(4) Includes liabilities due to non-guarantor subsidiaries of $276.8 million.

The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.
Material cash requirements from contractual obligations and commitments
We expect to continue to have sufficient cash and borrowing capacity to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability to meet our short-term and long-term cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities. The following summarizes our material cash requirements from significant contractual obligations and purchase commitments that impact our liquidity as of December 31, 2021:

In millions	Next Twelve Months	Greater Than Twelve Months	Total
Debt obligations (Note 8)	$88.3	$814.3	$902.6
Interest obligations on fixed-rate debt	21.7	128.7	150.4
Operating lease obligations, net of sublease rentals (Note 15)	29.5	68.3	97.8
Purchase and marketing obligations	21.5	17.6	39.1
Pension and other post-retirement plan contributions (Note 11)	8.8	76.3	85.1
Total contractual obligations, net	$169.8	$1,105.2	$1,275.0
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the significant contractual obligations described above, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2021, variable interest rate debt was $395.0 million at a weighted average interest rate of 1.07%.
The total gross liability for uncertain tax positions at December 31, 2021 was estimated to be $37.3 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2021, we had recorded $0.2 million for the possible payment of penalties and $3.9 million related to the possible payment of interest.

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

While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation and applicable accounting rules. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements could change in the future.
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
As of December 31, 2021 and 2020, the outstanding value of bonds, letters of credit and bank guarantees totaled $104.5 million and $99.1 million, respectively.

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
During 2021, a qualitative assessment was performed. As a result, it was determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Factors considered in the analysis included the 2020 discounted cash flow fair value assessment of the reporting units and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount.
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

The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy. No impairment charge was recorded during 2021 for identifiable intangible assets.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim re-measurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax gain of $2.4 million in 2021, a pre-tax loss of $6.7 million in 2020 and a pre-tax gain of $3.4 million in 2019. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2022.
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

Loss contingencies
Accruals are recorded for various contingencies including legal proceedings, self-insurance and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarial estimates. Additionally, we record receivables from third party insurers when recovery has been determined to be probable.
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
Interest rate risk
Our debt portfolio as of December 31, 2021, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 56% fixed-rate debt and 44% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2021, a 100 basis point increase or decrease in interest rates would result in a $31.2 million decrease or $33.7 million increase in fair value, respectively.

Based on the variable-rate debt included in our debt portfolio as of December 31, 2021, a 100 basis point increase or decrease in interest rates would result in a $4.0 million increase or decrease in interest incurred.
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
From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. At December 31, 2021, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $14.7 million. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive loss and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings.
At December 31, 2021, we had outstanding cross currency swap agreements with a combined notional amount of $794.4 million. The cross currency swap agreements are accounted for as either cash flow hedges to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The currency risk related to the cross currency swap agreements is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $64.6 million net increase in accumulated other comprehensive income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in an $64.7 million net decrease in accumulated other comprehensive income. However, these increases and decreases in other comprehensive income would be offset by decreases or increases in the hedged items on our balance sheet.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021. That attestation report is set forth immediately following this management report.

John L. Stauch	Robert P. Fishman
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022 expressed an unqualified opinion on those financial statements.
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
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes — Completeness of Uncertain Tax Positions — Refer to Notes 1 and 10 to the financial statements
Critical Audit Matter Description
The Company assesses uncertain tax positions (“UTPs”) based upon an evaluation of available information and records a liability when a position taken or expected to be taken in a tax return does not meet certain measurement or recognition criteria. A tax benefit is recognized only if management believes it is more likely than not that the tax position will be sustained upon examination by the relevant tax authority. Determining the completeness of UTPs is complex and significant judgment is involved in identifying which positions may not meet the required measurement or recognition criteria. As of December 31, 2021, the Company’s recorded UTP balance was $37.3 million.

The UTP analysis is complex as it includes numerous tax jurisdictions and varying applications of tax laws. Given the multiple jurisdictions in which the Company operates and the complexity of tax regulations, auditing the completeness of UTPs involved a high degree of auditor judgment, and an increased extent of audit effort, including the need to involve our tax specialists.

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
▪We inspected the Company’s summary of differences between the filed tax returns and the tax provision to obtain an understanding of significant differences. We assessed whether the appropriate UTPs were recorded as well as whether any additional UTPs needed to be considered.
▪We evaluated the appropriateness and consistency of the financial statement disclosures, including judgments associated with unrecognized tax benefits that could increase or decrease within 12 months of the reporting date.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 22, 2022

We have served as the Company’s auditor since 1977.

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per-share data	2021	2020	2019
Net sales	$3,764.8	$3,017.8	$2,957.2
Cost of goods sold	2,445.6	1,960.2	1,905.7
Gross profit	1,319.2	1,057.6	1,051.5
Selling, general and administrative	596.4	520.5	540.1
Research and development	85.9	75.7	78.9
Operating income	636.9	461.4	432.5
Other (income) expense
(Gain) loss on sale of businesses	(1.4)	0.1	(2.2)
Net interest expense	12.5	23.9	30.1
Other (income) expense	(1.0)	5.3	(2.9)
Income from continuing operations before income taxes	626.8	432.1	407.5
Provision for income taxes	70.8	75.0	45.8
Net income from continuing operations	556.0	357.1	361.7
(Loss) income from discontinued operations, net of tax	(3.0)	1.5	(6.0)
Net income	$553.0	$358.6	$355.7
Comprehensive income, net of tax
Net income	$553.0	$358.6	$355.7
Changes in cumulative translation adjustment	(47.0)	49.0	(15.3)
Changes in market value of derivative financial instruments, net of tax	40.4	(29.8)	17.4
Comprehensive income	$546.4	$377.8	$357.8
Earnings (loss) per ordinary share
Basic
Continuing operations	$3.36	$2.14	$2.14
Discontinued operations	(0.02)	0.01	(0.04)
Basic earnings per ordinary share	$3.34	$2.15	$2.10
Diluted
Continuing operations	$3.32	$2.13	$2.12
Discontinued operations	(0.02)	0.01	(0.03)
Diluted earnings per ordinary share	$3.30	$2.14	$2.09
Weighted average ordinary shares outstanding
Basic	165.8	166.5	169.4
Diluted	167.5	167.4	170.4
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2021	2020
Assets
Current assets
Cash and cash equivalents	$94.5	$82.1
Accounts receivable, net of allowances of $9.1 and $8.4, respectively	534.3	367.5
Inventories	562.9	420.0
Other current assets	112.3	105.5
Total current assets	1,304.0	975.1
Property, plant and equipment, net	310.0	301.2
Other assets
Goodwill	2,504.5	2,392.2
Intangibles, net	428.0	325.9
Other non-current assets	207.1	202.8
Total other assets	3,139.6	2,920.9
Total assets	$4,753.6	$4,197.2
Liabilities and Equity
Current liabilities
Accounts payable	$385.7	$245.1
Employee compensation and benefits	140.1	117.0
Other current liabilities	525.9	410.4
Total current liabilities	1,051.7	772.5
Other liabilities
Long-term debt	894.1	839.6
Pension and other post-retirement compensation and benefits	93.2	102.0
Deferred tax liabilities	89.8	107.4
Other non-current liabilities	202.9	269.4
Total liabilities	2,331.7	2,090.9
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.1 and 166.1 issued at December 31, 2021 and 2020, respectively	1.7	1.7
Additional paid-in capital	1,582.7	1,680.7
Retained earnings	1,051.4	631.2
Accumulated other comprehensive loss	(213.9)	(207.3)
Total equity	2,421.9	2,106.3
Total liabilities and equity	$4,753.6	$4,197.2
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2021	2020	2019
Operating activities
Net income	$553.0	$358.6	$355.7
Loss (income) from discontinued operations, net of tax	3.0	(1.5)	6.0
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.3)	(1.4)	(3.5)
Depreciation	51.2	46.7	48.3
Amortization	26.3	28.4	31.7
(Gain) loss on sale of businesses	(1.4)	0.1	(2.2)
Deferred income taxes	(9.0)	4.6	(18.4)
Share-based compensation	29.8	20.3	21.4
Asset impairment	—	—	21.2
Pension and other post-retirement expense	2.8	12.2	1.9
Pension and other post-retirement contributions	(9.4)	(8.4)	(20.9)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(142.0)	148.3	(17.5)
Inventories	(121.4)	(29.1)	13.6
Other current assets	(12.3)	(2.3)	(18.4)
Accounts payable	114.2	(81.9)	(63.6)
Employee compensation and benefits	24.5	42.5	(19.1)
Other current liabilities	116.2	32.0	(0.4)
Other non-current assets and liabilities	(11.6)	5.1	9.4
Net cash provided by operating activities of continuing operations	613.6	574.2	345.2
Net cash (used for) provided by operating activities of discontinued operations	(0.4)	(0.6)	7.8
Net cash provided by operating activities	613.2	573.6	353.0
Investing activities
Capital expenditures	(60.2)	(62.2)	(58.5)
Proceeds from sale of property and equipment	3.9	0.1	0.6
Proceeds from sale of businesses, net	1.4	—	15.3
Acquisitions, net of cash acquired	(338.5)	(58.0)	(287.8)
Other	2.7	2.2	(1.5)
Net cash used for investing activities	(390.7)	(117.9)	(331.9)
Financing activities
Net borrowings (repayments) of revolving long-term debt	158.9	(117.5)	51.5
Proceeds from long-term debt	—	—	600.0
Repayment of long-term debt	(103.8)	(74.0)	(401.5)
Shares issued to employees, net of shares withheld	22.2	32.9	12.5
Repurchases of ordinary shares	(150.0)	(150.2)	(150.0)
Dividends paid	(133.0)	(127.1)	(122.7)
Payments upon the maturity of cross currency swaps	(14.7)	—	—
Other	(1.8)	—	(6.9)
Net cash used for financing activities	(222.2)	(435.9)	(17.1)
Effect of exchange rate changes on cash and cash equivalents	12.1	(20.2)	4.2
Change in cash and cash equivalents	12.4	(0.4)	8.2
Cash and cash equivalents, beginning of year	82.1	82.5	74.3
Cash and cash equivalents, end of year	$94.5	$82.1	$82.5

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$29.9	$41.0	$33.7
Cash paid for income taxes, net	71.8	67.7	59.0
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Number	Amount
Balance - December 31, 2018	171.4	$1.7	$1,893.8	$169.2	$(228.6)	$1,836.1
Net income	—	—	—	355.7	—	355.7
Other comprehensive income, net of tax	—	—	—	—	2.1	2.1
Dividends declared	—	—	—	(123.9)	—	(123.9)
Share repurchases	(4.0)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.7	—	17.1	—	—	17.1
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.6)	—	—	(4.6)
Share-based compensation	—	—	21.4	—	—	21.4
Balance - December 31, 2019	168.3	$1.7	$1,777.7	$401.0	$(226.5)	$1,953.9
Net income	—	—	—	358.6	—	358.6
Other comprehensive income, net of tax	—	—	—	—	19.2	19.2
Dividends declared	—	—	—	(128.4)	—	(128.4)
Share repurchases	(3.7)	—	(150.2)	—	—	(150.2)
Exercise of options, net of shares tendered for payment	1.3	—	37.6	—	—	37.6
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.7)	—	—	(4.7)
Share-based compensation	—	—	20.3	—	—	20.3
Balance - December 31, 2020	166.1	$1.7	$1,680.7	$631.2	$(207.3)	$2,106.3
Net income	—	—	—	553.0	—	553.0
Other comprehensive loss, net of tax	—	—	—	—	(6.6)	(6.6)
Dividends declared	—	—	—	(132.8)	—	(132.8)
Share repurchases	(2.1)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.9	—	30.1	—	—	30.1
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(7.9)	—	—	(7.9)
Share-based compensation	—	—	29.8	—	—	29.8
Balance - December 31, 2021	165.1	$1.7	$1,582.7	$1,051.4	$(213.9)	$2,421.9
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

1.Basis of Presentation and Summary of Significant Accounting Policies
Business
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a water industrial manufacturing company comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies.
COVID-19
In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has had and may continue to have an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the effectiveness of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. We may continue to experience reduced customer demand in certain parts of our business or constrained labor and/or supply that could materially and adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 91.9%, 92.2% and 92.0% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 8.1%, 7.8% and 8.0% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract, and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
On December 31, 2021, we had $89.2 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
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
Contract assets and liabilities consisted of the following:

	December 31
In millions	2021	2020	$ Change	% Change
Contract assets	$48.8	$50.1	$(1.3)	(2.6)%
Contract liabilities	39.4	27.5	11.9	43.3%
Net contract assets	$9.4	$22.6	$(13.2)	(58.4)%
The $13.2 million decrease in net contract assets from December 31, 2020 to December 31, 2021 was primarily the result of timing of milestone payments. Approximately 80% of our contract liabilities at December 31, 2020 were recognized in revenue during the twelve months ended December 31, 2021. There were no impairment losses recognized on our contract assets for the twelve months ended December 31, 2021 and December 31, 2020.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Years ended December 31
In millions	2021	2020	2019
U.S.	$2,571.2	$2,011.7	$1,866.7
Western Europe	460.4	375.3	401.6
Developing (1)	487.1	427.5	480.6
Other Developed (2)	246.1	203.3	208.3
Consolidated net sales (3)	$3,764.8	$3,017.8	$2,957.2
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Net sales in Ireland, for each of the years presented, were not material.
Vertical net sales information was as follows:

	Years ended December 31
In millions	2021	2020	2019
Residential	$2,437.6	$1,883.4	$1,668.2
Commercial	665.9	528.6	627.3
Industrial	661.3	605.8	661.7
Consolidated net sales	$3,764.8	$3,017.8	$2,957.2
Research and development
We conduct research and development (“R&D”) activities primarily in our own facilities, which mostly consist of development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2021, 2020 and 2019 were $85.9 million, $75.7 million and $78.9 million, respectively.
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
The following table summarizes the activity in the allowance for credit losses:

	Years ended December 31
In millions	2021	2020	2019
Beginning balance	$8.4	$10.3	$14.0
Bad debt expense (benefit) (1)	1.1	(0.5)	0.7
Acquisitions	1.0	0.1	0.7
Write-offs, net of recoveries	(0.9)	(1.6)	(4.1)
Other (2)	(0.5)	0.1	(1.0)
Ending balance	$9.1	$8.4	$10.3
(1) The bad debt benefit for the year-ended December 31, 2020 includes the positive impact related to the adoption of Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses.”
(2) Other amounts are primarily the effects of changes in currency translations and the impact of allowance for credits.
Inventories
Inventories are stated at the lower of cost or net realizable value with substantially all inventories recorded using the first-in, first-out (“FIFO”) cost method.

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
The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2021	2020
U.S.	$198.7	$183.6
Western Europe	71.5	76.7
Developing (1)	29.5	30.4
Other Developed (2)	10.3	10.5
Consolidated (3)	$310.0	$301.2
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Property, plant and equipment, net in Ireland, for each of the years presented, were not material.
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no material long-lived asset impairment charges in 2021, 2020, or 2019.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

During 2021, a qualitative assessment was performed. As a result, it was determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Factors considered in the analysis included the 2020 discounted cash flow fair value assessment of the reporting units and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim re-measurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis. The service costs are recorded within Operating income and the interest costs, expected return on plan assets and net actuarial gain/loss components of net periodic pension and other post-retirement benefit costs are recorded within Other (income) expense.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Insurance subsidiary
A portion of our property and casualty insurance program is insured through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2021 and 2020, reserves for policy claims were $55.6 million, of which $13.0 million was included in Other current liabilities and $42.6 million was included in Other non-current liabilities, and $55.0 million, of which $13.0 million was included in Other current liabilities and $42.0 million was included in Other non-current liabilities, respectively.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

2.    Acquisitions
On October 18, 2021, as part of both of our Consumer Solutions and Industrial & Flow Technologies reporting segments, we completed the acquisition of Pleatco Holdings, LLC and related entities for $254.6 million in cash, net of cash acquired. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $137.3 million, $131.4 million of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $97.9 million of definite-lived customer relationships with an estimated useful life of 17 years.
On May 19, 2021, as part of our Consumer Solutions reporting segment, we completed the acquisition of Ken’s Beverage, Inc. for $83.1 million in cash, net of cash acquired. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $29.2 million, all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $38.0 million of definite-lived customer relationships with an estimated useful life of 22 years.
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
The pro forma impact of the acquisitions in 2021, 2020 and 2019 were not material.

3.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2021	2020	2019
Net income	$553.0	$358.6	$355.7
Net income from continuing operations	$556.0	$357.1	$361.7
Weighted average ordinary shares outstanding
Basic	165.8	166.5	169.4
Dilutive impact of stock options and restricted stock awards	1.7	0.9	1.0
Diluted	167.5	167.4	170.4
Earnings (loss) per ordinary share
Basic
Continuing operations	$3.36	$2.14	$2.14
Discontinued operations	(0.02)	0.01	(0.04)
Basic earnings per ordinary share	$3.34	$2.15	$2.10
Diluted
Continuing operations	$3.32	$2.13	$2.12
Discontinued operations	(0.02)	0.01	(0.03)
Diluted earnings per ordinary share	$3.30	$2.14	$2.09
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.1	1.7	2.1

Pentair plc and Subsidiaries
Notes to consolidated financial statements

4.    Restructuring and Transformation Program
In 2021, we launched and committed resources to a program designed to accelerate growth and drive margin expansion through transformation of our business model to drive operational excellence, reduce complexity and streamline our processes (the “Transformation Program”). The Transformation Program is structured in multiple phases and is expected to empower us to work more efficiently and optimize our business to better serve our customers while meeting our financial objectives.

During 2021, 2020 and 2019, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the years ended December 31, 2021, 2020 and 2019 included a reduction in hourly and salaried headcount of approximately 75 employees, 175 employees and 375 employees, respectively.
Restructuring and transformation-related costs included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2021	2020	2019
Severance and related costs	$7.0	$9.7	$11.7
Other restructuring costs (1)	0.4	4.4	2.3
Total restructuring costs	7.4	14.1	14.0
Transformation costs (2)	11.7	—	—
Total restructuring and transformation costs	$19.1	$14.1	$14.0
(1) Other restructuring costs primarily consist of asset impairment and various contract termination costs.
(2) Transformation costs primarily consist of professional services and project management and related costs.

Restructuring and transformation costs by reportable segment were as follows:

	Years ended December 31
In millions	2021	2020	2019
Consumer Solutions	$0.9	$3.6	$6.7
Industrial & Flow Technologies	0.9	4.7	4.9
Other	17.3	5.8	2.4
Consolidated	$19.1	$14.1	$14.0
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2021	2020
Beginning balance	$15.2	$16.2
Costs incurred	7.0	9.7
Cash payments and other	(11.5)	(10.7)
Ending balance	$10.7	$15.2

5.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 by reportable segment were as follows:

In millions	December 31, 2020	Acquisitions	Purchase accounting adjustments	Foreign currency translation	December 31, 2021
Consumer Solutions	$1,580.5	$152.9	$(1.2)	$(9.7)	$1,722.5
Industrial & Flow Technologies	811.7	13.6	—	(43.3)	782.0
Total goodwill	$2,392.2	$166.5	$(1.2)	$(53.0)	$2,504.5

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In millions	December 31, 2019	Acquisitions	Purchase accounting adjustments	Foreign currency translation	December 31, 2020
Consumer Solutions	$1,501.4	$51.9	$14.4	$12.8	$1,580.5
Industrial & Flow Technologies	756.9	—	—	54.8	811.7
Total goodwill	$2,258.3	$51.9	$14.4	$67.6	$2,392.2

There has been no impairment of goodwill for any of the years presented.
Identifiable intangible assets consisted of the following at December 31:

	2021			2020
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$558.8	$(320.1)	$238.7	$435.9	$(308.1)	$127.8
Proprietary technology and patents	46.3	(32.1)	14.2	46.9	(29.4)	17.5
Total finite-life intangibles	605.1	(352.2)	252.9	482.8	(337.5)	145.3
Indefinite-life intangibles
Trade names	175.1	—	175.1	180.6	—	180.6
Total intangibles	$780.2	$(352.2)	$428.0	$663.4	$(337.5)	$325.9

Identifiable intangible asset amortization expense in 2021, 2020 and 2019 was $26.3 million, $28.4 million and $31.7 million, respectively.
There was no impairment charge for intangible assets in any of the years presented.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2022	2023	2024	2025	2026
Estimated amortization expense	$23.3	$21.0	$20.5	$20.5	$19.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

6.    Supplemental Balance Sheet Information

	December 31
In millions	2021	2020
Inventories
Raw materials and supplies	$290.3	$218.7
Work-in-process	77.4	67.2
Finished goods	195.2	134.1
Total inventories	$562.9	$420.0
Other current assets
Cost in excess of billings	$48.8	$50.1
Prepaid expenses	57.1	48.5
Other current assets	6.4	6.9
Total other current assets	$112.3	$105.5
Property, plant and equipment, net
Land and land improvements	$34.8	$35.9
Buildings and leasehold improvements	194.5	195.4
Machinery and equipment	607.3	589.7
Capitalized software	66.5	79.9
Construction in progress	62.8	47.8
Total property, plant and equipment	965.9	948.7
Accumulated depreciation and amortization	655.9	647.5
Total property, plant and equipment, net	$310.0	$301.2
Other non-current assets
Right-of-use lease assets	$84.5	$83.6
Deferred income taxes	23.1	27.4
Deferred compensation plan assets	25.6	22.6
Other non-current assets	73.9	69.2
Total other non-current assets	$207.1	$202.8
Other current liabilities
Dividends payable	$33.0	$33.2
Accrued warranty	40.5	37.0
Accrued rebates and incentives	198.7	122.0
Accrued freight	36.5	20.5
Billings in excess of cost	31.2	22.5
Current lease liability	25.6	22.1
Income taxes payable	32.0	14.6
Accrued restructuring	10.7	15.2
Other current liabilities	117.7	123.3
Total other current liabilities	$525.9	$410.4
Other non-current liabilities
Long-term lease liability	$62.6	$65.1
Income taxes payable	34.1	44.8
Self-insurance liabilities	42.6	42.0
Deferred compensation plan liabilities	25.6	22.6
Foreign currency contract liabilities	9.5	69.6
Other non-current liabilities	28.5	25.3
Total other non-current liabilities	$202.9	$269.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.    Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss consist of the following:

	December 31
In millions	2021	2020
Cumulative translation adjustments	$(224.1)	$(177.1)
Market value of derivative financial instruments, net of tax	10.2	(30.2)
Accumulated other comprehensive loss	$(213.9)	$(207.3)

8.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2021		2021	2020
Revolving credit facilities	1.107%	2026	$195.0	$36.1
Term loans	1.033%	2024	200.0	200.0
Senior notes - fixed rate (1)	5.000%	2021	—	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Unamortized issuance costs and discounts	N/A	N/A	(8.5)	(7.9)
Total debt			$894.1	$839.6

(1) Senior notes are guaranteed as to payment by Pentair plc.
Pentair, Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, which was amended and restated in December 2021, providing for a $900.0 million senior unsecured revolving credit facility and a $200.0 million senior unsecured term loan facility. The revolving credit facility has a maturity date of December 16, 2026 and the term loan facility has a maturity date of December 16, 2024. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate, the London interbank offered rate, the euro interbank offered rate or the central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of December 31, 2021, total availability under the Senior Credit Facility was $705.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash and cash equivalents in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters (each, a “testing period”) to exceed 3.75 to 1.00 (or, at PFSA’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.4 million, of which there were no outstanding borrowings at December 31, 2021. Borrowings under these credit facilities bear interest at variable rates.
We have $88.3 million aggregate principal amount of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of December 31, 2021 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Debt outstanding, excluding unamortized issuance costs and discounts, at December 31, 2021 matures on a calendar year basis as follows:

In millions	2022	2023	2024	2025	2026	Thereafter	Total
Contractual debt obligation maturities	$88.3	$—	$200.0	$19.3	$195.0	$400.0	$902.6

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
At December 31, 2021 and 2020, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $14.7 million and $12.4 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross Currency Swaps
At December 31, 2021 and 2020, we had outstanding cross currency swap agreements with a combined notional amount of $794.4 million and $855.1 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. As of December 31, 2021 and 2020, we had a deferred foreign currency gain of $7.3 million and a deferred foreign currency loss of $32.8 million, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
In January 2021, one of our cross currency swap agreements, which was accounted for as a cash flow hedge, matured, resulting in a net cash payment of $14.7 million. The net cash payment is included within financing activities on the Condensed Consolidated Statements of Cash Flows.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2021		2020
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$395.0	$395.0	$236.1	$236.1
Fixed rate debt	507.6	564.3	611.4	695.4
Total debt	$902.6	$959.3	$847.5	$931.5

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract assets	$—	$7.2	$—	$—	$7.2
Foreign currency contract liabilities	—	(9.5)	—	—	(9.5)
Deferred compensation plan assets	13.6	—	—	12.0	25.6
Total recurring fair value measurements	$13.6	$(2.3)	$—	$12.0	$23.3

Recurring fair value measurements	December 31, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(69.6)	$—	$—	$(69.6)
Deferred compensation plan assets	12.2	—	—	10.4	22.6
Total recurring fair value measurements	$12.2	$(69.6)	$—	$10.4	$(47.0)

10.    Income Taxes
Income from continuing operations before income taxes consisted of the following:

	Years ended December 31
In millions	2021	2020	2019
Federal (1)	$(11.2)	$7.2	$(1.6)
International (2)	638.0	424.9	409.1
Income from continuing operations before income taxes	$626.8	$432.1	$407.5
(1) “Federal” reflects United Kingdom (“U.K.”) income (loss) from continuing operations before income taxes.
(2) “International” reflects non-U.K. income from continuing operations before income taxes.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2021	2020	2019
Currently payable (receivable)
Federal (1)	$—	$0.1	$—
International (2)	79.8	70.3	64.2
Total current taxes	79.8	70.4	64.2
Deferred
International (2)	(9.0)	4.6	(18.4)
Total deferred taxes	(9.0)	4.6	(18.4)
Total provision for income taxes	$70.8	$75.0	$45.8
(1) “Federal” represents U.K. taxes.
(2) “International” represents non-U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2021	2020	2019
U.K. federal statutory income tax rate	19.0%	19.0%	19.0%
Tax effect of international operations (1)	(5.1)	(3.9)	(8.2)
Change in valuation allowances	(0.2)	1.3	1.1
Excess tax benefits on stock-based compensation	(1.1)	(0.7)	(0.7)
Base erosion and anti-abuse tax	—	1.7	—
Unrecognized tax benefits	(1.3)	—	—
Effective tax rate	11.3%	17.4%	11.2%
(1) The tax effect of international operations consists of non-U.K. jurisdictions.
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2021	2020	2019
Beginning balance	$46.3	$47.4	$51.4
Gross increases for tax positions in prior periods	2.5	0.6	0.4
Gross decreases for tax positions in prior periods	(0.7)	—	(0.8)
Gross increases based on tax positions related to the current year	0.2	0.2	0.4
Gross decreases related to settlements with taxing authorities	(0.9)	(1.1)	(2.9)
Reductions due to statute expiration	(10.1)	(0.8)	(1.1)
Ending balance	$37.3	$46.3	$47.4

We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $37.3 million of total gross unrecognized tax benefits as of December 31, 2021 was $37.0 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2021 may decrease by a range of zero to $3.4 million during 2022, primarily as a result of the resolution of non-U.K. examinations, including U.S. federal and state examinations.
Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2009 to present are under audit by tax authorities in various jurisdictions, including Germany, India, Italy, and the U.S. We anticipate that several of these audits may be concluded in the foreseeable future.
We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. At December 31, 2021 and 2020, our

Pentair plc and Subsidiaries
Notes to consolidated financial statements

liabilities for the possible payment of penalties was $0.2 million at both dates and for the possible payment of interest expense were $3.9 million and $4.6 million, respectively, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
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
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2021	2020
Other non-current assets	$23.1	$27.4
Deferred tax liabilities	89.8	107.4
Net deferred tax liabilities	$66.7	$80.0
The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2021	2020
Deferred tax assets
Accrued liabilities and reserves	$57.8	$59.4
Pension and other post-retirement compensation and benefits	24.6	26.2
Employee compensation and benefits	18.2	18.5
Tax loss and credit carryforwards	729.7	744.5
Interest limitations	67.5	49.9
Total deferred tax assets	897.8	898.5
Valuation allowance	727.2	747.3
Deferred tax assets, net of valuation allowance	170.6	151.2
Deferred tax liabilities
Property, plant and equipment	10.2	5.3
Goodwill and other intangibles	210.4	209.0
Other liabilities	16.7	16.9
Total deferred tax liabilities	237.3	231.2
Net deferred tax liabilities	$66.7	$80.0

Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $29.6 million as of December 31, 2021 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.
As of December 31, 2021, tax loss carryforwards of $2,917.3 million were available to offset future income. A valuation allowance of $684.7 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses primarily relate to non-U.S. carryforwards of $2,778.5 million which are subject to varying expiration periods. Non-U.S. carryforwards of $1,895.8 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2022. In addition, there were $10.2 million of U.S. federal loss carryforwards with unlimited tax loss carryforward periods and $128.6 million of U.S. state tax loss carryforwards as of December 31, 2021. U.S. state tax losses of $64.3 million are in jurisdictions with unlimited tax loss carryforward periods, while the remainder will expire in future years through 2041.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.
Impacts of U.S. tax legislation
In April 2020, the IRS released final regulations as part of the Tax Cuts and Jobs Act of 2017 that place limitations on the deductibility of certain interest expense for U.S. tax purposes. These regulations resulted in discrete tax expense of approximately $14.1 million in 2020, as well as an increase to our 2020 annual effective tax rate of approximately 0.3%.
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the ability to carryback net operating losses arising in taxable years from 2018 through 2020. The CARES Act provided positive cash benefits of approximately $26.9 million, offset by an increase to our 2020 annual effective tax rate of approximately 1.0% and $5.1 million in discrete tax items recorded in 2020, mainly attributable to base erosion and anti-abuse tax related to 2019.

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
Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2021 and 2020:

	Pension plans		Other post-retirement plans
In millions	2021	2020	2021	2020
Change in benefit obligations
Benefit obligation beginning of year	$120.8	$112.1	$13.8	$14.6
Service cost	2.8	3.3	—	—
Interest cost	2.0	2.9	0.2	0.4
Actuarial (gain) loss	(2.1)	9.3	(1.4)	0.1
Foreign currency translation	(0.6)	1.4	—	—
Benefits paid	(6.8)	(8.2)	(1.3)	(1.3)
Benefit obligation end of year	$116.1	$120.8	$11.3	$13.8
Change in plan assets
Fair value of plan assets beginning of year	$33.7	$31.0	$—	$—
Actual return on plan assets	(0.3)	3.0	—	—
Company contributions	8.1	7.1	1.3	1.3
Foreign currency translation	(0.3)	0.8	—	—
Benefits paid	(6.8)	(8.2)	(1.3)	(1.3)
Fair value of plan assets end of year	$34.4	$33.7	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(81.7)	$(87.1)	$(11.3)	$(13.8)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The actuarial gain in 2021 was primarily due to increases in the discount rates to reflect economic conditions at December 31, 2021.
Amounts recorded in the Consolidated Balance Sheets were as follows:

	Pension plans		Other post-retirement plans
In millions	2021	2020	2021	2020
Current liabilities	$(5.7)	$(5.6)	$(1.3)	$(1.5)
Non-current liabilities	(76.0)	(81.5)	(10.0)	(12.3)
Benefit obligations in excess of the fair value of plan assets	$(81.7)	$(87.1)	$(11.3)	$(13.8)
The accumulated benefit obligation for all defined benefit plans was $112.7 million and $119.3 million at December 31, 2021 and 2020, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2021	2020	2021	2020
Projected benefit obligation	$116.1	$120.8	$116.1	$120.8
Fair value of plan assets	34.4	33.7	34.4	33.7
Accumulated benefit obligation	N/A	N/A	112.7	119.3
Components of net periodic benefit expense for our pension plans for the years ended December 31 were as follows:

In millions	2021	2020	2019
Service cost	$2.8	$3.3	$2.6
Interest cost	2.0	2.9	7.3
Expected return on plan assets	(0.5)	(0.8)	(3.9)
Net actuarial (gain) loss	(1.5)	6.8	(4.1)
Net periodic benefit expense	$2.8	$12.2	$1.9
Components of net periodic benefit expense for our other post-retirement plans for the years ended December 31, 2021, 2020 and 2019, were not material.
Assumptions
The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost as they pertain to our pension and other post-retirement plans.

	Pension plans			Other post-retirement plans
	2021	2020	2019	2021	2020	2019
Benefit obligation assumptions
Discount rate	2.21%	1.74%	2.68%	2.34%	1.77%	2.81%
Rate of compensation increase	3.61%	3.62%	3.68%	N/A	N/A	N/A
Net periodic benefit expense assumptions
Discount rate	1.74%	2.68%	3.70%	1.77%	2.81%	3.95%
Expected long-term return on plan assets	2.60%	3.32%	4.37%	N/A	N/A	N/A
Rate of compensation increase	3.62%	3.68%	3.72%	N/A	N/A	N/A

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2022.
Expected rates of return
The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Pension plan assets yielded a loss of (0.89)% in 2021 and returns of 9.68% and 8.85% in 2020 and 2019, respectively.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2021	2020
Healthcare cost trend rate assumed for following year	5.5%	5.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.4%
Year the cost trend rate reaches the ultimate trend rate	2046	2038
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
Asset allocation
Our actual overall asset allocation for our pension plans as compared to our investment policy goals as of December 31 was as follows:

	Actual		Target
	2021	2020	2021	2020
Fixed income	67%	70%	68%	71%
Alternative	32%	30%	32%	29%
Cash	1%	—%	—%	—%
Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Other investments	—	—	11.0	11.0
Total investments at fair value	$0.3	$—	$11.0	$11.3
Investments measured at NAV				23.1
Total				$34.4

	December 31, 2020
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$—	$—	$0.1
Other investments	—	—	10.0	10.0
Total investments at fair value	$0.1	$—	$10.0	$10.1
Investments measured at NAV				23.6
Total				$33.7

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
Activity for our Level 3 pension plan assets held during the years ended December 31, 2021 and 2020 was not material.
Cash flows
Contributions
Pension contributions totaled $8.1 million and $7.1 million in 2021 and 2020, respectively. We anticipate our 2022 pension contributions to be approximately $6.6 million. The 2022 expected contributions will equal or exceed our minimum funding requirements.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

In millions	Pension plans	Other post- retirement plans
2022	$7.4	$1.4
2023	7.5	1.3
2024	7.8	1.2
2025	7.6	1.1
2026	7.4	1.0
2027 - 2031	37.7	3.7
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
Our expense for the 401(k) plan, including the ESOP, was $19.0 million, $15.3 million and $14.4 million in 2021, 2020 and 2019, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $32.7 million and $30.7 million as of December 31, 2021 and 2020, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

During the year ended December 31, 2021, we repurchased 2.1 million of our ordinary shares for $150.0 million, of which 0.8 million shares, or $50.0 million, and 1.3 million shares, or $100.0 million, were repurchased pursuant to the 2018 Authorization and 2020 Authorization, respectively. As of December 31, 2021, we had $650.0 million available for share repurchases under the 2020 Authorization.
Dividends payable
On December 7, 2021, the Board of Directors approved a 5 percent increase in the Company’s regular quarterly dividend rate (from $0.20 per share to $0.21 per share) that was paid on February 4, 2022 to shareholders of record at the close of business on January 21, 2022. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $33.0 million at December 31, 2021. Dividends paid per ordinary share were $0.80, $0.76 and $0.72 for the years ended December 31, 2021, 2020 and 2019, respectively.

13.    Share Plans
Share-based compensation expense
Total share-based compensation expense for 2021, 2020 and 2019 was as follows:

	December 31
In millions	2021	2020	2019
Restricted stock units	$13.0	$12.5	$11.2
Stock options	3.4	3.0	4.5
Performance share units	13.4	4.8	5.7
Total share-based compensation expense	$29.8	$20.3	$21.4
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
Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2021:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2021	2.8	$40.47
Granted	0.3	53.25
Exercised	(0.9)	38.88
Outstanding as of December 31, 2021	2.2	$42.86	5.5	$66.4
Options exercisable as of December 31, 2021	1.6	$40.90	4.5	$50.9
Options expected to vest as of December 31, 2021	0.6	$47.83	8.0	$14.9
Fair value of options granted
The weighted average grant date fair value of options granted under Pentair plans in 2021, 2020 and 2019 was estimated to be $12.88, $9.55 and $8.86 per share, respectively. The total intrinsic value of options that were exercised during 2021, 2020 and 2019 was $29.0 million, $18.0 million and $9.5 million, respectively. At December 31, 2021, the total unrecognized compensation cost related to stock options was $3.9 million. This cost is expected to be recognized over a weighted average period of 1.9 years.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	December 31
	2021	2020	2019
Risk-free interest rate	0.37%	1.61%	2.89%
Expected dividend yield	1.56%	1.80%	1.78%
Expected share price volatility	29.60%	24.10%	23.30%
Expected term (years)	6.5	6.8	6.1
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
Cash received from option exercises for the years ended December 31, 2021, 2020 and 2019 was $29.3 million, $30.8 million and $15.5 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $6.2 million, $2.9 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2021:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2021	0.7	$42.52
Granted	0.3	56.42
Vested	(0.3)	41.56
Forfeited	(0.1)	47.06
Outstanding as of December 31, 2021	0.6	$47.78
As of December 31, 2021, there was $23.4 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2020 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019, was $10.5 million, $11.2 million and $9.3 million, respectively. For the year ended December 31, 2021, there was $0.6 million of tax benefit realized. For the year ended December 31, 2020, no tax benefit was realized. The actual tax benefit realized for the year ended December 31, 2019, was $0.1 million.
Performance share units
The following table summarizes performance share unit activity under all plans for the year ended December 31, 2021:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2021	0.4	$42.78
Granted	0.1	52.56
Vested	(0.1)	45.42
Outstanding as of December 31, 2021	0.4	$45.55
The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. As of December 31, 2021, there was $15.3 million of unrecognized compensation cost related to performance share compensation arrangements granted under the 2020 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. There were $0.1 million, $0.1 million, and $0.2 million of actual tax benefits realized for the years ended December 31, 2021, 2020, and 2019, respectively.

14.    Segment Information
We classify our operations into the following business segments:
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
Financial information by reportable segment is included in the following summary:

	2021	2020	2019	2021	2020	2019
In millions	Net sales			Segment income (loss)
Consumer Solutions	$2,341.9	$1,742.9	$1,611.7	$554.4	$419.1	$379.6
Industrial & Flow Technologies	1,421.4	1,273.6	1,344.1	213.3	164.6	199.0
Other	1.5	1.3	1.4	(81.8)	(66.1)	(62.3)
Consolidated (1)	$3,764.8	$3,017.8	$2,957.2	$685.9	$517.6	$516.3
(1) One customer in the Consumer Solutions’ pool business represented approximately 20%, 15%, and 15% of our consolidated net sales in 2021, 2020 and 2019, respectively.

	2021	2020	2019	2021	2020	2019	2021	2020	2019
In millions	Identifiable assets (1)			Capital expenditures			Depreciation
Consumer Solutions	$2,823.0	$2,327.9	$2,329.9	$32.5	$27.4	$31.2	$23.7	$21.4	$21.8
Industrial & Flow Technologies	1,716.4	1,661.7	1,562.8	23.0	26.6	20.3	21.4	19.8	21.0
Other	214.2	207.6	246.8	4.7	8.2	7.0	6.1	5.5	5.5
Consolidated	$4,753.6	$4,197.2	$4,139.5	$60.2	$62.2	$58.5	$51.2	$46.7	$48.3
(1) All cash and cash equivalents are included in “Other.”

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

In millions	2021	2020	2019
Segment income	$685.9	$517.6	$516.3
Restructuring and other costs	(7.5)	(15.4)	(21.0)
Transformation costs	(11.7)	—	—
Inventory step-up	(2.3)	—	(2.2)
Intangible amortization	(26.3)	(28.4)	(31.7)
Pension and other post-retirement mark-to-market gain (loss)	2.4	(6.7)	3.4
Asset impairment	—	—	(21.2)
Gain (loss) on sale of businesses	1.4	(0.1)	2.2
Interest expense, net	(12.5)	(23.9)	(30.1)
Deal related costs and expenses	(7.9)	(0.6)	(4.2)
COVID-19 related costs and expenses	(0.6)	(10.4)	—
Legal settlement and accrual adjustments	7.6	—	—
Other expense	(1.7)	—	(4.0)
Income from continuing operations before income taxes	$626.8	$432.1	$407.5

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
While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation and applicable accounting rules. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in the notes to our consolidated financial statements could change in the future.
Environmental matters
We have been named as defendant, target or a potentially responsible party in a number of environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2021, our recorded reserves for environmental matters were not material.
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

These operating lease right-of-use (“ROU”) assets are included in Other non-current assets on the Consolidated Balance Sheets, and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments arising from the lease are included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As we cannot readily determine the rate implicit in the lease, we use our incremental borrowing rate, determined by country of lease origin, based on the anticipated lease term at the commencement date in determining the present value of lease payments. The ROU asset also excludes any accrued lease payments and unamortized lease incentives.
For measurement and classification of lease agreements, we group lease and non-lease components into a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as one lease cost.

The components of lease cost were as follows:

In millions	December 31, 2021	December 31, 2020
Operating lease cost	$37.2	$32.5
Sublease income	(1.0)	(1.0)
Total lease cost	$36.2	$31.5
Supplemental cash flow information related to leases was as follows:

In millions	December 31, 2021	December 31, 2020
Operating cash flows from operating leases	$41.5	$28.5
Right-of-use assets obtained in exchange for lease obligations	$12.2	$13.6

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Other information related to leases was as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term of operating leases (years)	4.1	4.7
Weighted-average discount rate of operating leases	5.1%	5.5%
Future minimum lease commitments under non-cancelable operating leases as of December 31, 2021 were as follows:

In millions
2022	$29.5
2023	25.3
2024	19.7
2025	9.6
2026	6.0
Thereafter	7.7
Total lease payments	97.8
Less: imputed interest	(9.6)
Total	$88.2
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
The changes in the carrying amount of service and product warranties were as follows:

	Years ended December 31
In millions	2021	2020	2019
Beginning balance	$37.0	$32.1	$33.9
Service and product warranty provision	55.6	55.5	53.8
Payments	(51.8)	(51.1)	(55.5)
Foreign currency translation	(0.3)	0.5	(0.1)
Ending balance	$40.5	$37.0	$32.1

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
As of December 31, 2021 and 2020, the outstanding value of bonds, letters of credit and bank guarantees totaled $104.5 million and $99.1 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2022 annual general meeting of shareholders under the captions “Corporate Governance Matters” and “Proposal 1 Re-elect Director Nominees” and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2022 annual general meeting of shareholders under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Corporate Governance Matters - Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2022 annual general meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.
The following table summarizes, as of December 31, 2021, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2020 Share and Incentive Plan	777,309	(1)	$53.28	(2)	5,151,819	(3)
2012 Stock and Incentive Plan	2,597,495	(4)	41.04	(2)	360,068	(5)
Total	3,374,804		$42.63	(2)	5,511,887
(1)Consists of 307,572 shares subject to stock options, 337,364 shares subject to restricted stock units, and 132,373 shares subject to performance share awards.
(2)Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2020 Share and Incentive Plan.
(4)Consists of 2,066,108 shares subject to stock options, 291,305 shares subject to restricted stock units, and 240,082 shares subject to performance share awards.
(5)The 2012 Stock and Incentive Plan was terminated in 2020. Stock options, restricted stock units and performance share awards previously granted under the 2012 Stock and Incentive Plan remain outstanding, but no further options or shares may be granted under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2022 annual general meeting of shareholders under the captions “Proposal 1 Re-elect Director Nominees - Director Independence” and “Corporate Governance Matters - The Board’s Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2022 annual general meeting of shareholders under the caption “Proposal 3 Ratify, by Nonbinding, Advisory Vote, the Appointment of Deloitte & Touche LLP (PCAOB ID No. 34) as the Independent Auditor of Pentair plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor’s Remuneration” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule
None.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
The exhibits of this Annual Report on Form 10-K included herein are set forth below.

Exhibit Number	Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Pentair plc (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 9, 2017 (File No. 001-11625)).

4.1	Indenture, dated as of September 24, 2012, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.) (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.2	Second Supplemental Indenture, dated as of September 24, 2012, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.) (as Issuer), Pentair Ltd. (as Guarantor), Pentair, Inc. and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.3	Sixth Supplemental Indenture, dated as of May 20, 2014, among Pentair Finance S.A., Pentair Ltd., Pentair Investments Switzerland GmbH, Pentair plc and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 20, 2014 (File No. 001-11625)).

4.4	Seventh Supplemental Indenture, dated as of May 26, 2017, among Pentair Finance S.A., Pentair plc, Pentair Investments Switzerland GmbH and Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

4.5
Amended and Restated Credit Agreement, dated as of December 16, 2021, among Pentair plc, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on December 20, 2021 (File No. 001-11625)).

4.6	Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.7	Third Supplemental Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.8	Fifth Supplemental Indenture, dated as of May 26, 2017, among Pentair Finance S.A., Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

4.9	Sixth Supplemental Indenture, dated as of June 21, 2019, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 21, 2019 (File No. 001-11625)).

4.10	Seventh Supplemental Indenture, dated as of June 22, 2020, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Pentair plc filed with the Commission on July 23, 2020 (File No. 001-11625)).

4.11	Eighth Supplemental Indenture, dated as of June 22, 2020, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Successor Parent Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and Wells Fargo Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Pentair plc filed with the Commission on July 23, 2020 (File No. 001-11625)).

4.12	Description of Securities.

10.1
Tax Matters Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

10.2	Pentair plc 2012 Stock and Incentive Plan, as amended and restated effective as of January 1, 2017. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.3	Form of Executive Officer Stock Option Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.4	Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.5	Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.6	Form of Key Executive Employment and Severance Agreement for John L. Stauch (Incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.7	Form of Key Executive Employment and Severance Agreement for Karla C. Robertson, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti, Mario R. D’Ovidio and Stephen J. Pilla (Incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.8	Form of Key Executive Employment and Severance Agreement for Adrian C. Chiu.*

10.9	Pentair plc Compensation Plan for Non-Employee Directors, as amended and restated (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.10	Pentair plc Employee Stock Purchase and Bonus Plan, as amended and restated effective as of January 1, 2021. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2020 (File No. 001-11625)).*

10.11	Pentair, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2018 (File No. 001-11625)).*

10.12	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.13	Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.14	Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.15	Form of Deed of Indemnification for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.16	Form of Indemnification Agreement for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.17	Form of Executive Officer Key Talent Award Agreement for grants made prior to May 5, 2020 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.18
Form of Executive Officer Stock Option Grant Agreement for grants made on or after January 1, 2017 and prior to February 26, 2018 (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.19	Form of Executive Officer Restricted Stock Unit Award Agreement for grants made on or after February 26, 2018 and prior to May 5, 2020 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.20	Form of Executive Officer Stock Option Award Agreement for grants made on or after February 26, 2018 and prior to May 5, 2020 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.21	Form of Executive Officer Performance Stock Unit Award Agreement for grants made on or after January 1, 2019 and prior to May 5, 2020 (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2018 (File No. 001-11625)).*

10.22	Pentair plc 2020 Share and Incentive Plan, effective as of May 5, 2020 (Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of Pentair plc filed on March 20, 2020 (File No. 001-11625)).*

10.23
Form of Employee Restricted Stock Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.24
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.25	Form of Key Talent Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.26	Form of Stock Option Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.27
Form of Performance Share Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.28	Pentair plc Executive Officer Severance Plan (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2020 (File No. 001-11625)).*

10.29	Amendment No. 1 to the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2020 (File No. 001-11625)).*

10.30
Amendment to Key Executive Employment and Severance Agreement, as of January 1, 2021, for John L. Stauch, Karla C. Robertson, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti, Mario R. D’Ovidio and Stephen J. Pilla (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2020 (File No. 001-11625)).*

21	List of Pentair plc subsidiaries.

22
List of Guarantors and Subsidiary Issuers of Guaranteed Securities. (Incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2021 (File No. 001-11625)).

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair plc’s Annual Report on Form 10-K for the year ended December 31, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (ii) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019 and (v) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2022.

PENTAIR PLC

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 22, 2022.

Signature	Title
/s/ John L. Stauch	President and Chief Executive Officer, Director
John L. Stauch

/s/ Robert P. Fishman	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Robert P. Fishman

*	Director
Mona Abutaleb Stephenson

*	Director
Melissa Barra

*	Director
Glynis A. Bryan

*	Director
T. Michael Glenn

*	Director
Theodore L. Harris

*	Director
David A. Jones

*	Director
Gregory E. Knight

*	Director
Michael T. Speetzen

*	Director
Billie I. Williamson

*By	/s/ Karla C. Robertson
Karla C. Robertson
Attorney-in-fact