Form 10-Q
period 2022-03-31
PENTAIR plc
filed 2022-04-21
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
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

On March 31, 2022, 165,399,674 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2022	March 31, 2021
Net sales	$999.6	$865.9
Cost of goods sold	667.4	550.7
Gross profit	332.2	315.2
Selling, general and administrative expenses	164.1	136.6
Research and development expenses	22.3	21.5
Operating income	145.8	157.1
Other expense:
Net interest expense	5.7	5.1
Other expense	0.1	0.4
Income from continuing operations before income taxes	140.0	151.6
Provision for income taxes	21.5	20.5
Net income from continuing operations	118.5	131.1
Loss from discontinued operations, net of tax	(0.9)	(2.5)
Net income	$117.6	$128.6
Comprehensive income, net of tax
Net income	$117.6	$128.6
Changes in cumulative translation adjustment	(7.4)	(20.7)
Changes in market value of derivative financial instruments, net of tax	6.6	17.0
Comprehensive income	$116.8	$124.9
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.72	$0.79
Discontinued operations	(0.01)	(0.02)
Basic earnings per ordinary share	$0.71	$0.77
Diluted
Continuing operations	$0.71	$0.78
Discontinued operations	(0.01)	(0.01)
Diluted earnings per ordinary share	$0.70	$0.77
Weighted average ordinary shares outstanding
Basic	165.3	166.2
Diluted	166.5	167.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$102.3	$94.5
Accounts receivable, net of allowances of $12.0 and $9.1, respectively	648.6	534.3
Inventories	656.2	562.9
Other current assets	134.6	112.3
Total current assets	1,541.7	1,304.0
Property, plant and equipment, net	315.0	310.0
Other assets
Goodwill	2,493.4	2,504.5
Intangibles, net	420.0	428.0
Other non-current assets	205.8	207.1
Total other assets	3,119.2	3,139.6
Total assets	$4,975.9	$4,753.6
Liabilities and Equity
Current liabilities
Accounts payable	$396.8	$385.7
Employee compensation and benefits	102.0	140.1
Other current liabilities	515.6	525.9
Total current liabilities	1,014.4	1,051.7
Other liabilities
Long-term debt	1,091.1	894.1
Pension and other post-retirement compensation and benefits	91.8	93.2
Deferred tax liabilities	85.1	89.8
Other non-current liabilities	189.6	202.9
Total liabilities	2,472.0	2,331.7
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.4 and 165.1 issued at March 31, 2022 and December 31, 2021, respectively	1.7	1.7
Additional paid-in capital	1,584.3	1,582.7
Retained earnings	1,132.6	1,051.4
Accumulated other comprehensive loss	(214.7)	(213.9)
Total equity	2,503.9	2,421.9
Total liabilities and equity	$4,975.9	$4,753.6
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2022	March 31, 2021
Operating activities
Net income	$117.6	$128.6
Loss from discontinued operations, net of tax	0.9	2.5
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.5)	(0.2)
Depreciation	13.0	12.7
Amortization	6.6	7.1
Deferred income taxes	(3.7)	(2.8)
Share-based compensation	6.9	5.6
Amortization of bridge financing fees	2.6	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(116.1)	(202.4)
Inventories	(95.1)	(12.5)
Other current assets	(23.5)	(16.6)
Accounts payable	10.4	54.8
Employee compensation and benefits	(37.5)	(14.8)
Other current liabilities	(12.4)	17.7
Other non-current assets and liabilities	(0.7)	1.5
Net cash used for operating activities of continuing operations	(131.5)	(18.8)
Net cash used for operating activities of discontinued operations	—	(0.2)
Net cash used for operating activities	(131.5)	(19.0)
Investing activities
Capital expenditures	(17.7)	(13.2)
Proceeds from sale of property and equipment	—	3.4
Acquisitions, net of cash acquired	(1.4)	—
Net cash used for investing activities	(19.1)	(9.8)
Financing activities
Net borrowings of revolving long-term debt	199.6	92.4
Debt issuance costs	(5.8)	—
Shares issued to employees, net of shares withheld	(5.3)	(0.2)
Repurchases of ordinary shares	—	(9.6)
Dividends paid	(34.7)	(33.3)
Payments upon the maturity of cross currency swaps	—	(14.7)
Net cash provided by financing activities	153.8	34.6
Effect of exchange rate changes on cash and cash equivalents	4.6	7.1
Change in cash and cash equivalents	7.8	12.9
Cash and cash equivalents, beginning of period	94.5	82.1
Cash and cash equivalents, end of period	$102.3	$95.0
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2021	165.1	$1.7	$1,582.7	$1,051.4	$(213.9)	$2,421.9
Net income	—	—	—	117.6	—	117.6
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Dividends declared, $0.21 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	—	—	0.5	—	—	0.5
Issuance of restricted shares, net of cancellations	0.4	—	(2.2)	—	—	(2.2)
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.9	—	—	6.9
Balance - March 31, 2022	165.4	$1.7	$1,584.3	$1,132.6	$(214.7)	$2,503.9

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2020	166.1	$1.7	$1,680.7	$631.2	$(207.3)	$2,106.3
Net income	—	—	—	128.6	—	128.6
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Dividends declared, $0.20 per share	—	—	—	(33.3)	—	(33.3)
Share repurchases	(0.2)	—	(9.6)	—	—	(9.6)
Exercise of options, net of shares tendered for payment	0.1	—	5.2	—	—	5.2
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(5.3)	—	—	(5.3)
Share-based compensation	—	—	5.6	—	—	5.6
Balance - March 31, 2021	166.2	$1.7	$1,676.6	$726.5	$(211.0)	$2,193.8
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
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
In 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has had and may continue to have an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the effectiveness of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. We may continue to experience reduced customer demand in certain parts of our business, impacts to our operations, or constrained labor and/or supply that could materially and adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021
U.S.	$706.0	$586.6
Western Europe	117.9	115.3
Developing (1)	110.6	105.4
Other Developed (2)	65.1	58.6
Consolidated net sales	$999.6	$865.9
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Residential	$682.8	$571.7
Commercial	149.7	137.6
Industrial	167.1	156.6
Consolidated net sales	$999.6	$865.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Performance obligations
On March 31, 2022, we had $73.9 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	March 31, 2022	December 31, 2021	$ Change	% Change
Contract assets	$48.6	$48.8	$(0.2)	(0.4)%
Contract liabilities	38.5	39.4	(0.9)	(2.3)%
Net contract assets	$10.1	$9.4	$0.7	7.4%

The $0.7 million increase in net contract assets from December 31, 2021 to March 31, 2022 was primarily the result of timing of milestone payments and the recognition of $1.1 million of impairment losses on our contract assets in the first quarter of 2022 related to our exit of business activity in Russia. Approximately 50% of our contract liabilities at December 31, 2021 were recognized in revenue in the first quarter of 2022.

3.Acquisitions
On March 2, 2022, as part of our Consumer Solutions reporting segment, we entered into a definitive agreement with Welbilt, Inc. (“Welbilt”) to acquire the issued and outstanding equity securities of certain subsidiaries of Welbilt and certain other assets, rights, and properties, and assume certain liabilities, comprising Welbilt’s Manitowoc Ice business (“Manitowoc Ice”), for an aggregate purchase price of $1.6 billion, subject to customary adjustments contemplated by the definitive agreement. We expect to fund the purchase price for the acquisition with new debt that we anticipate to be investment grade, including the Term Loan Facility (as defined below). We expect to close our Manitowoc Ice acquisition in the second or third quarter of 2022, subject to customary closing conditions and necessary regulatory approvals.

In October 2021, as part of both of our Consumer Solutions and Industrial & Flow Technologies reporting segments, we completed the acquisition of Pleatco Holdings, LLC and related entities for $256.9 million in cash, net of cash acquired and working capital true-ups. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $139.5 million, $137.5 million of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $97.9 million of definite-lived customer relationships with an estimated useful life of 17 years.

In May 2021, as part of our Consumer Solutions reporting segment, we completed the acquisition of Ken’s Beverage, Inc. for $82.2 million in cash, net of cash acquired and working capital true-ups. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $28.3 million, all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $38.0 million of definite-lived customer relationships with an estimated useful life of 22 years.

The pro forma impact of these acquisitions is not material.

4.Share Plans
Total share-based compensation expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Restricted stock units	$3.6	$3.4
Stock options	1.0	0.9
Performance share units	2.3	1.3
Total share-based compensation expense	$6.9	$5.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
In the first quarter of 2022, we issued our annual share-based compensation grants under the Pentair plc 2020 Share and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.6 million, of which 0.3 million were restricted stock units (“RSUs”), 0.2 million were stock options and 0.1 million were performance share units (“PSUs”). The weighted-average grant date fair value of the RSUs, stock options and PSUs issued was $60.78, $17.92, and $68.28, respectively.

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2022 Annual Grant
Risk-free interest rate	1.18%
Expected dividend yield	1.14%
Expected share price volatility	29.60%
Expected term (years)	6.4
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

During the three months ended March 31, 2022, we initiated and continued execution of actions aimed at reducing our fixed cost structure and realigning our business associated with restructuring and the Transformation Program.

Restructuring and transformation-related costs within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Restructuring Initiatives
Severance and related costs	$1.9	$0.9
Other restructuring costs (1)	—	0.2
Total restructuring costs	1.9	1.1
Transformation Program
Transformation costs (2)	5.5	—
Total restructuring and transformation costs	$7.4	$1.1
(1) Other restructuring costs primarily consist of asset impairment and various contract termination costs.
(2) Transformation costs primarily consist of professional services and project management and related costs.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Restructuring and transformation costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Consumer Solutions	$1.3	$0.5
Industrial & Flow Technologies	0.6	0.5
Other	5.5	0.1
Consolidated	$7.4	$1.1

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2022:

In millions	March 31, 2022
Beginning balance	$10.7
Costs incurred	1.9
Cash payments and other	(3.1)
Ending balance	$9.5
6.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2022	March 31, 2021
Net income	$117.6	$128.6
Net income from continuing operations	$118.5	$131.1
Weighted average ordinary shares outstanding
Basic	165.3	166.2
Dilutive impact of stock options, restricted stock units and performance share units	1.2	1.5
Diluted	166.5	167.7
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.72	$0.79
Discontinued operations	(0.01)	(0.02)
Basic earnings per ordinary share	$0.71	$0.77
Diluted
Continuing operations	$0.71	$0.78
Discontinued operations	(0.01)	(0.01)
Diluted earnings per ordinary share	$0.70	$0.77
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.5	0.3

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
Activity related to our allowance for credit losses is summarized as follows for the three months ended March 31, 2022:

In millions	March 31, 2022
Beginning balance	$9.1
Bad debt expense	2.5
Write-offs, net of recoveries	(0.2)
Other (1)	0.6
Ending balance	$12.0
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	March 31, 2022	December 31, 2021
Inventories
Raw materials and supplies	$357.3	$290.3
Work-in-process	92.4	77.4
Finished goods	206.5	195.2
Total inventories	$656.2	$562.9
Other current assets
Cost in excess of billings	$48.6	$48.8
Prepaid expenses	79.7	57.1
Other current assets	6.3	6.4
Total other current assets	$134.6	$112.3
Property, plant and equipment, net
Land and land improvements	$34.6	$34.8
Buildings and leasehold improvements	194.1	194.5
Machinery and equipment	613.7	607.3
Capitalized software	68.9	66.5
Construction in progress	66.2	62.8
Total property, plant and equipment	977.5	965.9
Accumulated depreciation and amortization	662.5	655.9
Total property, plant and equipment, net	$315.0	$310.0
Other non-current assets
Right-of-use lease assets	$81.6	$84.5
Deferred income taxes	23.1	23.1
Deferred compensation plan assets	23.7	25.6
Foreign currency contract assets	9.7	7.2
Other non-current assets	67.7	66.7
Total other non-current assets	$205.8	$207.1
Other current liabilities
Dividends payable	$34.7	$33.0
Accrued warranty	41.3	40.5
Accrued rebates and incentives	169.7	198.7
Accrued freight	46.2	36.5
Billings in excess of cost	30.0	31.2
Current lease liability	26.5	25.6
Income taxes payable	31.1	32.0
Accrued restructuring	9.5	10.7
Other current liabilities	126.6	117.7
Total other current liabilities	$515.6	$525.9
Other non-current liabilities
Long-term lease liability	$58.4	$62.6
Income taxes payable	34.0	34.1
Self-insurance liabilities	44.6	42.6
Deferred compensation plan liabilities	23.7	25.6
Foreign currency contract liabilities	1.1	9.5
Other non-current liabilities	27.8	28.5
Total other non-current liabilities	$189.6	$202.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2021	Purchase Accounting Adjustments	Foreign currency translation	March 31, 2022
Consumer Solutions	$1,722.5	$1.0	$(3.4)	$1,720.1
Industrial & Flow Technologies	782.0	0.4	(9.1)	773.3
Total goodwill	$2,504.5	$1.4	$(12.5)	$2,493.4
Identifiable intangible assets consisted of the following:

	March 31, 2022			December 31, 2021
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$556.8	$(323.7)	$233.1	$558.8	$(320.1)	$238.7
Proprietary technology and patents	46.1	(32.7)	13.4	46.3	(32.1)	14.2
Total definite-life intangibles	602.9	(356.4)	246.5	605.1	(352.2)	252.9
Indefinite-life intangibles
Trade names	173.5	—	173.5	175.1	—	175.1
Total intangibles	$776.4	$(356.4)	$420.0	$780.2	$(352.2)	$428.0
Identifiable intangible asset amortization expense was $6.6 million and $7.1 million for the three months ended March 31, 2022 and 2021, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2022 and the next five years is as follows:

	Q2-Q4
	2022	2023	2024	2025	2026	2027
Estimated amortization expense	$16.8	$21.0	$20.5	$20.5	$19.2	$17.9
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2022	Maturity Year	March 31, 2022	December 31, 2021
Revolving credit facilities	1.455%	2026	$395.0	$195.0
Term loans	1.948%	2024	200.0	200.0
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(11.5)	(8.5)
Total debt			$1,091.1	$894.1
(1) Senior notes are guaranteed as to payment by Pentair plc.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
As of March 31, 2022, total availability under the Senior Credit Facility was $505.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In connection with entering into the definitive agreement to acquire Manitowoc Ice, Pentair and PFSA entered into a commitment letter, dated March 2, 2022 (the “Commitment Letter”), pursuant to which, among other things, the lenders have committed to provide debt financing for the acquisition of Manitowoc Ice, consisting of a senior unsecured bridge facility of $1.6 billion (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. The Bridge Facility will be subject to mandatory reduction and prepayment for 100% of the net cash proceeds from the issuance of any debt and other of our securities, other specified events and the Term Loan Facility (as defined below), subject to certain exceptions.
On March 24, 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair and PFSA entered into a Loan Agreement among PFSA, as borrower, Pentair, as guarantor, and the lenders and agents party thereto, providing for a five-year $600.0 million senior unsecured term loan facility (the “Term Loan Facility”). PFSA and Pentair intend to borrow the full $600.0 million aggregate principal amount available under the Term Loan Facility to finance a portion of the purchase price in the Manitowoc Ice acquisition and to pay related fees and expenses.
The aggregate principal amount of the commitments under the Term Loan Facility have replaced a corresponding amount of the commitments in respect of the Bridge Facility in accordance with the terms of the Commitment Letter. As a result, the remaining commitment under the Bridge Facility was $1.0 billion as of March 31, 2022. No borrowings or loans were outstanding under the Bridge Facility or the Term Loan Facility as of March 31, 2022.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility and the Term Loan Facility. The Senior Credit Facility and the Term Loan Facility contain covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters (each, a “testing period”) to exceed 3.75 to 1.00 (or, at PFSA’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility and the Term Loan Facility provide for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.5 million, of which there were no outstanding borrowings at March 31, 2022. Borrowings under these credit facilities bear interest at variable rates.

We have $88.3 million of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of March 31, 2022 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2022 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2022	2023	2024	2025	2026	2027	Thereafter	Total
Contractual debt obligation maturities	$88.3	$—	$200.0	$19.3	$395.0	$—	$400.0	$1,102.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
At March 31, 2022 and December 31, 2021, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $10.3 million and $14.7 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At March 31, 2022 and December 31, 2021, we had outstanding cross currency swap agreements with a combined notional amount of $776.0 million and $794.4 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency gains of $13.9 million and $7.3 million at March 31, 2022 and December 31, 2021, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2022		December 31, 2021
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$595.0	$595.0	$395.0	$395.0
Fixed rate debt	507.6	522.2	507.6	564.3
Total debt	$1,102.6	$1,117.2	$902.6	$959.3
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$9.7	$—	$—	$9.7
Foreign currency contract liabilities	—	(1.1)	—	—	(1.1)
Deferred compensation plan assets	11.2	—	—	12.5	23.7
Total recurring fair value measurements	$11.2	$8.6	$—	$12.5	$32.3

	December 31, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$7.2	$—	$—	$7.2
Foreign currency contract liabilities	—	(9.5)	—	—	(9.5)
Deferred compensation plan assets	13.6	—	—	12.0	25.6
Total recurring fair value measurements	$13.6	$(2.3)	$—	$12.0	$23.3
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
The effective income tax rate for the three months ended March 31, 2022 was 15.4%, compared to 13.5% for the three months ended March 31, 2021. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The total gross liability for uncertain tax positions was $36.7 million and $37.3 million at March 31, 2022 and December 31, 2021, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
13.Benefit Plans
Components of net periodic benefit expense for our pension plans for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Service cost	$0.6	$0.7
Interest cost	0.6	0.5
Expected return on plan assets	(0.1)	(0.1)
Net periodic benefit expense	$1.1	$1.1

Components of net periodic benefit expense for our other post-retirement plans for the three months ended March 31, 2022 and 2021 were not material.

14.Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three months ended March 31, 2022, no ordinary shares were repurchased. As of March 31, 2022, we had $650.0 million available for share repurchases under this authorization.

Dividends payable
On February 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.21, payable on May 6, 2022 to shareholders of record at the close of business on April 22, 2022. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.7 million at March 31, 2022, compared to $33.0 million at December 31, 2021.
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
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Net sales
Consumer Solutions	$641.2	$521.4
Industrial & Flow Technologies	358.1	344.1
Other	0.3	0.4
Consolidated	$999.6	$865.9
Segment income (loss)
Consumer Solutions	$138.5	$131.0
Industrial & Flow Technologies	52.2	50.0
Other	(18.6)	(16.6)
Consolidated	$172.1	$164.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Segment income	$172.1	$164.4
Deal-related costs and expenses	(6.4)	(0.7)
Restructuring and other	(2.1)	(1.7)
Transformation costs	(5.5)	—
Intangible amortization	(6.6)	(7.1)
Russia business exit costs	(5.9)	—
Legal accrual adjustments	0.7	2.4
Net interest expense	(5.7)	(5.1)
Other expense	(0.6)	(0.6)
Income from continuing operations before income taxes	$140.0	$151.6
16.Commitments and Contingencies
Legal proceedings
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, regulatory or contractual disputes with suppliers, authorities, customers or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability matters, including those relating to the use or installation of our products; consumer matters’ and employment and labor matters.
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
Environmental matters
We have been named as defendant, target or a potentially responsible party in a number of environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of March 31, 2022 and December 31, 2021, our recorded reserves for environmental matters were not material.
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
The changes in the carrying amount of service and product warranties of continuing operations for the three months ended March 31, 2022 were as follows:

In millions	March 31, 2022
Beginning balance	$40.5
Service and product warranty provision	13.3
Payments	(12.5)
Ending balance	$41.3
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
As of March 31, 2022 and December 31, 2021, the outstanding value of bonds, letters of credit and bank guarantees totaled $101.7 million and $104.5 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. All statements made about the Manitowoc Ice acquisition, including the anticipated time for completing the acquisition, and the anticipated benefits of the acquisition are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include our ability to close and fund the Manitowoc Ice acquisition on the expected terms and time schedule, including obtaining regulatory approvals and satisfying other closing conditions; our ability to integrate the Manitowoc Ice acquisition successfully; our ability to retain customers and employees of Manitowoc Ice; the overall impact of the COVID-19 pandemic on our and the Manitowoc Ice business; the duration and severity of the COVID-19 pandemic, the impact of virus variants and the effectiveness of vaccinations; actions that may be taken by us, other businesses and governments to address or otherwise mitigate the impact of the COVID-19 pandemic, including those that may impact our ability to operate our facilities, meet production demands, and deliver products to our customers; the impacts of the COVID-19 pandemic on the global economy, our workforce, customers and suppliers, and customer demand; overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to the conflict between Russia and Ukraine and related sanctions; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and transformation program; risks associated with operating foreign businesses and foreign supply chains; the impact of raw material costs, labor costs and other inflation; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact ability to trade, trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and ESG goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. For the first three months of 2022, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 64% and 36% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:
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
On March 2, 2022, as part of our Consumer Solutions reporting segment, we entered into a definitive agreement with Welbilt, Inc. (“Welbilt”), to acquire the issued and outstanding equity securities of certain subsidiaries of Welbilt and certain other assets, rights, and properties, and assume certain liabilities, comprising Welbilt’s Manitowoc Ice business (“Manitowoc Ice”), for an aggregate purchase price of $1.6 billion, subject to customary adjustments contemplated by the definitive agreement. We expect to fund the purchase price for the acquisition with new debt that we anticipate to be investment grade, including the Term Loan Facility (as defined below). We expect to close our Manitowoc Ice acquisition in the second or third quarter of 2022, subject to customary closing conditions and necessary regulatory approvals.
COVID-19 Pandemic Update
In 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing effects of the COVID-19 pandemic continue to impact global economic conditions. In the first quarter of 2022, we have continued to experience various degrees of supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout 2022.

In connection with the supply chain disruptions described above, we have experienced inflationary increases of certain raw materials, such as metals, resins and electronics (including drives and motors), as well as logistics, transportation and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue throughout 2022.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance in the future will depend on future developments, including the duration, geographic location and intensity of the pandemic, the impact of virus variants, the effectiveness of vaccinations, our continued ability to manufacture and distribute our products, as well as any future actions that may be taken by governmental authorities or by us relating to the pandemic. For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see “Risk Factors - Risks Relating to our Business: The COVID-19 pandemic may have a material negative impact on our business, financial condition, results of operations and cash flows” included in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first three months of 2022 and/or may impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic, the spread of an increasing number of virus variants, the extent of worldwide social, political and economic disruption it may continue to cause and the distribution and effectiveness of vaccines to address the COVID-19 virus. The broader implications of the COVID-19 pandemic that are reasonably likely to impact our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues and the impact of vaccines on it, the impact of virus variants, the effectiveness of vaccinations, the pandemic’s effect on the demand for our products and services, our supply chain, and our manufacturing capacity, as well as the impact of governmental regulations imposed in response to the pandemic. See further discussion above under “COVID-19 Pandemic Update” for key trends and uncertainties with regard to the COVID-19 pandemic.
•During 2021 and the first three months of 2022, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2022 and to drive margin growth.

•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. We expect to implement Transformation Program initiatives and incur transformation costs throughout the remainder of 2022 and beyond.
•During the first three months of 2022, we continued to experience supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout the remainder of 2022, which may continue thereafter and could negatively impact our results of operations.
•During the first three months of 2022, we continued to experience inflationary increases in costs of raw materials such as metals, resins and electronics (including drives and motors), as well as increases in logistics, transportation and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue throughout the remainder of 2022, which may continue thereafter and could negatively impact our results of operations.
•At the end of the first quarter of 2022, our backlog, including in our pool business, remained materially consistent with the backlog at the end of 2021. While we are continuing to work through our backlog, customer orders in our pool business may be cancelled to better reflect mix of products, meet anticipated demand and allow us to better utilize plant capacity.
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
•Delivering income and cash by managing price/cost inflation, prioritizing growth investments and addressing the cost structures as necessary;
•Continued focus on capital allocation through:
◦Commitment to maintain our investment grade rating;
◦Return of cash to shareholders through dividends and share repurchases; and
◦Supplement our business with strategically-aligned mergers and acquisitions;
•Focused growth initiatives that accelerate our investments in digital, technology and services expansion;
•Implementation of Transformation Program initiatives that will drive operational excellence, reduce complexity and improve our organizational structure; and
•Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021	$ Change	% / Point Change
Net sales	$999.6	$865.9	$133.7	15.4%
Cost of goods sold	667.4	550.7	116.7	21.2%
Gross profit	332.2	315.2	17.0	5.4%
% of net sales	33.2%	36.4%		(3.2)	pts

Selling, general and administrative expenses	164.1	136.6	27.5	20.1%
% of net sales	16.4%	15.8%		0.6	pts
Research and development expenses	22.3	21.5	0.8	3.7%
% of net sales	2.2%	2.5%		(0.3)	pts

Operating income	145.8	157.1	(11.3)	(7.2)%
% of net sales	14.6%	18.1%		(3.5)	pts

Other expense	0.1	0.4	(0.3)	N.M.
Net interest expense	5.7	5.1	0.6	11.8%

Income from continuing operations before income taxes	140.0	151.6	(11.6)	(7.7)%
Provision for income taxes	21.5	20.5	1.0	4.9%
Effective tax rate	15.4%	13.5%		1.9	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2022
over the prior year period
Volume	2.3%
Price	10.1
Core growth	12.4
Acquisition	4.3
Currency	(1.3)
Total	15.4%
The 15.4 percent increase in net sales in the first quarter of 2022 from 2021 was primarily driven by:
•increases in selling prices to mitigate a rise in inflationary cost;
•volume increase in our Consumer Solutions segment mainly driven by our pool business; and
•increased sales in the first quarter of 2022 from the acquisitions of Pleatco Holdings, LLC (“Pleatco”) and Ken’s Beverage, Inc (“KBI”) in 2021.

The increase was partially offset by:
•volume decrease in our Industrial & Flow Technologies segment primarily driven by our residential and irrigation flow businesses; and
•unfavorable foreign currency effects compared to the first quarter of the prior year.
Gross profit
The 3.2 percentage point decrease in gross profit as a percentage of net sales in the first three months of 2022 from 2021 was primarily driven by:
•inflationary cost increases due to tight supply of raw materials such as metals, resins, and electronics;
•higher logistics and labor costs due to increased demand, additional headcount and factory labor wage increases; and
•a charge of $1.7 million recorded in the first quarter of 2022 for the write-off of inventory and costs related to contracts and orders that we will no longer fulfill in light of our exiting of business activity and sales in Russia.
The decrease was partially offset by:
•selective increases in selling prices to mitigate impacts of inflation.
Selling, general and administrative expenses (“SG&A”)
The 0.6 percentage point increase in SG&A as a percentage of net sales in the first quarter of 2022 from 2021 was primarily driven by:
•transformation costs of $5.5 million in the first quarter of 2022, compared to none in the first quarter of 2021;
•deal-related costs and expenses of $6.4 million in the first quarter of 2022, compared to $0.7 million in the same period of the prior year;
•a charge of $4.2 million recorded in the first quarter of 2022 for the write-off of uncollectible accounts receivable and other costs incurred in light of our exiting of business activity and sales in Russia; and
•higher labor costs due to additional headcount compared to the prior year.
Net interest expense
The 11.8 percent increase in net interest expense in the first quarter of 2022 from 2021 was primarily driven by:
•debt issuance costs of $2.6 million incurred during the first quarter of 2022 related to financing commitments for a bridge loan facility established in connection with the definitive agreement to purchase Manitowoc Ice.
The increase was partially offset by:
•€100.0 million cross-currency swap executed in February 2021; and
•the weakening of the Euro compared to the same period of the prior year resulting in less interest expense on the outstanding cross currency swaps in the first quarter of 2022.
Provision for income taxes
The 1.9 percentage point increase in the effective tax rate in the first quarter of 2022 from 2021 was primarily driven by:
•the unfavorable mix of global earnings.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of our two reportable segments (Consumer Solutions and Industrial & Flow Technologies). Each of these segments is comprised of various product offerings that serve multiple end users.

We evaluate performance based on net sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition-related expenses, costs of restructuring and transformation activities, impairments and other unusual non-operating items.

Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021	% / Point Change
Net sales	$641.2	$521.4	23.0%
Segment income	138.5	131.0	5.7%
% of net sales	21.6%	25.1%	(3.5)	pts
Net sales
The components of the change in Consumer Solutions net sales from the prior period were as follows:

Three months ended March 31, 2022
over the prior year period
Volume	4.9%
Price	11.8
Core growth	16.7
Acquisition	6.9
Currency	(0.6)
Total	23.0%
The 23.0 percent increase in net sales for Consumer Solutions in the first quarter of 2022 from 2021 was primarily driven by:
•increases in selling prices to mitigate impacts of inflation;
•increased sales due to the Pleatco and KBI acquisitions that occurred in 2021; and
•increased sales volume mainly in our pool business as a result of an increase in available capacity.
This increase was partially offset by:
•unfavorable foreign currency effects compared to the first quarter of the prior year.
Segment income
The components of the change in Consumer Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2022
	over the prior year period
Growth/Price/Acquisition	8.1	pts
Inflation	(12.2)
Productivity	0.6
Total	(3.5)	pts
The 3.5 percentage point decrease in segment income for Consumer Solutions as a percentage of net sales in the first quarter of 2022 from 2021 was primarily driven by:
•inflationary cost increases due to high demand and limited supply of raw materials such as metals, resins, and electronics along with increased logistics and labor costs.
The decrease was partially offset by:
•increases in selling prices to mitigate the impacts of inflation; and
•increased volume and productivity primarily in our pool business.

Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021	% / Point Change
Net sales	$358.1	$344.1	4.1%
Segment income	52.2	50.0	4.4%
% of net sales	14.6%	14.5%	0.1	pts
Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

Three months ended March 31, 2022
over the prior year period
Volume	(1.6)%
Price	7.6
Core growth	6.0
Acquisition	0.4
Currency	(2.3)
Total	4.1%
The 4.1 percent increase in net sales for Industrial & Flow Technologies in the first quarter of 2022 from 2021 was primarily driven by:
•increases in selling prices to mitigate inflationary cost increases; and
•increased sales volume in our industrial solutions business due to the Pleatco acquisition as well as continued recovery in our project sales.
This increase was partially offset by:
•decreased sales volume in our residential and irrigation flow businesses due to exiting a small product line and labor constraints; and
•unfavorable foreign currency effects in the first quarter compared to the same period of the prior year.
Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2022
	over the prior year period
Growth/Price/Acquisition	7.6	pts
Inflation	(7.0)
Productivity	(0.5)
Total	0.1	pts

The 0.1 percentage point increase in segment income for Industrial & Flow Technologies as a percentage of net sales in the first quarter of 2022 from 2021 was primarily driven by:
•increases in selling prices to mitigate inflationary cost increases; and
•improved sales mix in our commercial and infrastructure flow businesses.
This increase was partially offset by:
•inflationary cost increases due to high demand and tight supply of metals and resins along with increased logistics due to supply chain constraints and labor costs due to workforce shortages; and
•decreased productivity in our residential and irrigation flow businesses due to workforce shortages.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2022 and drew on our revolving credit facility to fund our operations. This cash usage typically reverses in the second quarter as the seasonality of our businesses peak. We expect historical seasonal patterns to continue and the second quarter of 2022 to generate significant cash to fund our operations.
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
Summary of Cash Flows

	Three months ended
In millions	March 31, 2022	March 31, 2021
Net cash provided by (used for):
Operating activities of continuing operations	$(131.5)	$(18.8)
Investing activities	(19.1)	(9.8)
Financing activities	153.8	34.6
Operating activities
The $131.5 million in net cash used for operating activities of continuing operations in the first three months of 2022 primarily reflects $138.1 million of net income from continuing operations, net of non-cash depreciation and definite-lived intangible amortization. Additionally, we had a cash outflow of $274.2 million as a result of changes in net working capital, primarily the result of increased accounts receivable and inventory balances along with lower employee compensation and benefits accruals compared to December 31, 2021. The change in the accounts receivable balance is due to higher sales during the last month of the first quarter and timing of collections. The increased inventory balance is related to additional purchases to support existing orders. The lower employee compensation and benefits accruals are attributable to the payment of employee incentive compensation in the first quarter.

The $18.8 million in net cash used for operating activities of continuing operations in the first three months of 2021 primarily reflects $150.9 million of net income from continuing operations, net of non-cash depreciation and definite-lived intangible amortization. Additionally, we had a cash outflow of $173.8 million as a result of changes in net working capital, primarily the result of increased accounts receivables due to strong demand in the pool business and early buy programs in anticipation of our distributors’ peak sales season in the second and third quarters.
Investing activities
Net cash used for investing activities in the first three months of 2022 primarily reflects capital expenditures of $17.7 million.
Net cash used for investing activities in the first three months of 2021 reflects capital expenditures of $13.2 million and proceeds from the sale of property and equipment of $3.4 million.
Financing activities
Net cash provided by financing activities in the first three months of 2022 primarily relates to net borrowings of revolving long-term debt of $199.6 million, partially offset by dividend payments of $34.7 million and payments of debt issuance costs of $5.8 million.

Net cash provided by financing activities in the first three months of 2021 primarily relates to net borrowings of revolving long-term debt of $92.4 million, partially offset by $9.6 million of share repurchases, dividend payments of $33.3 million and payments upon the maturity of cross currency swaps of $14.7 million.
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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Net cash used for operating activities of continuing operations	$(131.5)	$(18.8)
Capital expenditures of continuing operations	(17.7)	(13.2)
Proceeds from sale of property and equipment of continuing operations	—	3.4
Free cash flow from continuing operations	(149.2)	(28.6)
Net cash used for operating activities of discontinued operations	—	(0.2)
Free cash flow	$(149.2)	$(28.8)
Debt and Capital
Pentair, Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, which was amended and restated in December 2021, providing for a $900.0 million senior unsecured revolving credit facility and a $200.0 million senior unsecured term loan facility. The revolving credit facility has a maturity date of December 16, 2026 and the term loan facility has a maturity date of December 16, 2024. Borrowings under the Senior Credit Facility bear interest at a rate equal to an adjusted base rate, the London interbank offered rate or the central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of March 31, 2022, total availability under the Senior Credit Facility was $505.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In connection with entering into the definitive agreement to acquire Manitowoc Ice, Pentair and PFSA entered into a commitment letter, dated March 2, 2022 (the “Commitment Letter”), pursuant to which, among other things, the lenders have committed to provide debt financing for the acquisition of Manitowoc Ice, consisting of a senior unsecured bridge facility of

$1.6 billion (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. The Bridge Facility will be subject to mandatory reduction and prepayment for 100% of the net cash proceeds from the issuance of any debt and other of our securities, other specified events and the Term Loan Facility (as defined below), subject to certain exceptions.
On March 24, 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair and PFSA entered into a Loan Agreement among PFSA, as borrower, Pentair, as guarantor, and the lenders and agents party thereto, providing for a five-year $600.0 million senior unsecured term loan facility (the “Term Loan Facility”). PFSA and Pentair intend to borrow the full $600.0 million aggregate principal amount available under the Term Loan Facility to finance a portion of the purchase price in the Manitowoc Ice acquisition and to pay related fees and expenses.
The aggregate principal amount of the commitments under the Term Loan Facility have replaced a corresponding amount of the commitments in respect of the Bridge Facility in accordance with the terms of the Commitment Letter. As a result, the remaining commitment under the Bridge Facility was $1.0 billion as of March 31, 2022. No borrowings or loans were outstanding under the Bridge Facility or the Term Loan Facility as of March 31, 2022.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility and the Term Loan Facility. The Senior Credit Facility and the Term Loan Facility contain covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters (each a “testing period”) to exceed 3.75 to 1.00 (or, at PFSA’s election and subject to certain conditions 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility and the Term Loan Facility provide for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.5 million, of which there were no outstanding borrowings at March 31, 2022. Borrowings under these credit facilities bear interest at variable rates.

We have $88.3 million fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of March 31, 2022 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of March 31, 2022, we had $65.1 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three months ended March 31, 2022, no ordinary shares were repurchased. As of March 31, 2022, we had $650.0 million available for share repurchases under this authorization.
Dividends payable
On February 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.21, payable on May 6, 2022 to shareholders of record at the close of business on April 22, 2022. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.7 million at March 31, 2022, compared to $33.0 million at December 31, 2021.
We paid dividends in the first three months of 2022 of $34.7 million, or $0.21 per ordinary share compared with $33.3 million, or $0.20 per ordinary share, in the prior year period.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles (“GAAP”) reported amount (e.g., retained earnings). Our distributable reserve balance was $8.4 billion as of December 31, 2021.

Supplemental guarantor information
Pentair plc (the “Parent Company Guarantor”), fully and unconditionally, guarantees the senior notes of PFSA (the “Subsidiary Issuer”). The Subsidiary Issuer is a Luxembourg private limited liability company and 100 percent-owned subsidiary of the Parent Company Guarantor.

The Parent Company Guarantor is a holding company established to own directly and indirectly substantially all of its operating and other subsidiaries. The Subsidiary Issuer is a holding company formed to own directly and indirectly substantially all of its operating and other subsidiaries and to issue debt securities, including the senior notes. The Parent Company Guarantor’s principal source of cash flow, including cash flow to make payments on the senior notes pursuant to the guarantees, is dividends from its subsidiaries. The Subsidiary Issuer’s principal source of cash flow is interest income from its subsidiaries. Neither the subsidiaries of the Parent Company Guarantor nor the Subsidiary Issuer is under any direct obligation to pay or otherwise fund amounts due on the senior notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. In addition, there may be statutory and regulatory limitations on the payment of dividends from certain subsidiaries of the Parent Company Guarantor or the Subsidiary Issuer. If such subsidiaries are unable to transfer funds to the Parent Company Guarantor or the Subsidiary Issuer and sufficient cash or liquidity is not otherwise available, the Parent Company Guarantor or the Subsidiary Issuer may not be able to make principal and interest payments on their outstanding debt, including the senior notes or the guarantees.

The following table presents summarized financial information as of March 31, 2022 and December 31, 2021 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	March 31, 2022	December 31, 2021
Current assets (1)	$2.7	$3.4
Noncurrent assets (2)	1,221.0	1,222.3
Current liabilities (3)	690.6	843.4
Noncurrent liabilities (4)	1,386.8	1,193.6
(1) No assets due from non-guarantor subsidiaries were included as of March 31, 2022 and December 31, 2021, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $1,198.7 million and $1,202.5 million as of March 31, 2022 and December 31, 2021, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $640.6 million and $792.1 million as of March 31, 2022 and December 31, 2021, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $273.0 million and $276.8 million as of March 31, 2022 and December 31, 2021, respectively.

The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2022. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, contractual or regulatory disputes with suppliers, customers, authorities or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability claims; claims relating to the use or installation of our products; consumer and consumer protection matters; and employment and labor matters. Refer to “Legal Proceedings” and “Environmental Matters” within Note 16 “Commitments and Contingencies” of the condensed consolidated financial statements included within ITEM 1 of Part I of this Form 10-Q for information regarding legal and regulatory proceedings we are involved in.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021, except for the additional risk factors relating to the Manitowoc Ice acquisition set forth below.

We may not realize the anticipated benefits of the Manitowoc Ice acquisition and any benefit may take longer to realize than we expect.
The Manitowoc Ice acquisition will involve the integration of Manitowoc Ice’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating Manitowoc Ice’s operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate Manitowoc Ice’s operations successfully, this integration may not result in the realization of the full benefits of revenue synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time or at all.

We could be subject to new risks, known and unknown, relating to the Manitowoc Ice acquisition.
We may experience risks, losses and damages associated with the Manitowoc Ice acquisition. The risks we could face include the following:
•the Manitowoc Ice acquisition may lead to the incurrence of costs to review, upgrade and integrate Manitowoc Ice’s systems with our compliance and reporting systems, including our systems of internal control over financial reporting. The process of integrating Manitowoc Ice into our internal control over financial reporting could require significant time and effort from our management and other personnel and could increase our compliance costs; and
•the Manitowoc Ice acquisition involves the inherent risk of liabilities, and these liabilities may prove more costly or produce more adverse effects than we anticipate, such as actual or potential litigation and regulatory matters. In addition, in the course of the due diligence review of Manitowoc Ice, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Manitowoc Ice, and we may not be indemnified or have insurance for any of these liabilities. Any such liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Manitowoc Ice acquisition.
Any of these risks associated with the Manitowoc Ice acquisition could have a material adverse impact on our business, results of operations and financial condition.

Increased leverage may harm our financial condition and results of operations.
As of March 31, 2022, we had $1,091.1 million of total debt on a consolidated basis. We expect our indebtedness to increase materially in connection with our acquisition of Manitowoc Ice. We intend to fund the Manitowoc Ice acquisition with new debt, together with cash on hand and/or borrowings under our revolving credit facility, and, if necessary, borrowings under the bridge facility for an aggregate amount of approximately $1.6 billion of new indebtedness in connection with the Manitowoc Ice acquisition. We and our subsidiaries may incur additional indebtedness in the future and, subject to limitations on the amount of secured indebtedness we may incur without securing the notes and other outstanding debt securities, the indenture that will govern the notes will not restrict us from incurring indebtedness in the future. Future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
•we will have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;
•increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be reduced;
•our flexibility in planning for, or reacting to, changes in our business and our industry may be reduced; and
•our flexibility to make acquisitions and develop technology may be limited.
Our ability to make payments of principal and interest on our indebtedness, including the notes, depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things:
•to seek additional financing in the debt or equity markets;
•to refinance or restructure all or a portion of our indebtedness, including the notes;
•to sell selected assets or businesses; or
•to reduce or delay planned capital or operating expenditures.
Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements, including the notes. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2022:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 29	12,863	$71.47	—	$650,002,158
January 30 - February 26	39,727	56.45	—	650,002,158
February 27 - March 31	45,827	56.57	—	650,002,158
Total	98,417		—
(a)The purchases in this column include 12,863 shares for the period January 1 - January 29, 39,727 shares for the period January 30 - February 26 and 45,827 shares for the period February 27 - March 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. As of March 31, 2022, we had $650.0 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2022

4.1
Loan Agreement, dated as of March 24, 2022, among Pentair plc, Pentair Finance S.à r.l., and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on March 25, 2022 (File No. 001-11625)).

10.1
Purchase Agreement, dated March 2, 2022, by and between Welbilt, Inc., Pentair Commercial Ice LLC, and Pentair plc (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on March 4, 2022 (File No. 001-11625)).

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2022.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer