Form 10-Q
period 2022-06-30
PENTAIR plc
filed 2022-07-26
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022
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

On June 30, 2022, 164,459,912 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$1,064.2	$941.1	$2,063.8	$1,807.0
Cost of goods sold	704.7	600.1	1,372.1	1,150.8
Gross profit	359.5	341.0	691.7	656.2
Selling, general and administrative expenses	145.6	158.2	309.7	294.8
Research and development expenses	23.1	21.0	45.4	42.5
Operating income	190.8	161.8	336.6	318.9
Other expense:
Net interest expense	9.2	3.8	14.9	8.9
Other expense	0.1	0.3	0.2	0.7
Income from continuing operations before income taxes	181.5	157.7	321.5	309.3
Provision for income taxes	28.5	25.1	50.0	45.6
Net income from continuing operations	153.0	132.6	271.5	263.7
Loss from discontinued operations, net of tax	(0.1)	(0.5)	(1.0)	(3.0)
Net income	$152.9	$132.1	$270.5	$260.7
Comprehensive income, net of tax
Net income	$152.9	$132.1	$270.5	$260.7
Changes in cumulative translation adjustment	(46.8)	8.4	(54.2)	(12.3)
Changes in market value of derivative financial instruments, net of tax	31.4	(4.1)	38.0	12.9
Comprehensive income	$137.5	$136.4	$254.3	$261.3
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.93	$0.80	$1.65	$1.59
Discontinued operations	—	—	(0.01)	(0.02)
Basic earnings per ordinary share	$0.93	$0.80	$1.64	$1.57
Diluted
Continuing operations	$0.92	$0.79	$1.64	$1.57
Discontinued operations	—	—	(0.01)	(0.02)
Diluted earnings per ordinary share	$0.92	$0.79	$1.63	$1.55
Weighted average ordinary shares outstanding
Basic	164.8	166.0	165.0	166.1
Diluted	165.5	167.8	166.0	167.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$135.1	$94.5
Accounts receivable, net of allowances of $12.3 and $9.1, respectively	493.2	534.3
Inventories	695.0	562.9
Other current assets	139.3	112.3
Total current assets	1,462.6	1,304.0
Property, plant and equipment, net	318.4	310.0
Other assets
Goodwill	2,454.8	2,504.5
Intangibles, net	407.8	428.0
Other non-current assets	228.6	207.1
Total other assets	3,091.2	3,139.6
Total assets	$4,872.2	$4,753.6
Liabilities and Equity
Current liabilities
Accounts payable	$372.5	$385.7
Employee compensation and benefits	101.5	140.1
Other current liabilities	582.1	525.9
Total current liabilities	1,056.1	1,051.7
Other liabilities
Long-term debt	911.5	894.1
Pension and other post-retirement compensation and benefits	90.3	93.2
Deferred tax liabilities	69.9	89.8
Other non-current liabilities	181.4	202.9
Total liabilities	2,309.2	2,331.7
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 164.5 and 165.1 issued at June 30, 2022 and December 31, 2021, respectively	1.7	1.7
Additional paid-in capital	1,540.5	1,582.7
Retained earnings	1,250.9	1,051.4
Accumulated other comprehensive loss	(230.1)	(213.9)
Total equity	2,563.0	2,421.9
Total liabilities and equity	$4,872.2	$4,753.6
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2022	June 30, 2021
Operating activities
Net income	$270.5	$260.7
Loss from discontinued operations, net of tax	1.0	3.0
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.9)	(0.1)
Depreciation	26.5	25.5
Amortization	12.9	13.4
Deferred income taxes	(16.9)	(4.3)
Share-based compensation	13.2	16.6
Amortization of bridge financing fees	7.7	—
(Gain) loss on sale of assets	(2.3)	0.5
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	31.4	(49.8)
Inventories	(144.1)	(31.9)
Other current assets	(31.7)	(10.5)
Accounts payable	(10.0)	51.3
Employee compensation and benefits	(35.7)	9.4
Other current liabilities	60.4	78.7
Other non-current assets and liabilities	(5.7)	(1.5)
Net cash provided by operating activities of continuing operations	176.3	361.0
Net cash used for operating activities of discontinued operations	(1.0)	(0.2)
Net cash provided by operating activities	175.3	360.8
Investing activities
Capital expenditures	(40.1)	(24.3)
Proceeds from sale of property and equipment	2.9	3.5
Acquisitions, net of cash acquired	(1.4)	(82.8)
Settlement of net investment hedges	8.8	—
Other	—	2.7
Net cash used for investing activities	(29.8)	(100.9)
Financing activities
Net borrowings of revolving long-term debt	19.8	(20.0)
Repayments of long-term debt	—	(103.8)
Debt issuance costs	(8.9)	—
Shares issued to employees, net of shares withheld	(5.4)	4.0
Repurchases of ordinary shares	(50.0)	(50.0)
Dividends paid	(69.5)	(66.7)
Receipts (payments) upon the maturity of cross currency swaps	0.2	(14.7)
Net cash used for financing activities	(113.8)	(251.2)
Effect of exchange rate changes on cash and cash equivalents	8.9	5.1
Change in cash and cash equivalents	40.6	13.8
Cash and cash equivalents, beginning of period	94.5	82.1
Cash and cash equivalents, end of period	$135.1	$95.9
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2021	165.1	$1.7	$1,582.7	$1,051.4	$(213.9)	$2,421.9
Net income	—	—	—	117.6	—	117.6
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Dividends declared, $0.21 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	—	—	0.5	—	—	0.5
Issuance of restricted shares, net of cancellations	0.4	—	(2.2)	—	—	(2.2)
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.9	—	—	6.9
Balance - March 31, 2022	165.4	$1.7	$1,584.3	$1,132.6	$(214.7)	$2,503.9
Net income	—	—	—	152.9	—	152.9
Other comprehensive loss, net of tax	—	—	—	—	(15.4)	(15.4)
Dividends declared, $0.21 per share	—	—	—	(34.6)	—	(34.6)
Share repurchases	(0.9)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	—	—	0.2	—	—	0.2
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	6.3	—	—	6.3
Balance - June 30, 2022	164.5	$1.7	$1,540.5	$1,250.9	$(230.1)	$2,563.0

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2020	166.1	$1.7	$1,680.7	$631.2	$(207.3)	$2,106.3
Net income	—	—	—	128.6	—	128.6
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Dividends declared, $0.20 per share	—	—	—	(33.3)	—	(33.3)
Share repurchases	(0.2)	—	(9.6)	—	—	(9.6)
Exercise of options, net of shares tendered for payment	0.1	—	5.2	—	—	5.2
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(5.3)	—	—	(5.3)
Share-based compensation	—	—	5.6	—	—	5.6
Balance - March 31, 2021	166.2	$1.7	$1,676.6	$726.5	$(211.0)	$2,193.8
Net income	—	—	—	132.1	—	132.1
Other comprehensive income, net of tax	—	—	—	—	4.3	4.3
Dividends declared, $0.20 per share	—	—	—	(33.3)	—	(33.3)
Share repurchases	(0.6)	—	(40.4)	—	—	(40.4)
Exercise of options, net of shares tendered for payment	0.3	—	5.6	—	—	5.6
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(1.5)	—	—	(1.5)
Share-based compensation	—	—	11.0	—	—	11.0
Balance - June 30, 2021	165.9	$1.7	$1,651.3	$825.3	$(206.7)	$2,271.6
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
U.S.	$757.0	$639.1	$1,463.0	$1,225.7
Western Europe	115.9	120.7	233.8	236.0
Developing (1)	127.4	120.5	238.0	225.9
Other Developed (2)	63.9	60.8	129.0	119.4
Consolidated net sales	$1,064.2	$941.1	$2,063.8	$1,807.0
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Residential	$730.3	$599.5	$1,413.1	$1,171.2
Commercial	161.9	173.2	311.6	310.8
Industrial	172.0	168.4	339.1	325.0
Consolidated net sales	$1,064.2	$941.1	$2,063.8	$1,807.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Performance obligations
On June 30, 2022, we had $92.2 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	June 30, 2022	December 31, 2021	$ Change	% Change
Contract assets	$43.0	$48.8	$(5.8)	(11.9)%
Contract liabilities	47.4	39.4	8.0	20.3%
Net contract (liabilities) assets	$(4.4)	$9.4	$(13.8)	(146.8)%

The $13.8 million change in net contract liabilities from December 31, 2021 to June 30, 2022 was primarily the result of timing of milestone payments and the recognition of $1.1 million of impairment losses on our contract assets in the first quarter of 2022 related to our exit of business activity in Russia. Approximately 80% of our contract liabilities at December 31, 2021 were recognized in revenue in the first half of 2022.

3.Acquisitions
On March 2, 2022, as part of our Consumer Solutions reporting segment, we entered into a definitive agreement with Welbilt, Inc. (“Welbilt”) to acquire the issued and outstanding equity securities of certain subsidiaries of Welbilt and certain other assets, rights, and properties, and assume certain liabilities, comprising Welbilt’s Manitowoc Ice business (“Manitowoc Ice”), for an aggregate purchase price of $1.6 billion, subject to customary adjustments contemplated by the definitive agreement. We expect to fund the purchase price for the acquisition with borrowings under our term loan facility and net proceeds from the issuance of our 2032 senior notes, together with cash on hand and/or borrowings under our revolving credit facility. We expect to close our Manitowoc Ice acquisition on or around July 28, 2022, subject to customary closing conditions set forth in the definitive agreement.

In October 2021, as part of both of our Consumer Solutions and Industrial & Flow Technologies reporting segments, we completed the acquisition of Pleatco Holdings, LLC and related entities for $256.9 million in cash, net of cash acquired and working capital true-ups. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $140.1 million, $136.5 million of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $97.9 million of definite-lived customer relationships with an estimated useful life of 17 years.

In May 2021, as part of our Consumer Solutions reporting segment, we completed the acquisition of Ken’s Beverage, Inc. for $82.2 million in cash, net of cash acquired and working capital true-ups. The excess of purchase price over tangible net assets acquired has been allocated to goodwill in the amount of $28.3 million, all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $38.0 million of definite-lived customer relationships with an estimated useful life of 22 years.

The pro forma impact of these acquisitions is not material.

4.Share Plans
Total share-based compensation expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Restricted stock units	$3.3	$3.6	$6.9	$7.0
Stock options	0.9	0.9	1.9	1.8
Performance share units	2.1	6.5	4.4	7.8
Total share-based compensation expense	$6.3	$11.0	$13.2	$16.6

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

During the six months ended June 30, 2022, we initiated and continued execution of actions aimed at reducing our fixed cost structure and realigning our business associated with restructuring and the Transformation Program.

Restructuring and transformation-related costs within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Six months ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Restructuring Initiatives
Severance and related costs	$0.8	$4.2	$2.7	$5.1
Other restructuring costs (1)	0.2	—	0.2	0.2
Total restructuring costs	1.0	4.2	2.9	5.3
Transformation Program
Transformation costs (2)	5.2	1.9	10.7	1.9
Total restructuring and transformation costs	$6.2	$6.1	$13.6	$7.2
(1) Other restructuring costs primarily consist of asset impairment and various contract termination costs.
(2) Transformation costs primarily consist of professional services and project management and related costs.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Restructuring and transformation costs by reportable segment were as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Consumer Solutions	$0.5	$0.2	$1.8	$0.7
Industrial & Flow Technologies	0.6	—	1.2	0.5
Other	5.1	5.9	10.6	6.0
Consolidated	$6.2	$6.1	$13.6	$7.2

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2022:

In millions	June 30, 2022
Beginning balance	$10.7
Costs incurred	2.7
Cash payments and other	(4.8)
Ending balance	$8.6
6.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$152.9	$132.1	$270.5	$260.7
Net income from continuing operations	$153.0	$132.6	$271.5	$263.7
Weighted average ordinary shares outstanding
Basic	164.8	166.0	165.0	166.1
Dilutive impact of stock options, restricted stock units and performance share units	0.7	1.8	1.0	1.6
Diluted	165.5	167.8	166.0	167.7
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.93	$0.80	$1.65	$1.59
Discontinued operations	—	—	(0.01)	(0.02)
Basic earnings per ordinary share	$0.93	$0.80	$1.64	$1.57
Diluted
Continuing operations	$0.92	$0.79	$1.64	$1.57
Discontinued operations	—	—	(0.01)	(0.02)
Diluted earnings per ordinary share	$0.92	$0.79	$1.63	$1.55
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.9	0.1	0.7	0.3

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
Activity related to our allowance for credit losses is summarized as follows for the six months ended June 30, 2022:

In millions	June 30, 2022
Beginning balance	$9.1
Bad debt expense	4.2
Write-offs, net of recoveries	(1.0)
Ending balance	$12.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	June 30, 2022	December 31, 2021
Inventories
Raw materials and supplies	$380.6	$290.3
Work-in-process	93.3	77.4
Finished goods	221.1	195.2
Total inventories	$695.0	$562.9
Other current assets
Cost in excess of billings	$43.0	$48.8
Prepaid expenses	90.1	57.1
Other current assets	6.2	6.4
Total other current assets	$139.3	$112.3
Property, plant and equipment, net
Land and land improvements	$33.3	$34.8
Buildings and leasehold improvements	189.4	194.5
Machinery and equipment	610.2	607.3
Capitalized software	68.8	66.5
Construction in progress	78.3	62.8
Total property, plant and equipment	980.0	965.9
Accumulated depreciation and amortization	661.6	655.9
Total property, plant and equipment, net	$318.4	$310.0
Other non-current assets
Right-of-use lease assets	$79.1	$84.5
Deferred income taxes	22.9	23.1
Deferred compensation plan assets	20.7	25.6
Foreign currency contract assets	39.0	7.2
Other non-current assets	66.9	66.7
Total other non-current assets	$228.6	$207.1
Other current liabilities
Dividends payable	$34.5	$33.0
Accrued warranty	43.2	40.5
Accrued rebates and incentives	234.3	198.7
Accrued freight	44.0	36.5
Billings in excess of cost	35.4	31.2
Current lease liability	26.7	25.6
Income taxes payable	21.7	32.0
Accrued restructuring	8.6	10.7
Other current liabilities	133.7	117.7
Total other current liabilities	$582.1	$525.9
Other non-current liabilities
Long-term lease liability	$54.2	$62.6
Income taxes payable	34.1	34.1
Self-insurance liabilities	44.3	42.6
Deferred compensation plan liabilities	20.7	25.6
Foreign currency contract liabilities	—	9.5
Other non-current liabilities	28.1	28.5
Total other non-current liabilities	$181.4	$202.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2021	Purchase Accounting Adjustments	Foreign currency translation	June 30, 2022
Consumer Solutions	$1,722.5	$1.4	$(10.8)	$1,713.1
Industrial & Flow Technologies	782.0	0.5	(40.8)	741.7
Total goodwill	$2,504.5	$1.9	$(51.6)	$2,454.8
Identifiable intangible assets consisted of the following:

	June 30, 2022			December 31, 2021
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$546.4	$(320.8)	$225.6	$558.8	$(320.1)	$238.7
Proprietary technology and patents	45.4	(32.9)	12.5	46.3	(32.1)	14.2
Total definite-life intangibles	591.8	(353.7)	238.1	605.1	(352.2)	252.9
Indefinite-life intangibles
Trade names	169.7	—	169.7	175.1	—	175.1
Total intangibles	$761.5	$(353.7)	$407.8	$780.2	$(352.2)	$428.0
Identifiable intangible asset amortization expense was $6.3 million for both the three months ended June 30, 2022 and 2021 and $12.9 million and $13.4 million for the six months ended June 30, 2022 and 2021, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2022 and the next five years is as follows:

	Q3-Q4
	2022	2023	2024	2025	2026	2027
Estimated amortization expense	$10.5	$20.7	$20.3	$20.3	$19.0	$17.7
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of June 30, 2022	Maturity Year	June 30, 2022	December 31, 2021
Revolving credit facilities	2.300%	2026	$215.0	$195.0
Term loans	3.030%	2024	200.0	200.0
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(11.1)	(8.5)
Total debt			$911.5	$894.1
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
As of June 30, 2022, total availability under the Senior Credit Facility was $685.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
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
In March 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair and PFSA entered into a Loan Agreement among PFSA, as borrower, Pentair, as guarantor, and the lenders and agents party thereto, providing for a five-year $600.0 million senior unsecured term loan facility (the “Term Loan Facility”). On June 30, 2022, the Term Loan Facility was amended to increase the facility by $400.0 million to an aggregate principal amount of $1.0 billion. PFSA and Pentair intend to borrow the full $1.0 billion aggregate principal amount available under the Term Loan Facility to finance a portion of the purchase price in the Manitowoc Ice acquisition and to pay related fees and expenses.
The aggregate principal amount of the commitments under the Term Loan Facility have replaced a corresponding amount of the commitments in respect of the Bridge Facility in accordance with the terms of the Commitment Letter. As a result, the remaining commitment under the Bridge Facility was $600.0 million as of June 30, 2022. No borrowings or loans were outstanding under the Bridge Facility or the Term Loan Facility as of June 30, 2022.
On July 8, 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair, as guarantor, and PFSA, as issuer, completed a public offering of $400.0 million aggregate principal amount of 5.900% Senior Notes due 2032 (“2032 Senior Notes”). PFSA and Pentair intend to use the net proceeds from the issuance of the 2032 Senior Notes to finance a portion of the purchase price in the Manitowoc Ice acquisition and to pay related fees and expenses.
The net proceeds from the issuance of the 2032 Senior Notes have replaced a corresponding amount of the commitments in respect of the Bridge Facility in accordance with the terms of the Commitment Letter. On July 8, 2022, Pentair and PFSA voluntarily eliminated the remaining $200.0 million of commitments under the Bridge Facility. As a result, there are no remaining commitments under the Bridge Facility.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.5 million, of which there were no outstanding borrowings at June 30, 2022. Borrowings under these credit facilities bear interest at variable rates.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We have $88.3 million of fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of June 30, 2022 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2022 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2022	2023	2024	2025	2026	2027	Thereafter	Total
Contractual debt obligation maturities	$88.3	$—	$200.0	$19.3	$215.0	$—	$400.0	$922.6

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
At June 30, 2022 and December 31, 2021, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $8.4 million and $14.7 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At June 30, 2022 and December 31, 2021, we had outstanding cross currency swap agreements with a combined notional amount of $736.3 million and $794.4 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency gains of $36.5 million and $7.3 million at June 30, 2022 and December 31, 2021, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
In June 2022, we terminated two of our cross currency swap agreements, resulting in total net cash received of $9.0 million, of which $8.8 million is included within investing activities and $0.2 million is included within financing activities on the Consolidated Statement of Cash Flows. We entered new cross currency swaps with a combined notional amount of $320.0 million to replace the terminated cross currency swap agreements.
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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2022		December 31, 2021
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$415.0	$415.0	$395.0	$395.0
Fixed rate debt	507.6	490.2	507.6	564.3
Total debt	$922.6	$905.2	$902.6	$959.3
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$39.0	$—	$—	$39.0
Deferred compensation plan assets	9.8	—	—	10.9	20.7
Total recurring fair value measurements	$9.8	$39.0	$—	$10.9	$59.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$7.2	$—	$—	$7.2
Foreign currency contract liabilities	—	(9.5)	—	—	(9.5)
Deferred compensation plan assets	13.6	—	—	12.0	25.6
Total recurring fair value measurements	$13.6	$(2.3)	$—	$12.0	$23.3
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
The effective income tax rate for the six months ended June 30, 2022 was 15.6%, compared to 14.7% for the six months ended June 30, 2021. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $36.4 million and $37.3 million at June 30, 2022 and December 31, 2021, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
13.Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Service cost	$0.6	$0.7	$1.2	$1.4
Interest cost	0.6	0.5	1.2	1.0
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit expense	$1.1	$1.1	$2.2	$2.2

Components of net periodic benefit expense for our other post-retirement plans for the three and six months ended June 30, 2022 and 2021 were not material.

14.Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three and six months ended June 30, 2022, we repurchased 0.9 million of our ordinary shares for $50.0 million. As of June 30, 2022, we had $600.0 million available for share repurchases under this authorization.

Dividends payable
On May 16, 2022, the Board of Directors declared a quarterly cash dividend of $0.21, payable on August 5, 2022 to shareholders of record at the close of business on July 22, 2022. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.5 million at June 30, 2022, compared to $33.0 million at December 31, 2021.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales
Consumer Solutions	$686.2	$576.9	$1,327.4	$1,098.3
Industrial & Flow Technologies	377.4	363.9	735.5	708.0
Other	0.6	0.3	0.9	0.7
Consolidated	$1,064.2	$941.1	$2,063.8	$1,807.0
Segment income (loss)
Consumer Solutions	$169.2	$143.4	$307.7	$274.4
Industrial & Flow Technologies	59.1	57.1	111.3	107.1
Other	(22.4)	(25.6)	(41.0)	(42.2)
Consolidated	$205.9	$174.9	$378.0	$339.3
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Segment income	$205.9	$174.9	$378.0	$339.3
Deal-related costs and expenses	(1.6)	(1.0)	(8.0)	(1.7)
Restructuring and other	(1.1)	(4.0)	(3.2)	(5.7)
Transformation costs	(5.2)	(1.9)	(10.7)	(1.9)
Intangible amortization	(6.3)	(6.3)	(12.9)	(13.4)
Russia business exit costs	—	—	(5.9)	—
Legal accrual adjustments and settlements	(0.5)	—	0.2	2.4
Net interest expense	(9.2)	(3.8)	(14.9)	(8.9)
Other expense	(0.5)	(0.2)	(1.1)	(0.8)
Income from continuing operations before income taxes	$181.5	$157.7	$321.5	$309.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
16.Commitments and Contingencies
Legal proceedings
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, regulatory or contractual disputes with suppliers, authorities, customers or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability matters, including those relating to the use or installation of our products; consumer matters and employment and labor matters.
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
Environmental matters
We have been named as defendant, target or a potentially responsible party in a number of environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of June 30, 2022 and December 31, 2021, our recorded reserves for environmental matters were not material.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The changes in the carrying amount of service and product warranties of continuing operations for the six months ended June 30, 2022 were as follows:

In millions	June 30, 2022
Beginning balance	$40.5
Service and product warranty provision	32.6
Payments	(29.4)
Foreign currency translation	(0.5)
Ending balance	$43.2
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
As of June 30, 2022 and December 31, 2021, the outstanding value of bonds, letters of credit and bank guarantees totaled $106.1 million and $104.5 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. All statements made about the Manitowoc Ice acquisition, including the anticipated time for completing the acquisition, and the anticipated benefits of the acquisition are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include our ability to close the Manitowoc Ice acquisition on the expected terms and time schedule, including satisfying closing conditions; our ability to integrate the Manitowoc Ice acquisition successfully; our ability to retain customers and employees of Manitowoc Ice; the overall impact of the COVID-19 pandemic on our and the Manitowoc Ice business; the duration and severity of the COVID-19 pandemic, the impact of virus variants and the effectiveness of vaccinations; actions that may be taken by us, other businesses and governments to address or otherwise mitigate the impact of the COVID-19 pandemic, including those that may impact our ability to operate our facilities, meet production demands, and deliver products to our customers; the impacts of the COVID-19 pandemic on the global economy, our workforce, customers and suppliers, and customer demand; overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to the conflict between Russia and Ukraine and related sanctions; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and transformation program; risks associated with operating foreign businesses and foreign supply chains; the impact of raw material costs, labor costs and other inflation; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact ability to trade, trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and ESG goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. For the first six months of 2022, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 64% and 36% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:
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
On March 2, 2022, as part of our Consumer Solutions reporting segment, we entered into a definitive agreement with Welbilt, Inc. (“Welbilt”), to acquire the issued and outstanding equity securities of certain subsidiaries of Welbilt and certain other assets, rights, and properties, and assume certain liabilities, comprising Welbilt’s Manitowoc Ice business (“Manitowoc Ice”), for an aggregate purchase price of $1.6 billion, subject to customary adjustments contemplated by the definitive agreement. We expect to fund the purchase price for the acquisition with borrowings under our term loan facility and net proceeds from the issuance of our 2032 senior notes, together with cash on hand and/or borrowings under our revolving credit facility. We expect to close our Manitowoc Ice acquisition on or around July 28, 2022, subject to customary closing conditions set forth in the definitive agreement.
Effective January 1, 2023, Pentair will move to three reporting segments to reflect how we expect to manage our business beginning in 2023. As a result of this segment change, the Consumer Solutions segment will be divided into a Pool segment and a Water Solutions segment. Our new Water Solutions segment will include Manitowoc Ice, assuming the successful completion of the acquisition on or around July 28, 2022. The Industrial & Flow Technologies segment will remain the same.
COVID-19 Pandemic Update
In 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing effects of the COVID-19 pandemic continue to impact global economic conditions. During the first six months of 2022, we have continued to experience various degrees of supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout 2022.

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
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first six months of 2022 and/or may impact our results in the future:
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

•During 2021 and the first six months of 2022, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2022 and to drive margin growth.
•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. We expect to implement Transformation Program initiatives and incur transformation costs throughout the remainder of 2022 and beyond.
•During the first six months of 2022, we continued to experience supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout the remainder of 2022, which may continue thereafter and could negatively impact our results of operations.
•During the first six months of 2022, we continued to experience inflationary increases in costs of raw materials such as metals, resins and electronics (including drives and motors), as well as increases in logistics, transportation and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue throughout the remainder of 2022, which may continue thereafter and could negatively impact our results of operations.
•At the end of the second quarter of 2022, our backlog, primarily in our Consumer Solutions segment, decreased compared to the backlog at the end of 2021 as shipments outpaced new orders during the period as customers balanced the need to place new orders with market demand and channel inventory levels. This downward trend may continue throughout the remainder of 2022 as we expect backlog to return to more historical levels.
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
•Integration of Manitowoc Ice’s operations with our existing operations; and
•Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2022 and 2021 were as follows:

	Three months ended
In millions	June 30, 2022	June 30, 2021	$ Change	% / Point Change
Net sales	$1,064.2	$941.1	$123.1	13.1%
Cost of goods sold	704.7	600.1	104.6	17.4%
Gross profit	359.5	341.0	18.5	5.4%
% of net sales	33.8%	36.2%		(2.4)	pts

Selling, general and administrative	145.6	158.2	(12.6)	(8.0)%
% of net sales	13.7%	16.8%		(3.1)	pts
Research and development	23.1	21.0	2.1	10.0%
% of net sales	2.2%	2.2%		—	pts

Operating income	190.8	161.8	29.0	17.9%
% of net sales	17.9%	17.2%		0.7	pts

Other expense	0.1	0.3	(0.2)	N.M.
Net interest expense	9.2	3.8	5.4	142.1%

Income from continuing operations before income taxes	181.5	157.7	23.8	15.1%
Provision for income taxes	28.5	25.1	3.4	13.5%
Effective tax rate	15.7%	15.9%		(0.2)	pts
N.M. Not Meaningful

The consolidated results of operations for the six months ended June 30, 2022 and June 30, 2021 were as follows:

	Six months ended
In millions	June 30, 2022	June 30, 2021	$ Change	% / Point Change
Net sales	$2,063.8	$1,807.0	$256.8	14.2%
Cost of goods sold	1,372.1	1,150.8	221.3	19.2%
Gross profit	691.7	656.2	35.5	5.4%
% of net sales	33.5%	36.3%		(2.8)	pts

Selling, general and administrative expenses	309.7	294.8	14.9	5.1%
% of net sales	15.0%	16.3%		(1.3)	pts
Research and development expenses	45.4	42.5	2.9	6.8%
% of net sales	2.2%	2.4%		(0.2)	pts

Operating income	336.6	318.9	17.7	5.6%
% of net sales	16.3%	17.6%		(1.3)	pts

Other expense	0.2	0.7	(0.5)	N.M.
Net interest expense	14.9	8.9	6.0	67.4%

Income from continuing operations before income taxes	321.5	309.3	12.2	3.9%
Provision for income taxes	50.0	45.6	4.4	9.6%
Effective tax rate	15.6%	14.7%		0.9	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022
	over the prior year period	over the prior year period
Volume	(2.2)%	—%
Price	14.5	12.4
Core growth	12.3	12.4
Acquisition	3.0	3.7
Currency	(2.2)	(1.9)
Total	13.1%	14.2%
The 13.1 and 14.2 percent increases in net sales in the second quarter and first half, respectively, of 2022 from 2021 were primarily driven by:
•increases in selling prices to mitigate a rise in inflationary cost;
•volume increase in our Consumer Solutions segment mainly driven by our pool business in the first half of 2022;
•volume increase in our industrial solutions business within our Industrial & Flow Technologies segment in the second quarter and first half of 2022; and
•increased sales in the second quarter and first half of 2022 from the acquisitions of Pleatco Holdings, LLC (“Pleatco”) and Ken’s Beverage, Inc (“KBI”) in 2021.

These increases were partially offset by:
•volume decrease in our residential and irrigation flow and commercial and infrastructure flow businesses within our Industrial & Flow Technologies segment in the second quarter and first half of 2022; and
•unfavorable foreign currency effects compared to the second quarter and first half of the prior year.
Gross profit
The 2.4 and 2.8 percentage point decreases in gross profit as a percentage of net sales in the second quarter and first half, respectively, of 2022 from 2021 were primarily driven by:
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
These decreases were partially offset by:
•increases in selling prices to mitigate impacts of inflation.
Selling, general and administrative expenses (“SG&A”)
The 3.1 and 1.3 percentage point decreases in SG&A as a percentage of net sales in the second quarter and first half, respectively, of 2022 from 2021 were primarily driven by:
•higher employee incentive and stock compensation expense in 2021 compared to 2022 as the result of stronger financial performance in 2021 than initially forecasted;
•insurance proceeds received in the second quarter of 2022 as recovery of previously incurred expenses; and
•a gain on sale of fixed assets completed in the second quarter of 2022.
These decreases were partially offset by:
•transformation costs of $5.2 million in the second quarter of 2022, compared to $1.9 million in the second quarter of 2021, and $10.7 million in the first half of 2022, compared to $1.9 million in the first half of 2021;
•deal-related costs and expenses of $1.6 million in the second quarter of 2022, compared to $1.0 million in the same period of the prior year, and $8.0 million in the first half of 2022, compared to $1.7 million in the first half of 2021; and
•a charge of $4.2 million recorded in the first quarter of 2022 for the write-off of uncollectible accounts receivable and other costs incurred in light of our exiting of business activity and sales in Russia.
Net interest expense
The 142.1 and 67.4 percent increases in net interest expense in the second quarter and first half, respectively, of 2022 from 2021 were primarily driven by:
•the amortization of debt issuance costs of $5.1 million during the second quarter of 2022 and $7.7 million during the first half of 2022 related to financing commitments for a bridge loan facility established in connection with the definitive agreement to purchase Manitowoc Ice; and
•increased variable rate lending compared to the same periods of the prior year.
These increases were partially offset by:
•the weakening of the Euro compared to the same period of the prior year resulting in less interest expense on the outstanding cross currency swaps in the second quarter and first half of 2022.
Provision for income taxes
The 0.2% percentage point decrease in the effective tax rate in the second quarter of 2022 from 2021 was primarily driven by:
•the favorable mix of global earnings.

The 0.9 percentage point increase in the effective tax rate in the first half of 2022 from 2021 was primarily driven by:
•the favorable impact of discrete items that occurred during the first half of 2021 that did not occur in 2022.
This increase was partially offset by:
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
Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2022	June 30, 2021	% / Point Change		June 30, 2022	June 30, 2021	% / Point Change
Net sales	$686.2	$576.9	18.9%		$1,327.4	$1,098.3	20.9%
Segment income	169.2	143.4	18.0%		307.7	274.4	12.1%
% of net sales	24.7%	24.9%	(0.2)	pts	23.2%	25.0%	(1.8)	pts
Net sales
The components of the change in Consumer Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022
	over the prior year period	over the prior year period
Volume	(1.8)%	1.4%
Price	17.2	14.6
Core growth	15.4	16.0
Acquisition	4.7	5.8
Currency	(1.2)	(0.9)
Total	18.9%	20.9%
The 18.9 and 20.9 percent increases in net sales for Consumer Solutions in the second quarter and first half, respectively, of 2022 from 2021 were primarily driven by:
•increases in selling prices to mitigate impacts of inflation;
•increased sales due to the Pleatco and KBI acquisitions that occurred in 2021; and
•increased sales volume in the first half of 2022 in our pool business as a result of an increase in available capacity.
These increases were partially offset by:
•decreased sales volume in our residential businesses in the second quarter and first half of 2022 compared to the prior year; and
•unfavorable foreign currency effects compared to the second quarter and first half of the prior year.

Segment income
The components of the change in Consumer Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2022		Six months ended June 30, 2022
	over the prior year period		over the prior year period
Growth/Price/Acquisition	12.8	pts	10.5	pts
Inflation	(11.5)		(11.8)
Productivity	(1.5)		(0.5)
Total	(0.2)	pts	(1.8)	pts
The 0.2 and 1.8 percentage point decreases in segment income for Consumer Solutions as a percentage of net sales in the second quarter and first half, respectively, of 2022 from 2021 were primarily driven by:
•inflationary cost increases due to high demand and limited supply of raw materials such as metals, resins and electronics along with increased logistics and labor costs; and
•decreased productivity in our residential water treatment business due to decreased sales volume in the second quarter and first half of 2022 compared to the prior year.
These decreases were partially offset by:
•increases in selling prices to mitigate the impacts of inflation.
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended				Six months ended
In millions	June 30, 2022	June 30, 2021	% / Point Change		June 30, 2022	June 30, 2021	% / Point Change
Net sales	$377.4	$363.9	3.7%		$735.5	$708.0	3.9%
Segment income	59.1	57.1	3.5%		111.3	107.1	3.9%
% of net sales	15.7%	15.7%	—	pts	15.1%	15.1%	—	pts
Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022
	over the prior year period	over the prior year period
Volume	(2.7)%	(2.2)%
Price	10.1	8.9
Core growth	7.4	6.7
Acquisition	0.4	0.4
Currency	(4.1)	(3.2)
Total	3.7%	3.9%
The 3.7 and 3.9 percent increases in net sales for Industrial & Flow Technologies in the second quarter and first half, respectively, of 2022 from 2021 were primarily driven by:
•increases in selling prices to mitigate inflationary cost increases;
•increased sales volume in our industrial solutions business due to continued recovery in our project sales; and
•increased sales due to the acquisition of Pleatco in 2021.

These increases were partially offset by:
•decreased sales volume in our residential and irrigation flow and commercial and infrastructure flow businesses in the second quarter and first half of 2022; and
•unfavorable foreign currency effects compared to the second quarter and first half of the prior year.
Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2022		Six months ended June 30, 2022
	over the prior year period		over the prior year period
Growth/Price/Acquisition	8.9	pts	8.2	pts
Currency	(0.1)		(0.1)
Inflation	(7.7)		(7.3)
Productivity	(1.1)		(0.8)
Total	—	pts	—	pts
Segment income for Industrial & Flow Technologies as a percentage of net sales was flat in both the second quarter and first half of 2022 from 2021, primarily driven by:
•increases in selling prices to mitigate inflationary cost increases;
•inflationary cost increases due to high demand and tight supply of metals and resins along with increased logistics costs due to supply chain constraints and labor costs due to workforce shortages; and
•decreased productivity due to supply chain and plant inefficiencies, partially offset by insurance proceeds and gain on sale of fixed assets.
BACKLOG OF ORDERS BY SEGMENT

In millions	June 30, 2022	December 31, 2021	$ Change	% Change
Consumer Solutions	$752.1	$1,073.7	$(321.6)	(30.0)%
Industrial & Flow Technologies	509.5	446.3	63.2	14.2%
Total	$1,261.6	$1,520.0	$(258.4)	(17.0)%
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
The decrease in backlog in our Consumer Solutions segment from December 31, 2021 to June 30, 2022 was primarily due to shipments outpacing new orders during the period as customers balanced the need to place new orders with market demand and channel inventory levels.
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
Summary of Cash Flows

	Six months ended
In millions	June 30, 2022	June 30, 2021
Net cash provided by (used for):
Operating activities of continuing operations	$176.3	$361.0
Investing activities	(29.8)	(100.9)
Financing activities	(113.8)	(251.2)
Operating activities
The $176.3 million in net cash provided by operating activities of continuing operations in the first six months of 2022 primarily reflects $310.9 million of net income from continuing operations, net of non-cash depreciation and definite-lived intangible amortization. Additionally, we had a cash outflow of $129.7 million as a result of changes in net working capital, primarily due to increased inventory balances and lower employee compensation and benefits accruals compared to December 31, 2021. The inventory balance is higher due to inflationary impacts and continued supply chain inefficiencies. The lower employee compensation and benefits accruals are attributable to the payment of employee incentive compensation in the first quarter.
The $361.0 million in net cash provided by operating activities of continuing operations in the first six months of 2021 primarily reflects $302.6 million of net income from continuing operations, net of non-cash depreciation and definite-lived intangible amortization. Additionally, we had a cash inflow of $47.2 million as a result of changes in net working capital, primarily due to increased accounts receivables on higher sales, increased accounts payables resulting from inventory purchases to meet demand and increased sales leading to higher accrued rebates and incentives.
Investing activities
Net cash used for investing activities in the first six months of 2022 primarily reflects capital expenditures of $40.1 million, partially offset by cash received upon the settlement of net investment hedges of $8.8 million.
Net cash used for investing activities in the first six months of 2021 reflects the net cash paid of $82.8 million for the Ken’s Beverage, Inc. acquisition prior to working capital true-ups and capital expenditures of $24.3 million.
Financing activities
Net cash used for financing activities in the first six months of 2022 primarily relates to dividend payments of $69.5 million, share repurchases of $50.0 million and payments of debt issuance costs of $8.9 million, partially offset by net borrowings of revolving long-term debt of $19.8 million,

Net cash used for financing activities in the first six months of 2021 primarily relates to the repayment of $103.8 million of senior fixed notes, net borrowings of revolving long-term debt of $20.0 million, share repurchases of $50.0 million, dividend payments of $66.7 million and payments upon the maturity of cross currency swaps of $14.7 million.

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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2022	June 30, 2021
Net cash provided by operating activities of continuing operations	$176.3	$361.0
Capital expenditures of continuing operations	(40.1)	(24.3)
Proceeds from sale of property and equipment of continuing operations	2.9	3.5
Free cash flow from continuing operations	139.1	340.2
Net cash used for operating activities of discontinued operations	(1.0)	(0.2)
Free cash flow	$138.1	$340.0
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
As of June 30, 2022, total availability under the Senior Credit Facility was $685.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
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
In March 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair and PFSA entered into a Loan Agreement among PFSA, as borrower, Pentair, as guarantor, and the lenders and agents party thereto, providing for a five-year $600.0 million senior unsecured term loan facility (the “Term Loan Facility”). On June 30, 2022, the Term Loan Facility was amended to increase the facility by $400.0 million to an aggregate principal amount of $1.0 billion. PFSA and Pentair intend to borrow the full $1.0 billion aggregate principal amount available under the Term Loan Facility to finance a portion of the purchase price in the Manitowoc Ice acquisition and to pay related fees and expenses.
The aggregate principal amount of the commitments under the Term Loan Facility have replaced a corresponding amount of the commitments in respect of the Bridge Facility in accordance with the terms of the Commitment Letter. As a result, the remaining commitment under the Bridge Facility was $600.0 million as of June 30, 2022. No borrowings or loans were outstanding under the Bridge Facility or the Term Loan Facility as of June 30, 2022.
On July 8, 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair, as guarantor, and PFSA, as issuer, completed a public offering of $400.0 million aggregate principal amount of 5.900% Senior Notes due 2032 (“2032 Senior Notes”). PFSA and Pentair intend to use the net proceeds from the issuance of the 2032 Senior Notes to finance a portion of the purchase price in the Manitowoc Ice acquisition and to pay related fees and expenses.

The net proceeds from the issuance of the 2032 Senior Notes have replaced a corresponding amount of the commitments in respect of the Bridge Facility in accordance with the terms of the Commitment Letter. On July 8, 2022, Pentair and PFSA voluntarily eliminated the remaining $200.0 million of commitments under the Bridge Facility. As a result, there are no remaining commitments under the Bridge Facility.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.5 million, of which there were no outstanding borrowings at June 30, 2022. Borrowings under these credit facilities bear interest at variable rates.

We have $88.3 million fixed rate senior notes maturing in the next twelve months. We classified this debt as long-term as of June 30, 2022 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of June 30, 2022, we had $65.0 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three and six months ended June 30, 2022, we repurchased 0.9 million of our ordinary shares for $50.0 million. As of June 30, 2022, we had $600.0 million available for share repurchases under this authorization.
Dividends payable
On May 16, 2022, the Board of Directors declared a quarterly cash dividend of $0.21, payable on August 5, 2022 to shareholders of record at the close of business on July 22, 2022. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.5 million at June 30, 2022, compared to $33.0 million at December 31, 2021.
We paid dividends in the first six months of 2022 of $69.5 million, or $0.42 per ordinary share compared with $66.7 million, or $0.40 per ordinary share, in the prior year period.

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

The following table presents summarized financial information as of June 30, 2022 and December 31, 2021 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	June 30, 2022	December 31, 2021
Current assets (1)	$2.2	$3.4
Noncurrent assets (2)	1,214.3	1,222.3
Current liabilities (3)	960.0	843.4
Noncurrent liabilities (4)	1,192.0	1,193.6
(1) No assets due from non-guarantor subsidiaries were included as of June 30, 2022 and December 31, 2021, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $1,183.4 million and $1,202.5 million as of June 30, 2022 and December 31, 2021, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $904.2 million and $792.1 million as of June 30, 2022 and December 31, 2021, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $257.7 million and $276.8 million as of June 30, 2022 and December 31, 2021, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2022. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2022, we had $911.5 million of total debt on a consolidated basis. We expect our indebtedness to increase materially in connection with our acquisition of Manitowoc Ice. We intend to fund the Manitowoc Ice acquisition with borrowings of $1.0 billion under our Term Loan Facility and the net proceeds from the issuance of our $400.0 million of 2032 Senior Notes, together with cash on hand and/or borrowings under our revolving credit facility, for an aggregate amount of approximately $1.6 billion of new indebtedness in connection with the Manitowoc Ice acquisition. We and our subsidiaries may incur additional indebtedness in the future and, subject to limitations on the amount of secured indebtedness we may incur without securing the notes and other outstanding debt securities, the indenture that will govern the notes will not restrict us from incurring indebtedness in the future. Future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2022:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30	255,036	$52.27	250,000	$636,942,721
May 1 - May 28	707,272	52.24	706,857	600,002,203
May 29 - June 30	841	48.45	—	600,002,203
Total	963,149		956,857
(a)The purchases in this column include 5,036 shares for the period April 1 - April 30, 415 shares for the period May 1 - May 28 and 841 shares for the period May 29 - June 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. As of June 30, 2022, we had $600.0 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2022

4.1
Amendment No. 1, dated as of June 30, 2022, among Pentair plc, Pentair Finance S.à r.l., and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 30, 2022 (File No. 001-11625)).

4.2
Eighth Supplemental Indenture, dated as of July 8, 2022, among Pentair Finance S.à r.l., Pentair plc and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Pentair plc filed with the Commission on July 8, 2022 (File No. 001-11625)).

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2022.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer