Form 10-Q
period 2022-09-30
PENTAIR plc
filed 2022-10-25
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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

On September 30, 2022, 164,498,354 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$1,055.1	$969.2	$3,118.9	$2,776.2
Cost of goods sold	707.0	634.4	2,079.1	1,785.2
Gross profit	348.1	334.8	1,039.8	991.0
Selling, general and administrative expenses	177.3	145.6	487.0	440.4
Research and development expenses	23.7	21.9	69.1	64.4
Operating income	147.1	167.3	483.7	486.2
Other (income) expense:
Gain on sale of businesses	(0.2)	(1.4)	(0.2)	(1.4)
Net interest expense	19.3	2.6	34.2	11.5
Other expense	0.3	0.3	0.5	1.0
Income from continuing operations before income taxes	127.7	165.8	449.2	475.1
Provision for income taxes	12.3	22.1	62.3	67.7
Net income from continuing operations	115.4	143.7	386.9	407.4
Loss from discontinued operations, net of tax	—	(0.1)	(1.0)	(3.1)
Net income	$115.4	$143.6	$385.9	$404.3
Comprehensive income, net of tax
Net income	$115.4	$143.6	$385.9	$404.3
Changes in cumulative translation adjustment	(59.0)	(19.0)	(113.2)	(31.3)
Changes in market value of derivative financial instruments, net of tax	45.5	12.1	83.5	25.0
Comprehensive income	$101.9	$136.7	$356.2	$398.0
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.70	$0.87	$2.35	$2.46
Discontinued operations	—	—	(0.01)	(0.02)
Basic earnings per ordinary share	$0.70	$0.87	$2.34	$2.44
Diluted
Continuing operations	$0.70	$0.86	$2.33	$2.43
Discontinued operations	—	—	(0.01)	(0.02)
Diluted earnings per ordinary share	$0.70	$0.86	$2.32	$2.41
Weighted average ordinary shares outstanding
Basic	164.5	165.7	164.8	166.0
Diluted	165.2	167.6	165.8	167.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$118.8	$94.5
Accounts receivable, net of allowances of $10.3 and $9.1, respectively	529.7	534.3
Inventories	778.7	562.9
Other current assets	135.3	112.3
Total current assets	1,562.5	1,304.0
Property, plant and equipment, net	339.1	310.0
Other assets
Goodwill	3,202.5	2,504.5
Intangibles, net	1,110.7	428.0
Other non-current assets	293.8	207.1
Total other assets	4,607.0	3,139.6
Total assets	$6,508.6	$4,753.6
Liabilities and Equity
Current liabilities
Accounts payable	$372.0	$385.7
Employee compensation and benefits	102.9	140.1
Other current liabilities	625.6	525.9
Total current liabilities	1,100.5	1,051.7
Other liabilities
Long-term debt	2,448.1	894.1
Pension and other post-retirement compensation and benefits	88.4	93.2
Deferred tax liabilities	46.5	89.8
Other non-current liabilities	185.9	202.9
Total liabilities	3,869.4	2,331.7
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 164.5 and 165.1 issued at September 30, 2022 and December 31, 2021, respectively	1.7	1.7
Additional paid-in capital	1,549.3	1,582.7
Retained earnings	1,331.8	1,051.4
Accumulated other comprehensive loss	(243.6)	(213.9)
Total equity	2,639.2	2,421.9
Total liabilities and equity	$6,508.6	$4,753.6
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2022	September 30, 2021
Operating activities
Net income	$385.9	$404.3
Loss from discontinued operations, net of tax	1.0	3.1
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(1.2)	(0.2)
Depreciation	39.9	38.3
Amortization	31.4	19.4
Deferred income taxes	(37.5)	(4.8)
Gain on sale of businesses	(0.2)	(1.4)
Share-based compensation	20.6	20.8
Amortization of bridge financing fees	9.0	—
(Gain) loss on sale of assets	(2.3)	0.7
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	24.3	(78.2)
Inventories	(170.6)	(76.1)
Other current assets	(27.1)	(9.6)
Accounts payable	(36.7)	79.3
Employee compensation and benefits	(34.9)	30.7
Other current liabilities	79.8	118.2
Other non-current assets and liabilities	(9.9)	(4.1)
Net cash provided by operating activities of continuing operations	271.5	540.4
Net cash used for operating activities of discontinued operations	(1.0)	(0.3)
Net cash provided by operating activities	270.5	540.1
Investing activities
Capital expenditures	(63.2)	(38.6)
Proceeds from sale of property and equipment	3.0	3.7
Proceeds from the sale of businesses, net	—	1.4
Acquisitions, net of cash acquired	(1,592.8)	(83.6)
Settlement of net investment hedges	8.8	—
Other	0.3	2.7
Net cash used for investing activities	(1,643.9)	(114.4)
Financing activities
Net borrowings (repayments) of revolving long-term debt	256.1	(36.1)
Proceeds from long-term debt	1,391.3	—
Repayments of long-term debt	(88.3)	(103.8)
Debt issuance costs	(15.7)	—
Shares issued to employees, net of shares withheld	(4.0)	12.7
Repurchases of ordinary shares	(50.0)	(100.0)
Dividends paid	(104.1)	(99.9)
Receipts (payments) upon the maturity of cross currency swaps	0.2	(14.7)
Net cash provided by (used for) financing activities	1,385.5	(341.8)
Effect of exchange rate changes on cash and cash equivalents	12.2	7.2
Change in cash and cash equivalents	24.3	91.1
Cash and cash equivalents, beginning of period	94.5	82.1
Cash and cash equivalents, end of period	$118.8	$173.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2021	165.1	$1.7	$1,582.7	$1,051.4	$(213.9)	$2,421.9
Net income	—	—	—	117.6	—	117.6
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Dividends declared, $0.21 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	—	—	0.5	—	—	0.5
Issuance of restricted shares, net of cancellations	0.4	—	(2.2)	—	—	(2.2)
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.9	—	—	6.9
Balance - March 31, 2022	165.4	$1.7	$1,584.3	$1,132.6	$(214.7)	$2,503.9
Net income	—	—	—	152.9	—	152.9
Other comprehensive loss, net of tax	—	—	—	—	(15.4)	(15.4)
Dividends declared, $0.21 per share	—	—	—	(34.6)	—	(34.6)
Share repurchases	(0.9)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	—	—	0.2	—	—	0.2
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	6.3	—	—	6.3
Balance - June 30, 2022	164.5	$1.7	$1,540.5	$1,250.9	$(230.1)	$2,563.0
Net income	—	—	—	115.4	—	115.4
Other comprehensive loss, net of tax	—	—	—	—	(13.5)	(13.5)
Dividends declared, $0.21 per share	—	—	—	(34.5)	—	(34.5)
Exercise of options, net of shares tendered for payment	—	—	1.4	—	—	1.4
Share-based compensation	—	—	7.4	—	—	7.4
Balance - September 30, 2022	164.5	$1.7	$1,549.3	$1,331.8	$(243.6)	$2,639.2

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2020	166.1	$1.7	$1,680.7	$631.2	$(207.3)	$2,106.3
Net income	—	—	—	128.6	—	128.6
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Dividends declared, $0.20 per share	—	—	—	(33.3)	—	(33.3)
Share repurchases	(0.2)	—	(9.6)	—	—	(9.6)
Exercise of options, net of shares tendered for payment	0.1	—	5.2	—	—	5.2
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(5.3)	—	—	(5.3)
Share-based compensation	—	—	5.6	—	—	5.6
Balance - March 31, 2021	166.2	$1.7	$1,676.6	$726.5	$(211.0)	$2,193.8
Net income	—	—	—	132.1	—	132.1
Other comprehensive income, net of tax	—	—	—	—	4.3	4.3
Dividends declared, $0.20 per share	—	—	—	(33.3)	—	(33.3)
Share repurchases	(0.6)	—	(40.4)	—	—	(40.4)
Exercise of options, net of shares tendered for payment	0.3	—	5.6	—	—	5.6
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(1.5)	—	—	(1.5)
Share-based compensation	—	—	11.0	—	—	11.0
Balance - June 30, 2021	165.9	$1.7	$1,651.3	$825.3	$(206.7)	$2,271.6
Net income	—	—	—	143.6	—	143.6
Other comprehensive income, net of tax	—	—	—	—	(6.9)	(6.9)
Dividends declared, $0.20 per share	—	—	—	(33.1)	—	(33.1)
Share repurchase	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.2	—	8.9	—	—	8.9
Shares surrendered by employees to pay taxes	—	—	(0.2)	—	—	(0.2)
Share-based compensation	—	—	4.2	—	—	4.2
Balance - September 30, 2021	165.5	$1.7	$1,614.2	$935.8	$(213.6)	$2,338.1
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
U.S.	$752.1	$669.3	$2,215.1	$1,895.0
Western Europe	97.9	115.1	331.7	351.1
Developing (1)	140.3	123.7	378.3	349.6
Other Developed (2)	64.8	61.1	193.8	180.5
Consolidated net sales	$1,055.1	$969.2	$3,118.9	$2,776.2
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical net sales information was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Residential	$637.0	$628.8	$2,050.1	$1,800.0
Commercial	241.7	178.1	553.3	488.9
Industrial	176.4	162.3	515.5	487.3
Consolidated net sales	$1,055.1	$969.2	$3,118.9	$2,776.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Performance obligations
On September 30, 2022, we had $111.1 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	September 30, 2022	December 31, 2021	$ Change	% Change
Contract assets	$45.2	$48.8	$(3.6)	(7.4)%
Contract liabilities	50.3	39.4	10.9	27.7%
Net contract (liabilities) assets	$(5.1)	$9.4	$(14.5)	(154.3)%

The $14.5 million change in net contract liabilities from December 31, 2021 to September 30, 2022 was primarily the result of timing of milestone payments and the recognition of $1.1 million of impairment losses on our contract assets in the first quarter of 2022 related to our exit of business activity in Russia. Approximately 85% of our contract liabilities at December 31, 2021 were recognized in revenue in the first nine months of 2022.

3.Acquisitions
On July 28, 2022, as part of our Consumer Solutions reporting segment, we acquired the issued and outstanding equity securities of certain subsidiaries of Welbilt, Inc. (“Welbilt”) and certain other assets, rights, and properties, and assumed certain liabilities, comprising Welbilt’s Manitowoc Ice business (“Manitowoc Ice”), for approximately $1.6 billion in cash.

Manitowoc Ice is a designer, manufacturer, and distributor of commercial ice machines. The acquisition of Manitowoc Ice allows us to enhance and deliver our total water management offerings to an expanded network of channel partners and customers.

The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the Manitowoc Ice acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to the fair value of tangible assets and the related income tax impacts. We expect the final purchase price allocation to be completed by the third quarter of 2023. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.

The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Manitowoc Ice acquisition:

In millions
Cash	$33.8
Accounts receivable	39.7
Inventories	70.8
Other current assets	3.9
Property, plant and equipment	21.6
Identifiable intangible assets	728.3
Goodwill	796.7
Other assets	1.8
Current liabilities	(68.1)
Other liabilities	(3.2)
Purchase price	$1,625.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $796.7 million, all of which is expected to be deductible for income tax purposes. Goodwill recognized from the Manitowoc Ice acquisition primarily reflects the future economic benefit resulting from synergies of our combined operations.

Identifiable intangible assets acquired as part of the Manitowoc Ice acquisition include $78.4 million of indefinite-lived trade name intangible assets, $588.4 million of definite-lived customer relationships with an estimated useful life of 20 years, $47.1 million of definite-lived proprietary technology intangible assets with an estimated useful life of 10 years and $14.4 million of other definite-lived intangible assets with an estimated useful life of four months. The fair values of trade names and proprietary technology acquired in the acquisition were determined using a relief-from-royalty method, and customer relationships and other definite-lived intangible assets acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy.

Manitowoc Ice’s net sales and operating income for the period from the acquisition date to September 30, 2022 were $66.5 million and $1.3 million, respectively. Manitowoc’s operating income includes $12.9 million of identifiable intangible asset amortization expense and $5.8 million of amortization of inventory fair market value step-up.

The following table presents unaudited pro forma financial information as if the Manitowoc Ice acquisition had occurred on January 1, 2021:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Pro forma net sales	$1,084.6	$1,058.7	$3,325.7	$3,009.2
Pro forma net income from continuing operations	131.9	146.5	417.8	377.9
Pro forma earnings per ordinary share - continuing operations
Basic	$0.80	$0.88	$2.53	$2.28
Diluted	0.80	0.87	2.52	2.25
The unaudited pro forma net income from continuing operations includes Manitowoc Ice’s identifiable intangible asset amortization expense of $8.5 million for the three months ended September 30, 2022 and 2021, respectively, and $25.6 million and $40.0 million for the nine months ended September 30, 2022 and 2021, respectively. The unaudited pro forma net income from continuing operations for the three and nine months ended September 30, 2022 excludes the impact of $18.8 million and $34.2 million, respectively, of transaction-related charges, acquisition-related bridge financing costs and non-recurring expense related to the fair value adjustment to acquisition-date inventory. The nine months ended September 30, 2021 was adjusted to include transaction-related charges and non-recurring expense related to the fair value adjustment to acquisition-date inventory.
The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the Manitowoc Ice acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the Manitowoc Ice acquisition occurred on January 1, 2021.

In October 2021, as part of both of our Consumer Solutions and Industrial & Flow Technologies reporting segments, we completed the acquisition of Pleatco Holdings, LLC and related entities for $256.9 million in cash, net of cash acquired and working capital true-ups. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $140.1 million, $136.4 million of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $97.9 million of definite-lived customer relationships with an estimated useful life of 17 years. We expect the final purchase price allocation to be completed in the fourth quarter of 2022. The pro forma impact of this acquisition is not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
In May 2021, as part of our Consumer Solutions reporting segment, we completed the acquisition of Ken’s Beverage, Inc. for $82.2 million in cash, net of cash acquired and working capital true-ups. The excess of purchase price over tangible net assets acquired has been allocated to goodwill in the amount of $28.3 million, all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $38.0 million of definite-lived customer relationships with an estimated useful life of 22 years. The pro forma impact of this acquisition is not material.

4.Share Plans
Total share-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Restricted stock units	$4.1	$2.4	$11.0	$9.4
Stock options	1.1	0.7	3.0	2.5
Performance share units	2.2	1.1	6.6	8.9
Total share-based compensation expense	$7.4	$4.2	$20.6	$20.8

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

During the nine months ended September 30, 2022, we initiated and continued execution of restructuring actions aimed at reducing our fixed cost structure and realigning our business as well as certain initiatives associated with the Transformation Program. These actions included a reduction in hourly and salaried headcount of approximately 400 employees.

Restructuring and transformation-related costs within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Restructuring Initiatives
Severance and related costs	$8.5	$—	$11.2	$5.1
Other restructuring costs (1)	2.4	—	2.6	0.2
Total restructuring costs	10.9	—	13.8	5.3
Transformation Program
Severance and related costs	3.1	—	3.1	—
Other transformation costs (2)	7.0	4.0	17.7	5.9
Total transformation costs	10.1	4.0	20.8	5.9
Total restructuring and transformation costs	$21.0	$4.0	$34.6	$11.2
(1) Other restructuring costs primarily consist of asset impairment and various contract termination costs.
(2) Other transformation costs primarily consist of professional services and project management and related costs.

Restructuring and transformation costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Consumer Solutions	$12.0	$0.1	$13.8	$0.8
Industrial & Flow Technologies	0.3	(0.2)	1.5	0.3
Other	8.7	4.1	19.3	10.1
Consolidated	$21.0	$4.0	$34.6	$11.2

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2022:

In millions	September 30, 2022
Beginning balance	$10.7
Costs incurred	14.3
Cash payments and other	(6.1)
Ending balance	$18.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
6.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$115.4	$143.6	$385.9	$404.3
Net income from continuing operations	$115.4	$143.7	$386.9	$407.4
Weighted average ordinary shares outstanding
Basic	164.5	165.7	164.8	166.0
Dilutive impact of stock options, restricted stock units and performance share units	0.7	1.9	1.0	1.7
Diluted	165.2	167.6	165.8	167.7
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.70	$0.87	$2.35	$2.46
Discontinued operations	—	—	(0.01)	(0.02)
Basic earnings per ordinary share	$0.70	$0.87	$2.34	$2.44
Diluted
Continuing operations	$0.70	$0.86	$2.33	$2.43
Discontinued operations	—	—	(0.01)	(0.02)
Diluted earnings per ordinary share	$0.70	$0.86	$2.32	$2.41
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.0	—	0.7	0.1
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
Activity related to our allowance for credit losses is summarized as follows for the nine months ended September 30, 2022:

In millions	September 30, 2022
Beginning balance	$9.1
Bad debt expense	2.6
Acquisitions	0.3
Write-offs, net of recoveries	(1.3)
Other (1)	(0.4)
Ending balance	$10.3
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	September 30, 2022	December 31, 2021
Inventories
Raw materials and supplies	$406.0	$290.3
Work-in-process	93.7	77.4
Finished goods	279.0	195.2
Total inventories	$778.7	$562.9
Other current assets
Cost in excess of billings	$45.2	$48.8
Prepaid expenses	84.0	57.1
Other current assets	6.1	6.4
Total other current assets	$135.3	$112.3
Property, plant and equipment, net
Land and land improvements	$32.9	$34.8
Buildings and leasehold improvements	193.7	194.5
Machinery and equipment	620.3	607.3
Capitalized software	67.8	66.5
Construction in progress	81.5	62.8
Total property, plant and equipment	996.2	965.9
Accumulated depreciation and amortization	657.1	655.9
Total property, plant and equipment, net	$339.1	$310.0
Other non-current assets
Right-of-use lease assets	$82.9	$84.5
Deferred income taxes	24.6	23.1
Deferred compensation plan assets	20.1	25.6
Foreign currency contract assets	96.2	7.2
Other non-current assets	70.0	66.7
Total other non-current assets	$293.8	$207.1
Other current liabilities
Dividends payable	$34.5	$33.0
Accrued warranty	51.2	40.5
Accrued rebates and incentives	260.4	198.7
Accrued freight	42.4	36.5
Billings in excess of cost	39.3	31.2
Current lease liability	28.9	25.6
Income taxes payable	16.2	32.0
Accrued restructuring	18.9	10.7
Other current liabilities	133.8	117.7
Total other current liabilities	$625.6	$525.9
Other non-current liabilities
Long-term lease liability	$54.0	$62.6
Income taxes payable	34.1	34.1
Self-insurance liabilities	46.1	42.6
Deferred compensation plan liabilities	20.1	25.6
Foreign currency contract liabilities	—	9.5
Other non-current liabilities	31.6	28.5
Total other non-current liabilities	$185.9	$202.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2021	Purchase Accounting Adjustments	Acquisitions	Foreign currency translation	September 30, 2022
Consumer Solutions	$1,722.5	$1.4	$796.7	$(20.0)	$2,500.6
Industrial & Flow Technologies	782.0	0.5	—	(80.6)	701.9
Total goodwill	$2,504.5	$1.9	$796.7	$(100.6)	$3,202.5
Identifiable intangible assets consisted of the following:

	September 30, 2022			December 31, 2021
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,087.8	$(285.3)	$802.5	$558.8	$(320.1)	$238.7
Proprietary technology and patents	91.6	(33.7)	57.9	46.3	(32.1)	14.2
Other	14.4	(7.2)	7.2	—	—	—
Total definite-life intangibles	1,193.8	(326.2)	867.6	605.1	(352.2)	252.9
Indefinite-life intangibles
Trade names	243.1	—	243.1	175.1	—	175.1
Total intangibles	$1,436.9	$(326.2)	$1,110.7	$780.2	$(352.2)	$428.0
Identifiable intangible asset amortization expense was $18.5 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively, and $31.4 million and $19.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2022 and the next five years is as follows:

	Q4
	2022	2023	2024	2025	2026	2027
Estimated amortization expense	$20.9	$54.6	$54.1	$54.1	$52.8	$51.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2022	Maturity Year	September 30, 2022	December 31, 2021
Revolving credit facility	3.940%	2026	$451.6	$195.0
Term Loan Facility	4.300%	2027	1,000.0	—
Term loans	4.358%	2024	200.0	200.0
Senior notes - fixed rate (1)	3.150%	2022	—	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	—
Unamortized debt issuance costs and discounts	N/A	N/A	(22.8)	(8.5)
Total debt			$2,448.1	$894.1
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
As of September 30, 2022, total availability under the Senior Credit Facility was $448.4 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In March 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair and PFSA entered into a Loan Agreement among PFSA, as borrower, Pentair, as guarantor, and the lenders and agents party thereto, providing for a five-year $600.0 million senior unsecured term loan facility (the “Term Loan Facility”). In June 2022, the Term Loan Facility was amended to increase the facility by $400.0 million to an aggregate principal amount of $1.0 billion.
In July 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair, as guarantor, and PFSA, as issuer, completed a public offering of $400.0 million aggregate principal amount of 5.900% Senior Notes due 2032 (“2032 Senior Notes”).
We used the net proceeds from the Term Loan Facility and the issuance of the 2032 Senior Notes to finance a portion of the Manitowoc Ice acquisition purchase price and to pay related fees and expenses.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at September 30, 2022. Borrowings under these credit facilities bear interest at variable rates.

We have no fixed rate senior notes maturing in the next twelve months.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2022 matures on a calendar year basis as follows:

	Q4
In millions	2022	2023	2024	2025	2026	2027	Thereafter	Total
Contractual debt obligation maturities	$—	$—	$200.0	$19.3	$451.6	$1,000.0	$800.0	$2,470.9
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
At September 30, 2022 and December 31, 2021, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $7.5 million and $14.7 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross Currency Swaps
At September 30, 2022 and December 31, 2021, we had outstanding cross currency swap agreements with a combined notional amount of $681.5 million and $794.4 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency gains of $82.0 million and $7.3 million at September 30, 2022 and December 31, 2021, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
In October 2022, we entered into transactions to early terminate and cash settle €700 million of our cross currency swap agreements due to favorable market conditions. The termination of the cross currency swap agreements resulted in cash proceeds of $85.3 million. Subsequent to the termination, we entered into new cross currency swap agreements with euro notional amounts matching the original swap agreements.
In June 2022, we terminated two of our cross currency swap agreements, resulting in total net cash received of $9.0 million, of which $8.8 million is included within investing activities and $0.2 million is included within financing activities on the Consolidated Statement of Cash Flows. We entered into new cross currency swaps with a combined notional amount of $320.0 million to replace the terminated cross currency swap agreements.
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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2022		December 31, 2021
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,651.6	$1,651.6	$395.0	$395.0
Fixed rate debt	819.3	764.9	507.6	564.3
Total debt	$2,470.9	$2,416.5	$902.6	$959.3
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$96.2	$—	$—	$96.2
Deferred compensation plan assets	9.5	—	—	10.6	20.1
Total recurring fair value measurements	$9.5	$96.2	$—	$10.6	$116.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$7.2	$—	$—	$7.2
Foreign currency contract liabilities	—	(9.5)	—	—	(9.5)
Deferred compensation plan assets	13.6	—	—	12.0	25.6
Total recurring fair value measurements	$13.6	$(2.3)	$—	$12.0	$23.3
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
The effective income tax rate for the nine months ended September 30, 2022 was 13.9%, compared to 14.2% for the nine months ended September 30, 2021. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $36.5 million and $37.3 million at September 30, 2022 and December 31, 2021, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
13.Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service cost	$0.6	$0.7	$1.8	$2.1
Interest cost	0.6	0.5	1.8	1.5
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.3)
Net periodic benefit expense	$1.1	$1.1	$3.3	$3.3

Components of net periodic benefit expense for our other post-retirement plans for the three and nine months ended September 30, 2022 and 2021 were not material.

14.Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the nine months ended September 30, 2022, we repurchased 0.9 million of our ordinary shares for $50.0 million. As of September 30, 2022, we had $600.0 million available for share repurchases under this authorization.

Dividends payable
On September 19, 2022, the Board of Directors declared a quarterly cash dividend of $0.21, payable on November 4, 2022 to shareholders of record at the close of business on October 21, 2022. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.5 million at September 30, 2022, compared to $33.0 million at December 31, 2021.

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
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales
Consumer Solutions	$665.3	$613.6	$1,992.7	$1,711.9
Industrial & Flow Technologies	389.5	355.1	1,125.0	1,063.1
Other	0.3	0.5	1.2	1.2
Consolidated	$1,055.1	$969.2	$3,118.9	$2,776.2
Segment income (loss)
Consumer Solutions	$158.6	$144.2	$466.3	$418.6
Industrial & Flow Technologies	65.7	52.4	177.0	159.5
Other	(17.4)	(16.9)	(58.4)	(59.1)
Consolidated	$206.9	$179.7	$584.9	$519.0
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Segment income	$206.9	$179.7	$584.9	$519.0
Deal-related costs and expenses	(13.4)	(2.1)	(21.4)	(3.8)
Inventory step-up	(5.8)	—	(5.8)	—
Restructuring and other	(12.5)	(0.2)	(15.7)	(5.9)
Transformation costs	(10.1)	(4.0)	(20.8)	(5.9)
Intangible amortization	(18.5)	(6.0)	(31.4)	(19.4)
Gain on sale of businesses	0.2	1.4	0.2	1.4
Russia business exit impact	0.8	—	(5.1)	—
Legal accrual adjustments and settlements	—	—	0.2	2.4
Net interest expense	(19.3)	(2.6)	(34.2)	(11.5)
Other expense	(0.6)	(0.4)	(1.7)	(1.2)
Income from continuing operations before income taxes	$127.7	$165.8	$449.2	$475.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
16.Commitments and Contingencies
Legal proceedings
We have been, and in the future may be, made parties to a number of actions filed, or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, regulatory or contractual disputes with suppliers, authorities, customers or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability matters, including those relating to the use or installation of our products; consumer matters and employment and labor matters.
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
Environmental matters
We have been named as defendant, target or a potentially responsible party in a number of environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of September 30, 2022 and December 31, 2021, our recorded reserves for environmental matters were not material.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The changes in the carrying amount of service and product warranties of continuing operations for the nine months ended September 30, 2022 were as follows:

In millions	September 30, 2022
Beginning balance	$40.5
Service and product warranty provision	55.1
Payments	(51.6)
Acquisitions	7.9
Foreign currency translation	(0.7)
Ending balance	$51.2
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
As of September 30, 2022 and December 31, 2021, the outstanding value of bonds, letters of credit and bank guarantees totaled $99.2 million and $104.5 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include our ability to integrate the Manitowoc Ice acquisition successfully; our ability to retain customers and employees of Manitowoc Ice; the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to the conflict between Russia and Ukraine and related sanctions; the overall impact of the COVID-19 pandemic including the impact of virus variants and the effectiveness of vaccinations on the global economy, our workforce, businesses, operations, customers, suppliers and customer demand; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; volatility in currency exchange and interest rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and transformation program; risks associated with operating foreign businesses and foreign supply chains; the impact of raw material costs, labor costs and other inflation; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact ability to trade, trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and ESG goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. For the first nine months of 2022, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 64% and 36% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:
•Consumer Solutions — This segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, commercial ice machines, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business’s products include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations. The primary focus of this segment is business-to-consumer.
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
On July 28, 2022, as part of our Consumer Solutions reporting segment, we acquired the issued and outstanding equity securities of certain subsidiaries of Welbilt, Inc. (“Welbilt”) and certain other assets, rights, and properties, and assumed certain liabilities, comprising Welbilt’s Manitowoc Ice business (“Manitowoc Ice”), for approximately $1.6 billion in cash.
Effective January 1, 2023, Pentair will move to three reporting segments to reflect how we expect to manage our business beginning in 2023. As a result of this segment change, the Consumer Solutions segment will be divided into a Pool segment and a Water Solutions segment. Our new Water Solutions segment will include Manitowoc Ice. The Industrial & Flow Technologies segment will remain the same.
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

Supply Chain / Inflation
During the first nine months of 2022, we have continued to experience various degrees of supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout the remainder of 2022.

In connection with the supply chain disruptions described above, we have experienced inflationary increases of certain raw materials, such as metals, resins and electronics (including drives and motors), as well as logistics, transportation and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue throughout the remainder of 2022.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first nine months of 2022 and/or may impact our results in the future:
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
•During 2021 and the first nine months of 2022, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2022 and to drive margin growth.

•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. We expect to continue to implement Transformation Program initiatives and incur transformation costs throughout the remainder of 2022 and beyond.
•During the first nine months of 2022, we continued to experience supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue throughout the remainder of 2022, which may continue thereafter and could negatively impact our results of operations.
•During the first nine months of 2022, we continued to experience inflationary increases in costs of raw materials such as metals, resins and electronics (including drives and motors), as well as increases in logistics, transportation and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue throughout the remainder of 2022, which may continue thereafter and could negatively impact our results of operations.
•During the first nine months of 2022, we continued to experience increased inventory levels in order to support market demand and reflect ongoing supply chain challenges. In the third quarter of 2022, we began to see inventory correcting within our residential distributor channels, which we expect to result in moderated volumes for the next few quarters as channel inventories normalize to more historical levels and could negatively impact our results of operations.
•During the first nine months of 2022, our backlog, primarily in our Consumer Solutions segment, decreased compared to the backlog at the end of 2021. Shipments outpaced new orders during the period as customers balanced the need to place new orders with market demand and channel inventory levels. This downward trend may continue throughout the remainder of 2022 as we expect backlog to return to more historical levels.
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
•Continuing to focus on capital allocation through:
◦Committing to maintain our investment grade rating;
◦Returning cash to shareholders through dividends and share repurchases; and
◦Supplementing our business with strategically-aligned mergers and acquisitions;
•Focusing growth initiatives that accelerate our investments in digital, technology and services expansion;
•Implementing Transformation Program initiatives that will drive operational excellence, reduce complexity and improve our organizational structure;
•Integrating Manitowoc Ice’s operations with our existing operations; and
•Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2022 and 2021 were as follows:

	Three months ended
In millions	September 30, 2022	September 30, 2021	$ Change	% / Point Change
Net sales	$1,055.1	$969.2	$85.9	8.9%
Cost of goods sold	707.0	634.4	72.6	11.4%
Gross profit	348.1	334.8	13.3	4.0%
% of net sales	33.0%	34.5%		(1.5)	pts

Selling, general and administrative	177.3	145.6	31.7	21.8%
% of net sales	16.8%	15.0%		1.8	pts
Research and development	23.7	21.9	1.8	8.2%
% of net sales	2.2%	2.3%		(0.1)	pts

Operating income	147.1	167.3	(20.2)	(12.1)%
% of net sales	13.9%	17.3%		(3.4)	pts

Gain on sale of businesses	(0.2)	(1.4)	1.2	N.M.
Other expense	0.3	0.3	—	N.M.
Net interest expense	19.3	2.6	16.7	N.M.

Income from continuing operations before income taxes	127.7	165.8	(38.1)	(23.0)%
Provision for income taxes	12.3	22.1	(9.8)	(44.3)%
Effective tax rate	9.6%	13.3%		(3.7)	pts
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2022 and September 30, 2021 were as follows:

	Nine months ended
In millions	September 30, 2022	September 30, 2021	$ Change	% / Point Change
Net sales	$3,118.9	$2,776.2	$342.7	12.3%
Cost of goods sold	2,079.1	1,785.2	293.9	16.5%
Gross profit	1,039.8	991.0	48.8	4.9%
% of net sales	33.3%	35.7%		(2.4)	pts

Selling, general and administrative expenses	487.0	440.4	46.6	10.6%
% of net sales	15.6%	15.9%		(0.3)	pts
Research and development expenses	69.1	64.4	4.7	7.3%
% of net sales	2.2%	2.3%		(0.1)	pts

Operating income	483.7	486.2	(2.5)	(0.5)%
% of net sales	15.5%	17.5%		(2.0)	pts

Gain on sale of businesses	(0.2)	(1.4)	1.2	N.M.
Other expense	0.5	1.0	(0.5)	N.M.
Net interest expense	34.2	11.5	22.7	N.M.

Income from continuing operations before income taxes	449.2	475.1	(25.9)	(5.5)%
Provision for income taxes	62.3	67.7	(5.4)	(8.0)%
Effective tax rate	13.9%	14.2%		(0.3)	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	over the prior year period	over the prior year period
Volume	(10.5)%	(3.7)%
Price	14.7	13.2
Core growth	4.2	9.5
Acquisition	7.4	5.0
Currency	(2.7)	(2.2)
Total	8.9%	12.3%
The 8.9 and 12.3 percent increases in net sales in the third quarter and first nine months, respectively, of 2022 from 2021 were primarily driven by:
•increased sales from the acquisitions of Manitowoc Ice, Pleatco Holdings, LLC (“Pleatco”), and Ken’s Beverage, Inc. (“KBI”) completed in the third quarter of 2022, the fourth quarter of 2021 and the second quarter of 2021, respectively;
•increases in selling prices to mitigate a rise in inflationary cost; and
•volume increase in our industrial solutions flow businesses within our Industrial & Flow Technologies segment in the third quarter and first nine months of 2022.

These increases were partially offset by:
•volume decrease in our Consumer Solutions segment mainly driven by our pool and residential water treatment businesses in the third quarter and first nine months of 2022;
•volume decrease in our residential and irrigation flow businesses within our Industrial & Flow Technologies segment in the third quarter and first nine months of 2022; and
•unfavorable foreign currency effects compared to the third quarter and first nine months of the prior year.
Gross profit
The 1.5 and 2.4 percentage point decreases in gross profit as a percentage of net sales in the third quarter and first nine months, respectively, of 2022 from 2021 were primarily driven by:
•inflationary cost increases due to tight supply of raw materials such as metals, resins and electronics;
•higher logistics and labor costs due to increased demand, additional headcount and factory labor wage increases;
•amortization of inventory fair market value step-up of $5.8 million as a result of the Manitowoc Ice acquisition; and
•charges of $2.3 million recorded in the first nine months of 2022 for the write-off of inventory and costs related to contracts and orders that we will no longer fulfill in light of our exiting of business activity and sales in Russia.
These decreases were partially offset by:
•increases in selling prices to mitigate impacts of inflation.
Selling, general and administrative expenses (“SG&A”)
The 1.8 percentage point increase in SG&A as a percentage of net sales in the third quarter of 2022 from 2021 was primarily driven by:
•identifiable intangible asset amortization expense of $12.9 million related to the addition of Manitowoc Ice’s definite-lived intangible assets in the third quarter of 2022;
•deal-related costs and expenses of $13.4 million in the third quarter of 2022, compared to $2.1 million in the third quarter of 2021 primarily as a result of the Manitowoc Ice acquisition;
•restructuring costs of $10.9 million in the third quarter of 2022, compared to none in the third quarter of 2021; and
•transformation costs of $10.1 million in the third quarter of 2022, compared to $4.0 million in the third quarter of 2021.
This increase was partially offset by:
•higher employee incentive expense in the third quarter of 2021 compared to the third quarter of 2022 as a result of stronger financial performance in 2021 than initially forecasted.

The 0.3 percentage point decrease in SG&A as a percentage of net sales in the first nine months of 2022 from 2021 was primarily driven by:
•higher employee incentive and stock compensation expense in the first nine months of 2021 compared to the first nine months of 2022 as a result of stronger financial performance in 2021 than initially forecasted;
•insurance proceeds received in the second quarter of 2022 as recovery of previously incurred expenses; and
•a gain on sale of fixed assets completed in the second quarter of 2022.
This decrease was partially offset by:
•transformation costs of $20.8 million in the first nine months of 2022, compared to $5.9 million in the first nine months of 2021; and
•increased deal-related costs and expenses of $21.4 million in the first nine months of 2022, compared to $3.8 million in the first nine months of 2021 primarily as a result of the Manitowoc Ice acquisition.
Net interest expense
The increase in net interest expense in the third quarter and first nine months of 2022 from 2021 was primarily driven by:
•increased debt due to the acquisition of Manitowoc Ice;
•the amortization of debt issuance costs of $1.3 million during the third quarter of 2022 and $9.0 million during the first nine months of 2022 related to financing commitments for a bridge loan facility established in connection with the definitive agreement to purchase Manitowoc Ice; and
•increased variable interest rates compared to the same periods of the prior year.
The increase was partially offset by:
•the weakening of the Euro compared to the same periods of the prior year resulting in less interest expense on the outstanding cross currency swaps in the third quarter and first nine months of 2022.
Provision for income taxes
The 3.7 and 0.3 percentage point decreases in the effective tax rate in the third quarter and first nine months, respectively, of 2022 from 2021 were primarily driven by:
•the favorable mix of global earnings.
This decrease was partially offset by:
•the impact of favorable discrete items that occurred during the third quarter and first nine months of 2021 that did not occur in 2022.

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

Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2022	September 30, 2021	% / Point Change		September 30, 2022	September 30, 2021	% / Point Change
Net sales	$665.3	$613.6	8.4%		$1,992.7	$1,711.9	16.4%
Segment income	158.6	144.2	10.0%		466.3	418.6	11.4%
% of net sales	23.8%	23.5%	0.3	pts	23.4%	24.5%	(1.1)	pts
Net sales
The components of the change in Consumer Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	over the prior year period	over the prior year period
Volume	(17.6)%	(5.4)%
Price	16.1	15.1
Core growth	(1.5)	9.7
Acquisition	11.3	7.7
Currency	(1.4)	(1.0)
Total	8.4%	16.4%
The 8.4 and 16.4 percent increases in net sales for Consumer Solutions in the third quarter and first nine months, respectively, of 2022 from 2021 were primarily driven by:
•increases in selling prices to mitigate impacts of inflation;
•increased sales due to the Manitowoc Ice acquisition that occurred in the third quarter of 2022 and the Pleatco and KBI acquisitions that occurred in the fourth quarter of 2021 and the second quarter of 2021, respectively; and
•increased sales volume in our commercial water solutions business in the third quarter and first nine months of 2022 compared to the prior year periods.
These increases were partially offset by:
•decreased sales volume in our pool and residential water treatment businesses in the third quarter and first nine months of 2022 compared to the prior year periods; and
•unfavorable foreign currency effects compared to the third quarter and first nine months of the prior year.
Segment income
The components of the change in Consumer Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	over the prior year period		over the prior year period
Growth/Price/Acquisition	11.6	pts	10.9	pts
Currency	0.1		—
Inflation	(10.5)		(11.4)
Productivity	(0.9)		(0.6)
Total	0.3	pts	(1.1)	pts
The 0.3 percentage point increase in segment income for Consumer Solutions as a percentage of net sales in the third quarter of 2022 from 2021 was primarily driven by:
•the income of the Manitowoc Ice business that was acquired in the third quarter of 2022;
•increases in selling prices to mitigate the impacts of inflation;

•sales mix of higher margin products in the pool business in the third quarter of 2022 compared to 2021; and
•increased productivity in our commercial water solutions business.
This increase was partially offset by:
•inflationary cost increases due to high demand and limited supply of raw materials such as metals, resins and electronics along with increased logistics and labor costs; and
•decreased productivity in our pool and residential water treatment businesses due to decreased sales volume.
The 1.1 percentage point decrease in segment income for Consumer Solutions as a percentage of net sales in the first nine months of 2022 from 2021 was primarily driven by:
•inflationary cost increases due to high demand and limited supply of raw materials such as metals, resins and electronics along with increased logistics and labor costs; and
•decreased productivity in our pool and residential water treatment businesses due to decreased sales volume.
This decrease was partially offset by:
•the income of the Manitowoc Ice business that was acquired in the third quarter of 2022;
•increases in selling prices to mitigate the impacts of inflation; and
•increased productivity in our commercial water solutions business.
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2022	September 30, 2021	% / Point Change		September 30, 2022	September 30, 2021	% / Point Change
Net sales	$389.5	$355.1	9.7%		$1,125.0	$1,063.1	5.8%
Segment income	65.7	52.4	25.4%		177.0	159.5	11.0%
% of net sales	16.9%	14.8%	2.1	pts	15.7%	15.0%	0.7	pts
Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	over the prior year period	over the prior year period
Volume	1.7%	(0.9)%
Price	12.4	10.1
Core growth	14.1	9.2
Acquisition	0.8	0.5
Currency	(5.2)	(3.9)
Total	9.7%	5.8%
The 9.7 and 5.8 percent increases in net sales for Industrial & Flow Technologies in the third quarter and first nine months, respectively, of 2022 from 2021 were primarily driven by:
•increases in selling prices to mitigate inflationary cost increases;
•increased sales volume in our industrial solutions business in the third quarter and first nine months of 2022 due to continued recovery in our project sales;
•increased sales volume in our commercial and infrastructure flow businesses in the third quarter of 2022; and

•increased sales due to the acquisition of Pleatco in the fourth quarter of 2021.
These increases were partially offset by:
•decreased sales volume in our residential and irrigation flow businesses in the third quarter and first nine months of 2022; and
•unfavorable foreign currency effects compared to the third quarter and first nine months of the prior year.
Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	over the prior year period		over the prior year period
Growth/Price/Acquisition	11.5	pts	9.3	pts
Currency	(0.1)		(0.1)
Inflation	(8.8)		(7.8)
Productivity	(0.5)		(0.7)
Total	2.1	pts	0.7	pts
The 2.1 and 0.7 percentage point increases in segment income for Industrial & Flow Technologies as a percentage of net sales in the third quarter and first nine months, respectively, of 2022 from 2021, were primarily driven by:
•increases in selling prices to mitigate inflationary cost increases; and
•insurance proceeds and gain on sale of fixed assets in the second quarter of 2022.
These increases were partially offset by:
•inflationary cost increases due to high demand and tight supply of metals and resins along with increased logistics costs due to supply chain constraints and labor costs due to workforce shortages; and
•decreased productivity due to supply chain and plant inefficiencies.
BACKLOG OF ORDERS BY SEGMENT

In millions	September 30, 2022	December 31, 2021	$ Change	% Change
Consumer Solutions	$581.2	$1,073.7	$(492.5)	(45.9)%
Industrial & Flow Technologies	478.3	446.3	32.0	7.2%
Total	$1,059.5	$1,520.0	$(460.5)	(30.3)%
The majority of our backlog is short-cycle in nature with shipments within one year from when a customer places an order and a substantial portion of our revenues has historically resulted from orders received and products delivered in the same month. A portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record, as part of our backlog, all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our 2022 net sales.
The decrease in backlog in our Consumer Solutions segment from December 31, 2021 to September 30, 2022 was primarily driven by pool backlog continuing to trend to more historical levels due to increased manufacturing capacity and customers balancing the need to place new orders with market demand and channel inventory levels.

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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2022 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter of 2022 as the seasonality of our businesses peaked and generated significant cash to fund our operations.
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
Summary of Cash Flows

	Nine months ended
In millions	September 30, 2022	September 30, 2021
Net cash provided by (used for):
Operating activities of continuing operations	$271.5	$540.4
Investing activities	(1,643.9)	(114.4)
Financing activities	1,385.5	(341.8)
Operating activities
The $271.5 million in net cash provided by operating activities of continuing operations in the first nine months of 2022 primarily reflects $458.2 million of net income from continuing operations, net of non-cash depreciation and definite-lived intangible amortization. Additionally, we had a cash outflow of $165.2 million as a result of changes in net working capital, primarily due to increased inventory balances compared to December 31, 2021. Inventory is higher due to inflationary impacts and continued supply chain inefficiencies.
The $540.4 million in net cash provided by operating activities of continuing operations in the first nine months of 2021 primarily reflects $465.1 million of net income from continuing operations, net of non-cash depreciation and definite-lived intangible amortization. Additionally, we had a cash inflow of $64.3 million as a result of changes in net working capital, primarily the result of increased sales and demand leading to higher accrued rebates and incentives, accounts payable, accounts receivable and inventory balances.
Investing activities
Net cash used for investing activities in the first nine months of 2022 primarily reflects the net cash paid of $1,591.5 million for the Manitowoc Ice acquisition and capital expenditures of $63.2 million, partially offset by cash received upon the settlement of net investment hedges of $8.8 million.
Net cash used for investing activities in the first nine months of 2021 reflects the net cash paid of $82.8 million for the Ken’s Beverage, Inc. acquisition prior to working capital true-ups and capital expenditures of $38.6 million.

Financing activities
Net cash provided by financing activities in the first nine months of 2022 primarily relates to net borrowings of revolving long-term debt of $256.1 million and net proceeds received from the Term Loan Facility and issuance of the 2032 Senior Notes of $1,391.3 million used to finance the Manitowoc Ice acquisition, partially offset by dividend payments of $104.1 million, repayment of $88.3 million senior fixed notes, share repurchases of $50.0 million and payments of debt issuance costs of $15.7 million.

Net cash used for financing activities in the first nine months of 2021 primarily relates to the repayment of $103.8 million of senior fixed notes, net repayments of revolving long-term debt of $36.1 million, share repurchases of $100.0 million, dividend payments of $99.9 million and payments upon the maturity of cross currency swaps of $14.7 million.
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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2022	September 30, 2021
Net cash provided by operating activities of continuing operations	$271.5	$540.4
Capital expenditures of continuing operations	(63.2)	(38.6)
Proceeds from sale of property and equipment of continuing operations	3.0	3.7
Free cash flow from continuing operations	211.3	505.5
Net cash used for operating activities of discontinued operations	(1.0)	(0.3)
Free cash flow	$210.3	$505.2
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
As of September 30, 2022, total availability under the Senior Credit Facility was $448.4 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In March 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair and PFSA entered into a Loan Agreement among PFSA, as borrower, Pentair, as guarantor, and the lenders and agents party thereto, providing for a five-year $600.0 million senior unsecured term loan facility (the “Term Loan Facility”). In June 2022, the Term Loan Facility was amended to increase the facility by $400.0 million to an aggregate principal amount of $1.0 billion.
In July 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair, as guarantor, and PFSA, as issuer, completed a public offering of $400.0 million aggregate principal amount of 5.900% Senior Notes due 2032 (“2032 Senior Notes”).
We used the net proceeds from the Term Loan Facility and the issuance of the 2032 Senior Notes to finance a portion of the Manitowoc Ice acquisition purchase price and to pay related fees and expenses.

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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at September 30, 2022. Borrowings under these credit facilities bear interest at variable rates.

We have no fixed rate senior notes maturing in the next twelve months.
As of September 30, 2022, we had $92.3 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the nine months ended September 30, 2022, we repurchased 0.9 million of our ordinary shares for $50.0 million. As of September 30, 2022, we had $600.0 million available for share repurchases under this authorization.
Dividends payable
On September 19, 2022, the Board of Directors declared a quarterly cash dividend of $0.21, payable on November 4, 2022 to shareholders of record at the close of business on October 21, 2022. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.5 million at September 30, 2022, compared to $33.0 million at December 31, 2021.
We paid dividends in the first nine months of 2022 of $104.1 million, or $0.63 per ordinary share, compared with $99.9 million, or $0.60 per ordinary share, in the prior year period.

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

The following table presents summarized financial information as of September 30, 2022 and December 31, 2021 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	September 30, 2022	December 31, 2021
Current assets (1)	$0.5	$3.4
Noncurrent assets (2)	2,694.7	1,222.3
Current liabilities (3)	973.7	843.4
Noncurrent liabilities (4)	2,668.6	1,193.6
(1) No assets due from non-guarantor subsidiaries were included as of September 30, 2022 and December 31, 2021, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,644.2 million and $1,202.5 million as of September 30, 2022 and December 31, 2021, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $918.3 million and $792.1 million as of September 30, 2022 and December 31, 2021, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $239.3 million and $276.8 million as of September 30, 2022 and December 31, 2021, respectively.

The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the additional critical accounting policy related to business combinations as set forth below.
Business Combinations
Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. Goodwill is recorded when the purchase price exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired. Estimates of intangible asset fair value represent management’s best estimate of assumptions and about future events and uncertainties, including significant judgments related to future cash flows, discount rates, margin and revenue growth assumptions including royalty rates and customer attrition rates, and others. Inputs used are generally obtained from historical data supplemented by current and anticipated market conditions and growth rates. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation. During this measurement period, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. All changes that do not qualify as measurement period adjustments are included in current period earnings.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2022. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, we completed the acquisition of Manitowoc Ice. As part of our ongoing integration activities associated with the Manitowoc Ice acquisition, we are reviewing the internal controls and procedures of Manitowoc Ice and working to augment our company-wide controls to reflect the risks inherent in the acquisition. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We have been, and in the future may be, made parties to a number of actions filed, or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, contractual or regulatory disputes with suppliers, customers, authorities or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability claims; claims relating to the use or installation of our products; consumer and consumer protection matters; and employment and labor matters. Refer to “Legal Proceedings” and “Environmental Matters” within Note 16 “Commitments and Contingencies” of the condensed consolidated financial statements included within ITEM 1 of Part I of this Form 10-Q for information regarding legal and regulatory proceedings we are involved in.

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
As of September 30, 2022, we had $2,448.1 million of total debt on a consolidated basis. Our indebtedness increased materially in connection with our acquisition of Manitowoc Ice, which we funded with borrowings of $1.0 billion under our Term Loan Facility and the net proceeds from the issuance of $400.0 million of 2032 Senior Notes, together with cash on hand and/or borrowings under our revolving credit facility, for an aggregate amount of approximately $1.6 billion of new indebtedness in connection with the Manitowoc Ice acquisition. We and our subsidiaries may incur additional indebtedness in the future and, subject to limitations on the amount of secured indebtedness we may incur without securing the notes and other outstanding debt securities, the indenture that will govern the notes will not restrict us from incurring indebtedness in the future. Future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2022:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 30	945	$46.17	—	$600,002,203
July 31 - August 27	444	48.45	—	600,002,203
August 28 - September 30	1,028	41.93	—	600,002,203
Total	2,417		—
(a)The purchases in this column include 945 shares for the period July 1 - July 30, 444 shares for the period July 31 - August 27 and 1,028 shares for the period August 28 - September 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. As of September 30, 2022, we had $600.0 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2022

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2022.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer