Form 10-K
period 2022-12-31
PENTAIR plc
filed 2023-02-21
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $45.77 per share as reported on the New York Stock Exchange on June 30, 2022 (the last business day of Registrant’s most recently completed second quarter): $7,452,025,298.
The number of shares outstanding of Registrant’s only class of common stock on December 31, 2022 was 164,542,943.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant’s definitive proxy statement for its annual general meeting to be held on May 9, 2023, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2022

PART I

ITEM 1.    BUSINESS
Unless the context otherwise indicates, references herein to “Pentair,” the “Company,” and such words as “we,” “us,” and “our” include Pentair plc and its consolidated subsidiaries.
GENERAL
At Pentair, we help the world sustainably move, improve and enjoy water, life’s most essential resource. From our residential and commercial water solutions to industrial water management and everything in between, Pentair is focused on creating a better world for people and our planet through smart, sustainable water solutions.

Pentair strategy
Our vision is to be the world’s most valued sustainable water solutions company for our employees, customers and shareholders. As a company, we:
•Focus on growth in our core businesses and strategic initiatives;
•Accelerate digital, innovation, technology and environmental, social and governance (“ESG”) investments;
•Expedite growth and drive margin expansion through our transformation program; and
•Build a high performance growth culture and deliver on our commitments while living our Win Right values.
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
BUSINESS AND PRODUCTS
The following is a brief description of each of the Company’s 2022 reportable segments and business activities. Effective January 1, 2023, we reorganized our segments, going from two segments to three with the three segments being Pool, Water Solutions and Industrial & Flow Technologies. The discussions below that speak to historical periods refer to the prior segments, while statements about present and future periods refer to the businesses underlying those segments and carry forward with those businesses (including our customers, seasonality and competition) in their re-segmented form. Additional information regarding this re-segmentation is found below under the section titled “New Segmentation.”
Consumer Solutions
The Consumer Solutions segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, commercial ice machines, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business’s products include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in food service operations. In addition, our water solutions business also provides installation and preventative services for water management solutions for commercial operators. The primary focus of this segment is business-to-consumer.

For the fiscal year ended December 31, 2022, our pool business comprised approximately 60% of the Consumer Solutions sales. The pool business is a leader in North American pool equipment, serving an end market that is primarily replacement.

The other approximately 40% of sales were from the water treatment and water solutions businesses, which sell residential and commercial components, residential systems, commercial systems and commercial ice machines.

Consumer Solutions brand names include Everpure, KBI, Kreepy Krauly, Manitowoc Ice, Pleatco, RainSoft and Sta-Rite.
Customers
Consumer Solutions customers include businesses engaged in wholesale and retail distribution in the residential and commercial vertical markets. Customers also include end-users, consumers, commercial operators and original equipment manufacturers.
One customer in the Consumer Solutions’ pool business represented approximately 20% of our consolidated net sales in 2022 and 2021.
Seasonality
We have historically experienced seasonal demand with several end-customers and end-users within Consumer Solutions. End-user demand for pool equipment follows warm weather trends and historically has been at seasonal highs from April to August. The magnitude of the sales spike has historically been partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts).
Competition
Consumer Solutions faces numerous domestic and international competitors, some of which have substantially greater resources directed to the vertical markets in which we compete. Competition focuses on brand names, product performance (including energy-efficient offerings and required specifications), quality, service and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also provide us a competitive advantage.
Industrial & Flow Technologies
The Industrial & Flow Technologies segment manufactures and sells a variety of fluid treatment products (advanced membrane filtration, separation systems, membrane bioreactors), pumps (water supply pumps, water disposal pumps, solid handling pumps, fluid transfer pumps, turbine pumps), valves, and spray nozzles as well as systems combining these products (process filtration systems, gas recovery solutions). These products and systems serve the global residential, commercial, industrial, agricultural and infrastructure vertical markets. They are used in a range of applications, food and beverage, fluid separation technologies (oil and gas and other industries), water and wastewater treatment, water wells, pressure boosting, fire suppression, flood control, agricultural irrigation, crop spray and fluid circulation and transfer. The primary focus of this segment is business-to-business.
For the fiscal year ended December 31, 2022, our residential and irrigation flow businesses comprised approximately 45% of the Industrial & Flow Technologies sales. The residential and irrigation flow businesses sell pumps focused on residential and agriculture. Another approximately 25% of sales were from the commercial & infrastructure flow businesses, which sell larger pumps focused on fire suppression, waste water and flood control. The remaining approximately 30% of sales were from the industrial solutions business, comprised of applications focused on industrial process filtration and sustainable gas.
Industrial & Flow Technologies brand names include Pentair, Aurora, Berkeley, Codeline, Fairbanks-Nijhuis, Haffmans, Hydromatic, Hypro, Jung Pumpen, Myers, Sta-Rite, Shurflo, Südmo and X-Flow.
Customers
Industrial & Flow Technologies customers include businesses engaged with end users, and wholesale and retail distribution in the residential, commercial, food & beverage and industrial vertical markets.
Seasonality
We have historically experienced increased demand for residential water supply and irrigation pumps following weather trends, which historically has been at seasonal highs from April to August. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts.
Competition
Industrial & Flow Technologies faces numerous domestic and international competitors, some of which have substantially greater resources directed to the vertical markets in which we compete. Competition focuses on brand names, product performance (including energy-efficient offerings and required specifications), quality, service and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced.

NEW SEGMENTATION

Effective January 1, 2023, we reorganized our reporting segments to reflect how we are managing our business beginning in 2023. We believe the new alignment into three segments, Pool, Water Solutions and Industrial & Flow Technologies, will help us accelerate our efforts to improve customer experiences, differentiate our products and drive profitability for our shareholders.

As part of this reorganization, the legacy Consumer Solutions segment was divided into a Pool segment and a Water Solutions segment. The Industrial & Flow Technologies segment remains the same. All segment information presented throughout this Annual Report on Form 10-K, with the exception of the table below, was prepared based on the reporting segments in place during 2022.

The below table presents net sales and segment income under the revised reporting segments (Pool, Water Solutions, and Industrial & Flow Technologies) for the years ended December 31, 2022, 2021 and 2020.

	December 31
In millions	2022	2021	2020
Net Sales
Pool	$1,632.7	$1,572.0	$1,123.5
Water Solutions	986.8	769.9	619.4
Industrial & Flow Technologies	1,500.8	1,421.4	1,273.6
Other	1.5	1.5	1.3
Consolidated	$4,121.8	$3,764.8	$3,017.8
Segment income (loss)
Pool	$462.1	$452.7	$321.4
Water Solutions	149.0	101.7	97.7
Industrial & Flow Technologies	242.3	213.3	164.6
Other	(85.7)	(81.8)	(66.1)
Consolidated	$767.7	$685.9	$517.6

INFORMATION REGARDING ALL REPORTABLE SEGMENTS
Research and development
We conduct research and development activities primarily in our own facilities. These efforts consist mostly of the development of new products, product applications and manufacturing processes.
Raw materials
The principal materials we use in manufacturing our products are mild steel, stainless steel, electronic components (including drives and motors), plastics (resins, fiberglass, epoxies), copper and paint (powder and liquid). In addition to the purchase of raw materials, we purchase some finished goods for distribution for resale.
We purchase the materials we use in various manufacturing processes on the open market, and the majority are available through multiple sources. Supplier capabilities were stressed in 2022 and 2021 compared to previous years as a result of various degrees of supply chain challenges, including reduced labor availability and increased lead times for electronic components and other raw materials due to availability constraints and high demand. We have certain long-term commitments, principally price commitments, for the purchase of various component parts and raw materials and continue to work with our suppliers to maintain delivery continuity. Alternate sources of supply are available for most materials and we believe that the termination of any of these commitments would not have a material adverse effect on our financial position, results of operations or cash flows.
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
As of December 31, 2022, we had approximately 11,250 employees worldwide, of which approximately 53% are located in the U.S. A small portion of our U.S. employees are unionized, while outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a union, works council or employee association.
Employee engagement and development
Engaging our employees and developing their careers is important to our long-term success and ties directly to our Win Right culture and values. We engage with our employees and gather feedback about our employee programs, practices and policies through various approaches that include: town hall meetings where Pentair leaders share strategies and perspectives; quarterly leadership webcasts to help ensure our results and expectations are clearly communicated; an annual global leadership meeting to help drive growth and productivity initiatives and share best practices; and a feedback feature on our employee intranet. In addition, we periodically conduct employee engagement and culture surveys to gauge the level of engagement and actions needed on culture, engagement and retention.
Training and development
To support employees in their career journey, we have developed and shared through our employee intranet a number of tools and resources. These resources include: live training sessions; on-demand eLearning and virtual classrooms; and downloadable materials. Additionally, our annual talent management process allows employees to build development plans with their leaders to advance their careers.
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
Inclusion and diversity
Our commitment to inclusion and diversity is part of living our Win Right values. Our success also depends on our ability to attract, engage and retain a diverse group of employees. We believe an inclusive and diverse workforce contributes different perspectives and innovative ideas that enable us to improve every day. We believe that every employee should be provided the same opportunity to be heard, respected, have a sense of belonging and contribute to our mission. Race, gender, ethnicity, country of origin, age, personal style, sexual orientation, physical ability, religion, life experiences and many more factors contribute to this diversity. Our Business Resource Groups have been put into place to help promote a culture of inclusion through employees providing feedback and sponsoring awareness, education and engagement.

Our statistics are a measure of our performance, and we are committed to advancing a diverse workplace. The following sets forth information regarding the diversity of our workforce as of December 31, 2022:

	Percent of workforce	Percent of leadership roles (3)
Minorities (1)	40%	25%
Women (2)	32%	32%
(1) Inclusive of the following racial minority groups: Black/African American, Hispanic/Latino, American Indian/Alaskan Native, Asian, Native Hawaiian/Other Pacific Islander. Data for U.S. employee population only.

(2) Global data.
(3) Leadership roles are those of employees who are director level and above.
We take an integrated approach to supporting and promoting workplace inclusion and diversity including: ensuring leadership involvement and ownership; attracting and retaining diverse talent at all levels; fostering a globally aware, inclusive culture; and ensuring our practices are fair and nondiscriminatory. In addition, we promote an inclusive and diverse workplace through: a training called the “The Power of Inclusion”; Business Resource Groups led by employees; Pentair’s Code of Business Conduct and Ethics; and an Inclusion and Diversity Hub on our company’s intranet.
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

ESG (Environmental, Social and Governance) Activities
As a leading provider of water treatment and sustainable solutions and with a foundation of Win Right values, we recognize that the work we do and the products and services we provide help to improve lives and the environment around the world. Pentair strives to be a positive influence on the social and environmental issues of today. As we progress, we are focused on building on our Win Right values and culture by further contributing to the development of a sustainable and responsible society that we believe will also drive our future growth. We are also focused on further integrating our ESG goals throughout our business by creating broad accountability for our social responsibility strategy and creating shared commitments and targets. We have established a formal social responsibility program to further advance our social responsibility goals. In 2020, Pentair completed a formal ESG assessment to identify ESG topics of importance to our shareholders, customers, suppliers, employees and communities. Through engagement with these stakeholders, internal business leaders and subject matter experts, we identified ESG goals, which ultimately culminated into Pentair’s Social Responsibility Targets, which we announced in 2021.
Annually, we publish a corporate responsibility report on our ESG and social responsibility activities and accomplishments, which can be found on our corporate website, and which is not incorporated by reference into this Annual Report on Form 10-K.
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

Available information
We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (https://www.pentair.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial, commercial, and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and results of operations due to economic and business cycles. In particular, during 2021, we had higher than anticipated demand in our pool business and certain parts of our residential and commercial businesses. However, such demand in our pool and other residential businesses declined during 2022 and may not be repeated in future periods. Important factors for our businesses and the businesses of our customers include the overall strength of the global economy and various regional economies and our customers’ confidence in these economies, industrial and governmental capital spending, the strength of residential and commercial real estate markets, residential housing markets, the commercial business climate, global supply chain stability, unemployment rates, availability of consumer and commercial financing, interest rates, inflation rates, and energy and commodity prices. Recessions, economic downturns, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by global supply chain disruptions, inflation, the strengthening of the U.S. dollar and the conflict between Russia and Ukraine, have and could continue to adversely impact our results of operations. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, regional and local companies, diversified and pure-play companies, and lower cost manufacturers. Competition may also result from new entrants into the markets we serve offering products and/or services that compete with ours. We compete based on technical expertise, intellectual property, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms, service offerings, customer experience and service, and price. Some of our competitors attempt to compete based primarily on price, localized expertise and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns, average selling prices tend to decrease as market participants compete more aggressively on price. Moreover, demand for our products, which impacts profit margins, is affected by changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, adoption of new technology and connected products, and changes in customers’ preferences for our products, including the success of products offered by our competitors. Customer purchasing behavior may also shift by product mix in the market or result in a shift to new distribution channels. If we are unable to continue to differentiate our products, services and solutions or adapt to changes in customer purchasing behavior or shifts in distribution channels, or if we are unable to maintain our desired pricing or forced to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
During 2022 and 2021, we initiated and continued execution of certain business initiatives aimed at reducing our fixed cost structure and realigning our business. During 2021, we also launched and committed resources to a program designed to accelerate growth and drive margin expansion through transformation of our business model to drive operational excellence, reduce complexity and streamline our processes. As a result, we have incurred and expect to continue to incur in the future substantial expense, including transformation costs that include professional services, project management and related design and execution charges, as well as costs related to both labor and non-labor restructuring and IT investments, and restructuring charges. We may not be able to achieve accelerated growth and margin expansion or operating efficiencies to reduce costs or realize benefits that we anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience cost and other inflation.
During 2022 and 2021, we experienced inflationary cost increases of raw materials, such as metals, resins and electronics (including drives and motors), as well as increases in logistics, energy, insurance and labor costs (including wages, pension and health care), and we expect inflationary cost increases to continue in 2023. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases. We continue to implement operational initiatives to mitigate the impacts of inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity and we anticipate inflation to continue with respect to materials (especially resins, copper, steel, stainless steel and electronics) as well as labor and logistics. Continued cost inflation or failure of our initiatives to increase prices, generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interruption of our supply chain could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
During 2022 and 2021, we experienced supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand for these materials. These disruptions or our failure to effectively respond to them have increased and may continue to increase product, logistics or labor costs, limit availability of raw materials or cause delays in delivering our backlog or may cause an inability to deliver products to our customers or meet customer demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue in 2023. Any material interruption in our supply chain, such as material interruption of the supply of raw materials and components due to the casualty loss of any of our manufacturing plants; interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels; unexpected delays in shipping or processing through customs of goods; trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions; or other unexpected or uncontrollable events that cause a material interruption in our supply chain such as pandemics (including COVID-19); social or labor unrest; natural disasters or political disputes and military conflicts; could negatively affect our ability to produce or deliver our products and have a negative material impact on our business and our profitability. Additionally, our raw materials and components are sourced from a wide variety of domestic and international business partners. We rely on these suppliers to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner may be a challenge, especially with respect to raw materials and components sourced from outside the U.S. and from countries or regions with diminished infrastructure, developing or failing economies or which are experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers. A supplier's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. In addition, our competitors may be less reliant on third-party suppliers than we are, which may give such competitors more control over their supply chain and lead times for manufacturing products. These issues could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic may have a material negative impact on our business, financial condition, results of operations and cash flows.
Our business and financial results have been and may continue to be negatively impacted by the COVID-19 pandemic and its repercussions. The severity, magnitude and duration of the current COVID-19 pandemic remains uncertain, rapidly changing and hard to predict. In 2022, 2021 and 2020, the COVID-19 pandemic significantly impacted economic activity and markets around the world and our business, and it may negatively impact our business in numerous ways, including but not limited to those outlined below:
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
•Government or regulatory responses to the COVID-19 pandemic have and may continue to negatively impact our business. Mandatory lockdowns or other restrictions on operations in some countries have previously temporarily disrupted our ability to manufacture in or distribute our products to or from some of these markets. A reoccurrence of these disruptions could materially adversely impact our operations and results. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose increased vaccine or testing requirements, prolong quarantines and further restrict travel and business activity. These actions could cause related supply chain delays, which could significantly impact our ability to support our operations and customers, meet demand, develop new products, ship our backlog, impact the ability of our employees to get to their workplaces to produce products and services, or significantly hamper our products from moving through the supply chain.

We may not be able to predict or respond to all impacts of the COVID-19 pandemic on a timely basis to prevent near- or long-term adverse impacts to our results. There still remains much uncertainty around the COVID-19 pandemic and its duration, severity and ultimate impact; therefore, any negative impact on our business, financial condition (including without limitation our liquidity), results of operations and cash flows cannot be reasonably estimated at this time, but the COVID-19 pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material. The foregoing and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described herein and any of these impacts could materially adversely affect our business, financial condition, results of operations and cash flows.
We are exposed to political, regulatory, economic, trade, and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2022 accounted for 29% of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in, and purchasing from, numerous countries. These risks include:
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
•the possibility of military conflicts or terrorist action affecting us, our operations, supply chains or our end-markets;
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
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names, and brand names are important to our business. Intellectual property protections, however, may not preclude competitors from developing products similar to ours, or from challenging our names or products. Our pending patent, copyright, and trademark registration applications, may not be accepted, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Furthermore, our business strategy also includes expanding our smart products and Internet of Things offerings and there are many other companies that hold patents in this space. Over the past few years, we have noticed an increasing tendency for participants in our markets, including competitors, to use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring, enforcing and defending our intellectual property rights, and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2022, our goodwill and intangible assets were $4,347.2 million and represented 67% of our total assets. Declines in fair market value could result in future goodwill and intangible asset impairment charges.

A loss of, or material cancellation, reduction, or delay in purchases by or delivery of products to, one or more of our largest customers could harm our business.
Our net sales to our largest customer represented approximately 20% of our consolidated net sales in 2022. While we do not have any other customers that accounted for more than 10% of our consolidated net sales in 2022, we have other customers that are key to the success of our business. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Our customers also may be impacted by economic conditions in the industries of those customers, which could result in reduced demand for or a delay in purchases of our products. In addition, our customers may cancel orders for purchases of our products or may not order products at rates consistent with past order levels, including due to inventory rebalancing or corrections in channels. In addition, we may not be able to timely deliver products to our largest customers due to supply chain interruptions or otherwise. We cannot provide assurance that we will be able to retain our largest customers. In addition, some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material cancellation, reduction, or delay in purchases by or delivery of products to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Catastrophic and other events beyond our control may disrupt operations at our manufacturing facilities and those of our suppliers, which could cause us to be unable to meet customer demands or increase our costs, or reduce customer spending.
If operations at any of our manufacturing facilities or those of our suppliers were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, military conflicts, cybersecurity attacks, adverse weather conditions, labor disputes, public health epidemics (including the COVID-19 pandemic) or other catastrophic events or disruptions outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. In particular, our pool business operations in North Carolina and California are in areas that are more susceptible to natural disasters such as hurricanes, wildfires, and earthquakes. These types of events may negatively impact residential, commercial and industrial spending in impacted regions or, depending on the severity, global spending. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain property insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, and to cover business interruption losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Seasonality of sales and weather conditions could have a material adverse effect on our financial results.
We experience seasonal demand with end-customers and end-users within each of our business segments. Demand for pool equipment in the pool business within the Consumer Solutions segment and residential water supply, infrastructure and agricultural products in the businesses within the Industrial & Flow Technologies segment follows warm weather trends and is at seasonal highs from April to August. While historically we have attempted to mitigate the magnitude of the sales spikes in the pool business and in the businesses within the Industrial & Flow Technologies segment by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts), we cannot provide any assurance that should we use such programs in the future they will be successful. In addition, seasonal effects in the pool business and in the businesses within the Industrial & Flow Technologies segment may vary from year to year and be impacted by weather patterns, particularly by temperature, heavy flooding and droughts. Moreover, adverse weather conditions, such as cold or wet weather, may negatively impact demand for, and sales of, pool equipment in the pool business and residential water supply, commercial, infrastructure and agricultural products in the businesses within the Industrial & Flow Technologies segment.

Volatility in currency exchange rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2022 accounted for 29% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. During 2022, we experienced a reduction in revenue and profits as a result of the significant strengthening of the U.S. dollar against foreign currencies. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.

Risks Relating to Our Debt and Financial Markets

Increased leverage may harm our business, financial condition and results of operations.
As of December 31, 2022, we had $2,339.3 million of total debt outstanding on a consolidated basis. Our indebtedness increased materially in connection with our acquisition of Manitowoc Ice, which we funded with approximately $1.6 billion of new indebtedness. We and our subsidiaries may incur additional indebtedness in the future, subject to restrictions in our debt agreements. Our increased level of indebtedness and any future increases in our level of indebtedness may have important effects on our future operations, including, without limitation:
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
Our ability to make payments of principal and interest on and to refinance our indebtedness, including our existing debt as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things:
•to seek additional financing in the debt or equity markets;
•to refinance or restructure all or a portion of our indebtedness;
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
As of December 31, 2022, we had $2,339.3 million of total debt outstanding on a consolidated basis. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, or at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.

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
The U.S. Foreign Corrupt Practices Act (“FCPA”), U.K. Bribery Act, and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure that our internal control policies and procedures will always protect us from negligent, reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees, customers, or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
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
We are subject to U.S. federal, state, local and non-U.S. laws and regulations governing protection of the environment and worker health and safety. Compliance with these environmental, health and safety regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Any violations of these laws by us could cause us to incur unanticipated liabilities. We are also required to comply with various environmental laws and maintain permits, many of which are subject to renewal from time to time, for many of our businesses, and we could be adversely impacted if we are unable to renew existing permits or to obtain any additional permits that may be required. Compliance with environmental requirements also could require significant operating or capital expenditures or result in significant operational restrictions. We cannot provide assurance that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators.

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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials, substantially all of which relate to our discontinued operations. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. In addition, some cases brought against us involve the presence of asbestos at facilities that we own or used to own. Each case typically names a large number of product manufacturers, service providers and premises owners. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and settling claims before trial only where appropriate. As of December 31, 2022, there were approximately 689 claims pending against our subsidiaries, substantially all of which relate to our discontinued operations. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future, and we continue to evaluate different strategies related to asbestos claims filed against us including the possibility of entity restructuring. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows. In addition, while most of the asbestos claims against us are covered by liability insurance policies from many years ago, not all claims are insured. As our insurers resolve claims relating to past policy periods, the aggregate coverage provided by those policies erodes. If we exhaust our coverage under those policies, we will be exposed to potential uninsured losses. Over time, the uninsured portion of our asbestos docket may increase, which may require us to set greater reserves to resolve future asbestos cases.

Failure to comply with the broad range of standards, laws and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs and liabilities.
Our products, manufacturing facilities and business operations are subject to certain statutory and regulatory requirements. These laws and regulations impose on us increasingly complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding (among other things) product efficiency and performance, material makeup, air quality and emissions, and wastewater discharges; the use, handling, and disposal of hazardous or toxic materials; remediation of environmental contamination; and working conditions for and compensation of our employees. We may also be affected by future standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, corporate social responsibility, or similar concerns. These standards, laws, or regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares.
We are exposed to certain regulatory, financial and other risks related to climate change and other sustainability matters.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and in February 2021, the U.S. rejoined the Paris Accord. These and other existing or potential international initiatives and regulations could affect our international operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. As customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of our products or operations, customers may choose more energy efficient or sustainable alternatives. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. We may also be subject to consumer lawsuits or enforcement actions by governmental authorities if our ESG claims relating to product marketing are inaccurate. It is uncertain what laws will be enacted and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows. The laws and regulations regarding ESG disclosures and requirements are rapidly evolving and could have an adverse effect on our operations and the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs.

As part of our strategy regarding environmental, climate change and sustainability matters, we have set and may set additional targets aimed at reducing our impact on the environment and climate change and/or targets relating to other sustainability matters. In addition, as a leading provider of water treatment solutions, our business strategy includes positioning our products and services as sustainable solutions. Actions we take to achieve our targets or strategy could result in increased costs to our operations. We may not be able to achieve such targets or our desired impact, and any future investments we make in furtherance of achieving such targets and strategy may not meet investor expectations or standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current targets based on economic, regulatory and social factors, business strategy or pressure from investors or other stakeholders. In addition, investors and other stakeholders are increasingly focused on ESG matters, and as stakeholder ESG expectations and standards are evolving, we may not be able to sufficiently respond to these evolving standards and expectations. Furthermore, we could be criticized for the accuracy or completeness of the disclosure of our ESG initiatives. If we are unable to meet our targets or successfully implement our strategy or our ESG reporting is inaccurate or incomplete, then we could suffer from reputational damage and incur adverse reaction from investors and other stakeholders, which could adversely impact the perception of our brand and our products and services by current and potential investors and customers, which could in turn adversely impact our business, results of operations, or financial condition.
Increased cybersecurity threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. As our business increasingly interfaces with employees, customers, dealers and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into smart products and Internet of Things subjects us to increased cyber and technology risks. The secure operation of our information technology systems and networks is critical to our business operations and strategy. Cybersecurity threats from user error to attacks designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats may increase our costs. We have experienced cybersecurity incidents, and, although we have determined such cybersecurity incidents to be immaterial and such incidents have not had a material adverse effect on our financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed, it could expose us and our employees, customers, dealers and suppliers to the theft of assets, misuse of information or systems, compromises of confidential information, manipulation and destruction of data, product failures, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such cybersecurity incidents could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.
Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.
We collect and store data that is sensitive to us and our employees, customers, dealers and suppliers. A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many foreign data privacy regulations, including the General Data Protection Regulation (the “GDPR”) in the European Union, are more stringent than federal regulations in the United States. Within the United States, many states are considering adopting, or have already adopted privacy regulations, including, for example, the California Consumer Privacy Act. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by courts and governmental authorities. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems. In the case of non-compliance with these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a breach of privacy, we may be required to make notifications under data privacy laws or regulations, or could become subject to litigation. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
We may be negatively impacted by litigation and other claims.
We are currently, and may in the future, become subject to litigation and other claims. These legal proceedings are typically claims that relate to our products or services or to the conduct of our business and include, without limitation, claims relating to commercial regulatory or contractual disputes with suppliers, authorities, customers or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product quality and liability matters; matters arising from the use or installation of our products; consumer protection matters; and employment and labor matters. The outcome of such legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us. Insurance coverage is not available for some of our claims and may be disputed by carriers in others. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on our preferred terms or at an acceptable cost, and this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims and must satisfy deductibles on other insured claims. Further, some of our business involves the sale of our products to customers that are constructing large and complex systems, facilities or other capital projects, and while we generally try to limit our exposure to liquidated damages, consequential damages and other potential damages in the contracts for these projects, we could be exposed to significant monetary damages and other liabilities in connection with the sale of our products for these projects for a variety of reasons. In addition, some of our businesses, customers, and dealers are subject to various laws and regulations regarding consumer protection and advertising and sales practices, and we have been named, and may be named in the future, as a defendant in litigation, some of which are or may be class action complaints, arising from alleged violation of these laws and regulations. In addition, our indemnification obligations relating to the purchase or sale of businesses could result in litigation or claims of unknown amounts. Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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
The Organization for Economic Co-operation and Development proposed a number of measures relating to the tax treatment of multinationals, some of which are implemented by amending double tax treaties through the multilateral convention to implement tax treaty-related measures to prevent base erosion and profit shifting (the “MLI”). The MLI has now entered into force for a number of countries, including Ireland and the U.K. Under the Double Tax Convention between Ireland and the U.K., as amended by the MLI, the residence tie-breaker provides that a company will remain dual resident unless there is a determination otherwise by the tax authorities of the two contracting states.
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
As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Further, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

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
Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices. The following is a summary of our principal properties as of December 31, 2022, including manufacturing, distribution, sales offices and service centers:

		No. of Facilities
	Location	Manufacturing	Distribution	Sales and Corporate Offices	Service Centers
Consumer Solutions	U.S. and 9 foreign countries	22	27	10	31
Industrial & Flow Technologies	U.S. and 14 foreign countries	20	10	4	10
Corporate	U.S. and 3 foreign countries	—	—	5	—
Total		42	37	19	41
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
John L. Stauch	58	President and Chief Executive Officer since 2018; Executive Vice President and Chief Financial Officer 2007 – 2018; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc. 2005 – 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc. 2004 – 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc. 2002 – 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., 2000 – 2002.
Adrian C. Chiu	44
Effective January 1, 2023, Mr. Chiu is Executive Vice President and President of the new Water Solutions reporting segment. Executive Vice President, Chief Human Resources Officer and Chief Transformation Officer 2021 – 2022; Vice President of Total Rewards and Human Resources Information Systems 2018 – 2021; Vice President and Project Management Office Leader for the separation of nVent plc (Pentair’s former electrical business) 2017 – 2018; Vice President of Human Resources Technology, Operations, and Equity Compensation 2016 – 2018; Senior Director of Human Resources Technology and Services 2011 – 2016; Various consulting positions of increasing responsibility at IBM Global Business Services 2000 – 2011.

Robert P. Fishman	59	Executive Vice President, Chief Financial Officer and Chief Accounting Officer since 2020; also Interim President, Consumer Solutions during 2022; Executive Vice President and Chief Financial Officer of NCR Corporation (a global provider of omni-channel technology solutions) 2016 – 2018; Senior Vice President and Chief Financial Officer of NCR Corporation 2010 – 2016; Vice President and Corporate Controller of NCR Corporation 2007 – 2009.
Tanya L. Hooper	50	Effective January 1, 2023, Ms. Hooper is the Executive Vice President and Chief Human Resources Officer. Vice President of Global Talent and Corporate Human Resources of Honeywell International Inc. 2021 – 2022; Vice President and Chief Human Resources Officer of Collins Aerospace 2019 – 2021; Vice President of Talent of Collins Aerospace 2018 – 2019; Vice President of Human Resources of Collins Aerospace 2016 – 2018; Various positions of increasing responsibility at Shell 2000 – 2016.
Jerome O. Pedretti	52	Effective January 1, 2023, Mr. Pedretti is Executive Vice President and Chief Executive Officer of the new Pool reporting segment. Executive Vice President and President, Industrial & Flow Technologies 2020 – 2022; Senior Vice President of Pentair’s former Aquatic Systems reporting segment 2016 – 2019; Vice President of Pentair’s former Valves & Controls business 2014 – 2016; Vice President Growth Strategy 2010 – 2014; Various business leadership positions of Pentair 2005 – 2014; Consultant at Bain & Co 2002 – 2005.
Stephen J. Pilla	59
Effective January 1, 2023, Mr. Pilla is the Executive Vice President, Chief Supply Chain Officer and Chief Transformation Officer. Executive Vice President and Chief Supply Chain Officer since 2020; Vice President and Chief Supply Chain Officer of Red Wing Shoe Co. (a manufacturer of personal protection equipment and footwear) 2017 – 2020; Vice President and General Manager of Pentair’s former Enclosure Division 2015 – 2017; Vice President of Pentair’s Global Operations and Supply Chain 2014 – 2016; Vice President, Global Supply of Pentair 2009 – 2012; Various other business leadership positions of Pentair 2002 – 2009.

Karla C. Robertson	52	Executive Vice President, General Counsel, Secretary and Chief Social Responsibility Officer since 2020; Executive Vice President, General Counsel and Secretary 2018 – 2020; General Counsel, Water segment 2017 – 2018; Executive Vice President, General Counsel and Corporate Secretary of SUPERVALU Inc. (a wholesaler and retailer of grocery products) 2013 – 2017; Vice President, Employment, Compensation and Benefits Law of SUPERVALU Inc. 2012 – 2013; Director, Employment Law of SUPERVALU Inc. 2011 – 2012; Senior Counsel, Employment Law of SUPERVALU Inc. 2009 – 2011; Senior Employee Relations Counsel of Target Corporation 2006 – 2008; Associate, Faegre & Benson LLP 2000 – 2005; Judicial Clerk, United States District Court for the Southern District of Iowa 1998 – 2000.
Philip M. Rolchigo	61	Executive Vice President and Chief Technology Officer since 2018; Chief Technology Officer 2017 – 2018; Vice President of Technology 2015 – 2017; Vice President of Engineering 2007 – 2015; Business Development Director of Water Technologies business of GE Global Research Center 2006 – 2007; Director of Technology of GE Water & Process Technologies 2003 – 2006; Chief Technology Officer of Osmonics 2000 – 2003; Vice President of Research & Development of Osmonics 1998 – 2000.
De’Mon L. Wiggins	48	Effective January 1, 2023, Mr. Wiggins is Executive Vice President and President of the Industrial & Flow Technologies segment. Group President of Pentair’s Pool business 2021 – 2022; Vice President of Pentair’s Pool business 2017 – 2021; Vice President and Strategic Business Unit leader for Pentair’s Fluid Motion platform 2016 – 2017; Various other business leadership positions of Pentair 2010 – 2016.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PNR.” As of December 31, 2022, there were 12,940 shareholders of record.
Pentair has paid 188 consecutive quarterly cash dividends, including most recently a dividend of $0.21 per share in the fourth quarter of 2022. On December 12, 2022, Pentair’s Board of Directors approved a 5 percent increase in the Company’s regular quarterly cash dividend rate (from $0.21 per share to $0.22 per share) that was paid on February 3, 2023 to shareholders of record at the close of business on January 20, 2023. 2023 marks the 47th consecutive year that Pentair has increased its dividend.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2017 and the reinvestment of all dividends since that date to December 31, 2022. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

	Base Period December	INDEXED RETURNS Years ended December 31
Company / Index	2017	2018	2019	2020	2021	2022
Pentair plc	$100	$81.14	$100.35	$118.30	$164.73	$103.16
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
S&P 500 Industrials Index	100	96.95	127.95	157.60	201.56	162.45
Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2022:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 29	86	$41.81	—	$600,002,203
October 30 – November 26	1,014	42.50	—	600,002,203
November 27 – December 31	1,432	46.20	—	600,002,203
Total	2,532		—
(a)The purchases in this column include 86 shares for the period October 1 – October 29, 1,014 shares for the period October 30 – November 26, and 1,432 shares for the period November 27 – December 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expires on December 31, 2025. We have $600.0 million remaining availability for repurchases under the 2020 Authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to the conflict between Russia and Ukraine and related sanctions; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and transformation program; the impact of raw material, logistics and labor costs and other inflation; volatility in currency exchange rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; risks associated with operating foreign businesses; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and ESG goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a pure play water industrial manufacturing company and in 2022 we were comprised of two reporting segments: Consumer Solutions and Industrial & Flow Technologies. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2022, the Consumer Solutions and Industrial & Flow Technologies segments represented approximately 64% and 36% of total revenues, respectively.

Effective January 1, 2023, we reorganized our segments, going from two segments to three, with the three reorganized segments reflecting how we expect to manage our business in 2023. As a result of this segment change, the Consumer Solutions segment was divided into a Pool segment and a Water Solutions segment. Our new Water Solutions segment includes Manitowoc Ice. The Industrial & Flow Technologies segment remains the same. The discussions below reporting on prior periods reflect the previous segmentation, but the descriptions of our businesses below continue to apply in their re-segmented form. Additional information regarding this re-segmentation is found under the section titled “New Segmentation” in ITEM 1 of this Form 10-K.

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

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2022, and are reasonably likely to impact our results in the future:
•We executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue into 2023 and to drive margin growth.
•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2022, we made strategic progress on our Transformation Program initiatives with a primary focus on two of our four key themes of pricing excellence and strategic sourcing and built capabilities across all themes, including the other two of operations excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and expect to continue to incur transformation costs in 2023 and beyond.

•We experienced supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand for these materials. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate the supply chain pressures, we expect supply chain challenges to continue in 2023, and which may continue thereafter and could negatively impact our results of operations.
•We experienced inflationary increases in costs of raw materials such as metals, resins and electronics (including drives and motors), as well as increases in logistics, transportation and labor costs. While we have taken pricing actions and we strive for productivity improvements that could help offset these inflationary cost increases, we expect inflationary cost increases to continue in 2023, and which may continue thereafter and could negatively impact our results of operations.
•We experienced increased inventory levels in order to support market demand and reflect ongoing supply chain challenges. In the second half of 2022, we began to see inventory correcting within our residential distributor channels, which we expect to result in moderated volumes for the next few quarters as channel inventories normalize to more historical levels and could negatively impact our results of operations.
•Our backlog, primarily in our Consumer Solutions segment, decreased compared to the backlog at the end of 2021. Shipments outpaced new orders during the period as customers balanced the need to place new orders with market demand and channel inventory levels. This downward trend may continue in 2023 as we expect backlog to return to more historical levels and lead times to improve.
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
•The ongoing effects of the COVID-19 pandemic continue to impact global economic conditions. There are many uncertainties regarding the COVID-19 pandemic, including the duration and severity of the pandemic, the spread of increasing number of virus variants, the extent of worldwide social, political and economic disruption it may continue to cause and the distribution and effectiveness of vaccines to address the COVID-19 virus. The broader implications of the COVID-19 pandemic that are reasonably likely to impact our business, financial condition, results of operations and cash flows cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues and the impact of vaccines on it, the impact of virus variants, the effectiveness of vaccinations, the pandemic’s effect on the demand for our products and services, our supply chain, and our manufacturing and distribution capacity, as well as the impact of governmental regulations imposed in response to the pandemic. For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see Part I—ITEM 1A, “Risk Factors,” included herein.
In 2023, our operating objectives focus on delivering our core and building our future. We expect to execute these objectives by:
•Delivering profitable revenue growth and productivity for customers and shareholders;
•Continuing to focus on capital allocation through:
◦Committing to maintain our investment grade rating;
◦Focusing on reducing our long-term debt;
◦Returning cash to shareholders through dividends and share repurchases; and
◦Accelerating our performance with strategically-aligned mergers and acquisitions;
•Focusing growth initiatives that accelerate our investments in digital, technology and services expansion;
•Continuing to implement our Transformation Program initiatives that will drive operational excellence, reduce complexity and improve our organizational structure; and
•Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2022	2021	2020	2022 vs 2021		2021 vs 2020
Net sales	$4,121.8	$3,764.8	$3,017.8	9.5%		24.8%
Cost of goods sold	2,757.2	2,445.6	1,960.2	12.7%		24.8%
Gross profit	1,364.6	1,319.2	1,057.6	3.4%		24.7%
% of net sales	33.1%	35.0%	35.0%	(1.9)	pts	—	pts

Selling, general and administrative	677.1	596.4	520.5	13.5%		14.6%
% of net sales	16.4%	15.8%	17.2%	0.6	pts	(1.4)	pts
Research and development	92.2	85.9	75.7	7.3%		13.5%
% of net sales	2.2%	2.3%	2.5%	(0.1)	pts	(0.2)	pts

Operating income	595.3	636.9	461.4	(6.5)%		38.0%
% of net sales	14.4%	16.9%	15.3%	(2.5)	pts	1.6	pts

(Gain) loss on sale of businesses	(0.2)	(1.4)	0.1	N.M.		N.M.
Net interest expense	61.8	12.5	23.9	N.M.		(47.7)%
Other (income) expense	(16.9)	(1.0)	5.3	N.M.		N.M.

Income from continuing operations before income taxes	550.6	626.8	432.1	(12.2)%		45.1%
Provision for income taxes	67.4	70.8	75.0	(4.8)%		(5.6)%
Effective tax rate	12.2%	11.3%	17.4%	0.9	pts	(6.1)	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2022 vs 2021	2021 vs 2020
Volume	(7.1)%	16.3%
Price	13.3	4.6
Core growth	6.2	20.9
Acquisition/Divestiture	5.5	2.6
Currency	(2.2)	1.3
Total	9.5%	24.8%
The 9.5 percent increase in consolidated net sales in 2022 from 2021 was primarily the result of:
•increases in selling prices to mitigate a rise in inflationary costs;
•increased sales from the acquisitions of Manitowoc Ice, Pleatco Holdings, LLC (“Pleatco”), and Ken’s Beverage, Inc (“KBI”) completed in the third quarter of 2022, fourth quarter of 2021 and second quarter of 2021, respectively;
•sales volume increase in our industrial solutions business within our Industrial & Flow Technologies segment; and
•sales volume increase in our commercial water solutions business within our Consumer Solutions segment.

This increase was partially offset by:
•sales volume decrease in our Consumer Solutions segment mainly driven by our pool and residential water treatment businesses;
•sales volume decrease in our residential and irrigation flow businesses within our Industrial & Flow Technologies segment; and
•unfavorable foreign currency effects in 2022 compared to the prior year.
Gross profit
The 1.9 percentage point decrease in gross profit as a percentage of net sales in 2022 from 2021 was primarily the result of:
•inflationary cost increases due to tight supply of raw materials such as metals, resins and electronics;
•higher logistics and labor costs due to increased demand, additional headcount and factory labor wage increases;
•decreased productivity in our Consumer Solutions pool and residential water treatment businesses due to decreased sales volumes;
•decreased productivity in our Industrial & Flow Technologies segment as a result of supply chain and plant inefficiencies;
•inventory impairments and write-offs and certain accruals of $19.6 million recorded as part of exiting businesses in our Consumer Solutions segment;
•amortization of inventory fair market value step-up of $5.8 million as a result of the Manitowoc Ice acquisition; and
•charges of $4.7 million recorded in 2022 for the write-off of inventory and costs related to contracts and orders that we will no longer fulfill in light of our exit of business activity and sales in Russia.
This decrease was partially offset by:
•increases in selling prices to mitigate impacts of inflation.
Selling, general and administrative (“SG&A”)
The 0.6 percentage point increase in SG&A expense as a percentage of net sales in 2022 from 2021 was driven by:
•identifiable intangible asset amortization expense of $28.6 million related to the addition of Manitowoc Ice’s definite-lived intangible assets in 2022;
•deal-related costs and expenses of $22.2 million in 2022, compared to $7.9 million in 2021;
•restructuring costs of $36.7 million in 2022, compared to $7.4 million in 2021; and
•transformation costs of $27.2 million in 2022, compared to $11.7 million in 2021.
This increase was partially offset by:
•higher employee incentive expense in 2021 compared to 2022 as a result of stronger financial performance in 2021 than initially forecasted.
Net interest expense
The increase in net interest expense in 2022 from 2021 was the result of:
•increased debt due to the acquisition of Manitowoc Ice;
•increased variable interest rates in 2022 compared to the prior year; and
•the amortization of debt issuance costs of $9.0 million in 2022 related to financing commitments for a bridge loan facility established in connection with the definitive agreement to purchase Manitowoc Ice.

Provision for income taxes
The 0.9 percentage point increase in the effective tax rate in 2022 from 2021 was primarily due to:
•the impact of favorable discrete items in 2021 that did not occur in 2022.
This increase was partially offset by:
•the favorable mix of global earnings.
2021 Comparison with 2020
A discussion of changes in our consolidated results of operations, segment results of operations and liquidity and capital resources from the year ended December 31, 2021 to December 31, 2020 can be found in Part II, ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 22, 2022. However, such discussion is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our 2022 reportable segments (Consumer Solutions and Industrial & Flow Technologies). Each of these segments is comprised of various product offerings that serve multiple end users.

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
Consumer Solutions
The net sales and segment income for Consumer Solutions were as follows:

	Years ended December 31			% / point change
In millions	2022	2021	2020	2022 vs 2021		2021 vs 2020
Net sales	$2,619.5	$2,341.9	$1,742.9	11.9%		34.4%
Segment income	611.1	554.4	419.1	10.2%		32.3%
% of net sales	23.3%	23.7%	24.0%	(0.4)	pts	(0.3)	pts
Net sales
The components of the change in Consumer Solutions net sales were as follows:

	2022 vs 2021	2021 vs 2020
Volume	(10.9)%	23.8%
Price	15.0	5.7
Core growth	4.1	29.5
Acquisition	8.8	4.3
Currency	(1.0)	0.6
Total	11.9%	34.4%
The 11.9 percent increase in net sales for Consumer Solutions in 2022 from 2021 was primarily the result of:
•increases in selling prices to mitigate impacts of inflation;
•increased sales due to the acquisitions of Manitowoc Ice, Pleatco and KBI completed in the third quarter of 2022, the fourth quarter of 2021 and the second quarter of 2021, respectively; and
•increased sales volume in our commercial water solutions business in 2022 compared to the prior year.
The increase was partially offset by:
•decreased sales volume in our pool and residential water treatment businesses in 2022 compared to the prior year; and

•unfavorable foreign currency effects compared to 2021.
Segment income
The components of the change in Consumer Solutions segment income as a percentage of net sales from the prior period were as follows:

	2022		2021
Growth/Price/Acquisition	10.8	pts	5.0	pts
Currency	—		(0.1)
Inflation	(9.2)		(7.7)
Productivity	(2.0)		2.5
Total	(0.4)	pts	(0.3)	pts
The 0.4 percentage point decrease in segment income for Consumer Solutions as a percentage of net sales in 2022 from 2021 was primarily the result of:
•inflationary cost increases due to high demand and limited supply of raw materials such as metals, resins and electronics along with increased logistics and labor costs; and
•decreased productivity in our pool and residential water treatment businesses due to decreased sales volume.
This decrease was partially offset by:
•increases in selling prices to mitigate the impacts of inflation; and
•the income of the Manitowoc Ice business that was acquired in the third quarter of 2022.
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Years ended December 31			% / point change
In millions	2022	2021	2020	2022 vs 2021		2021 vs 2020
Net sales	$1,500.8	$1,421.4	$1,273.6	5.6%		11.6%
Segment income	242.3	213.3	164.6	13.6%		29.6%
% of net sales	16.1%	15.0%	12.9%	1.1	pts	2.1	pts
Net sales
The components of the change in Industrial & Flow Technologies net sales were as follows:

	2022 vs 2021	2021 vs 2020
Volume	(0.7)%	5.9%
Price	10.4	3.2
Core growth	9.7	9.1
Acquisition/Divestiture	—	0.4
Currency	(4.1)	2.1
Total	5.6%	11.6%
`
The 5.6 percent increase in net sales for Industrial & Flow Technologies in 2022 from 2021 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•increased sales volume in our industrial solutions business in 2022 due to continued recovery in our project sales.
This increase was partially offset by:
•decreased sales volume in our residential and irrigation flow businesses in 2022 compared to the prior year; and
•unfavorable foreign currency effects in 2022 compared to 2021.

Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	2022		2021
Growth/Price/Acquisition	9.6	pts	3.6	pts
Currency	(0.1)		0.1
Inflation	(7.4)		(3.9)
Productivity	(1.0)		2.3
Total	1.1	pts	2.1	pts
The 1.1 percentage point increase in segment income for Industrial & Flow Technologies as a percentage of net sales in 2022 from 2021 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by:
•inflationary cost increases due to high demand and tight supply of metals and resins along with increased logistics costs due to supply chain constraints and labor costs due to workforce shortages; and
•decreased productivity due to supply chain and plant inefficiencies.
BACKLOG OF ORDERS BY SEGMENT

	December 31
In millions	2022	2021	$ change	% change
Consumer Solutions	$483.1	$1,073.7	$(590.6)	(55.0)%
Industrial & Flow Technologies	512.1	446.3	65.8	14.7%
Total	$995.2	$1,520.0	$(524.8)	(34.5)%
The majority of our backlog is short cycle in nature with shipments within one year from when a customer places an order and a substantial portion of our revenues has historically resulted from orders received and products delivered in the same month. A portion of our backlog, particularly from orders for major capital projects, can take more than one year from order to delivery depending on the size and type of order. We record, as part of our backlog, all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our 2023 net sales.
The decrease in our backlog in our Consumer Solutions segment from the prior year was primarily driven by pool backlog trending down to more historical levels due to increased manufacturing capacity, improved lead times and customers balancing the need to place new orders with market demand and channel inventory levels.

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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2022 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter of 2022 as the seasonality of our businesses peaked and generated significant cash to fund our operations. In the second half of 2022, we funded our operations using our strong cash flow and revolving credit facility.
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
On July 28, 2022, as part of our Consumer Solutions reporting segment, we completed the acquisition of Manitowoc Ice for approximately $1.6 billion in cash. We funded the purchase price for this acquisition with net proceeds from our term loan facility, the issuance of the 2032 Senior Notes and borrowings under our revolving credit facility, as well as cash on hand.
Summary of Cash Flows

	Years ended December 31
In millions	2022	2021	2020
Cash provided by (used for):
Operating activities of continuing operations	$364.3	$613.6	$574.2
Investing activities	(1,582.8)	(390.7)	(117.9)
Financing activities	1,232.7	(222.2)	(435.9)
Operating activities
In 2022, net cash provided by operating activities of continuing operations primarily reflects net income from continuing operations of $615.4 million, net of non-cash depreciation, amortization and asset impairment. Additionally, we had a cash outflow of $218.7 million as a result of changes in net working capital, primarily due to increased inventory balances compared to December 31, 2021. Inventory was higher due to inflationary impacts, continued supply chain inefficiencies and a rebalancing of inventory levels in the residential channel.
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
Investing activities
Net cash used for investing activities in 2022 primarily reflects the net cash paid of $1,579.5 million for the Manitowoc Ice acquisition and capital expenditures of $85.2 million, partially offset by cash received upon the settlement of net investment hedges of $78.9 million.
Net cash used for investing activities in 2021 primarily reflects capital expenditures of $60.2 million and cash paid for acquisitions of $338.5 million in our Consumer Solutions and Industrial & Flow Technologies reporting segments, net of cash acquired.
Financing activities
In 2022, net cash provided by financing activities primarily relates to net borrowings of revolving long-term debt of $124.5 million, net proceeds received from the Term Loan Facility and issuance of the 2032 Senior Notes of $1,391.3 million used to finance the Manitowoc Ice acquisition and net cash receipts upon the settlement of cross currency swaps of $12.3 million, partially offset by dividend payments of $138.6 million, repayment of $88.3 million senior fixed notes, share repurchases of $50.0 million and payments of debt issuance costs of $15.8 million.
In 2021, net cash used for financing activities primarily relates to repayment of $103.8 million of senior notes, $150.0 million of share repurchases, dividend payments of $133.0 million and payments upon maturity of cross currency swaps of $14.7 million, partially offset by net borrowings of revolving long-term debt of $159.4 million.

Free Cash Flow
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that is equal to 100 percent conversion of net income. Free cash flow is a non-U.S. GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, repurchase shares and repay debt. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2022	2021	2020
Net cash provided by operating activities of continuing operations	$364.3	$613.6	$574.2
Capital expenditures of continuing operations	(85.2)	(60.2)	(62.2)
Proceeds from sale of property and equipment of continuing operations	4.1	3.9	0.1
Free cash flow from continuing operations	$283.2	$557.3	$512.1
Net cash used for operating activities of discontinued operations	(1.0)	(0.4)	(0.6)
Free cash flow	$282.2	$556.9	$511.5
Debt and Capital
Pentair, Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, which was amended and restated in December 2021 and further amended in December 2022, providing for a $900.0 million senior unsecured revolving credit facility and a $200.0 million senior unsecured term loan facility. The revolving credit facility has a maturity date of December 16, 2026 and the term loan facility has a maturity date of December 16, 2024. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of December 31, 2022, total availability under the Senior Credit Facility was $580.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In March 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair and PFSA entered into a Loan Agreement among PFSA, as borrower, Pentair, as guarantor, and the lenders and agents party thereto, providing for a $600.0 million senior unsecured term loan facility (the “Term Loan Facility”). In June 2022, the Term Loan Facility was amended to increase the facility by $400.0 million to an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million beginning on the last day of the third quarter of 2023 and increasing to $12.5 million beginning with the last day of the third quarter of 2024. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.0 million, of which there were no outstanding borrowings at December 31, 2022. Borrowings under these credit facilities bear interest at variable rates.
We have $12.5 million of Term Loan Facility payments due in the next twelve months. We classified this debt as long-term as of December 31, 2022 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
As of December 31, 2022, we had $89.6 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
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
During the year ended December 31, 2022, we repurchased 1.0 million of our ordinary shares for $50.0 million under the 2020 Authorization. As of December 31, 2022, we had $600.0 million available for share repurchases under the 2020 Authorization.
Dividends
On December 12, 2022, the Board of Directors approved a 5 percent increase in the Company’s regular quarterly dividend rate (from $0.21 per share to $0.22 per share) that was paid on February 3, 2023 to shareholders of record at the close of business on January 20, 2023. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $36.2 million at December 31, 2022. Dividends paid per ordinary share were $0.84, $0.80 and $0.76 for the years ended December 31, 2022, 2021 and 2020, respectively.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). Our distributable reserve balance was $7.1 billion and $8.4 billion as of December 31, 2022 and 2021, respectively.

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

The following table presents summarized financial information as of December 31, 2022 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	December 31, 2022
Current assets (1)	$2.4
Noncurrent assets (2)	2,677.4
Current liabilities (3)	1,068.6
Noncurrent liabilities (4)	2,640.3
(1) No assets due from non-guarantor subsidiaries were included.
(2) Includes assets due from non-guarantor subsidiaries of $2,664.7 million.
(3) Includes liabilities due to non-guarantor subsidiaries of $989.8 million.
(4) Includes liabilities due to non-guarantor subsidiaries of $259.8 million.
The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.
Material cash requirements from contractual obligations and commitments
We expect to continue to have sufficient cash and borrowing capacity to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability to meet our short-term and long-term cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities. The following summarizes our material cash requirements from significant contractual obligations and purchase commitments that impact our liquidity as of December 31, 2022:

In millions	Next Twelve Months	Greater Than Twelve Months	Total
Debt obligations (Note 8)	$12.5	$2,326.8	$2,339.3
Interest obligations on fixed-rate debt	42.5	322.2	364.7
Operating lease obligations, net of sublease rentals (Note 15)	32.2	55.8	88.0
Purchase and marketing obligations	19.8	14.8	34.6
Pension and other post-retirement plan contributions (Note 11)	9.3	75.3	84.6
Total contractual obligations, net	$116.3	$2,794.9	$2,911.2
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the significant contractual obligations described above, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2022, variable interest rate debt was $1,520.0 million at a weighted average interest rate of 5.64%.

The total gross liability for uncertain tax positions at December 31, 2022 was estimated to be $39.6 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2022, we had recorded $0.6 million for the possible payment of penalties and $4.9 million related to the possible payment of interest.

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
As of December 31, 2022 and 2021, the outstanding value of bonds, letters of credit and bank guarantees totaled $99.7 million and $104.5 million, respectively.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:
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
During 2022 and 2021, a qualitative assessment was performed. As a result, it was determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Factors considered in the analysis included the 2020 discounted cash flow fair value assessment of the reporting units and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount.
Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge of $2.7 million was recorded in 2022 related to the write-off of a proprietary technology intangible asset as a result of restructuring initiatives implemented in the fourth quarter of 2022. The impairment charge was recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income.

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test the first day of the fourth quarter each year for those identifiable assets not subject to amortization. The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy. No impairment charges were recognized in 2022 or 2021 as a result of our annual impairment assessment.

Business combinations
Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. Goodwill is recorded when the purchase price exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired. Estimates of intangible asset fair value represent management’s best estimate of assumptions and about future events and uncertainties, including significant judgments related to future cash flows, discount rates, margin and revenue growth assumptions, royalty rates, customer attrition rates, useful lives and others. Inputs used are generally obtained from historical data supplemented by current and anticipated market conditions and growth rates. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets.

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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim re-measurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in pre-tax gains of $17.5 million and $2.4 million in 2022 and 2021, respectively, and a pre-tax loss of $6.7 million in 2020. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2023.
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

Sensitivity to changes in key assumptions
A 100 basis point increase or decrease in the discount rates used to measure our pension and other post-retirement benefit plans would result in a $7.1 million increase or $6.1 million decrease in our total projected benefit obligation. A 100 basis point increase or decrease in the assumed rate of return on pension assets or discount rates for our pension and other post-retirement benefit plans would result in an immaterial change in our ongoing pension expense. These estimates exclude any potential mark-to-market adjustments.
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
Interest rate risk
Our debt portfolio as of December 31, 2022, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 35% fixed-rate debt and 65% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2022, a 100 basis point increase or decrease in interest rates would result in a $50.1 million decrease or $54.3 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2022, a 100 basis point increase or decrease in interest rates would result in a $15.2 million increase or decrease in interest incurred.
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

From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. At December 31, 2022, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $9.4 million. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive loss and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings.
At December 31, 2022, we had outstanding cross currency swap agreements with a combined notional amount of $746.3 million. The cross currency swap agreements are accounted for as either cash flow hedges to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The currency risk related to the cross currency swap agreements is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. A 10% appreciation or a 10% depreciation of the U.S. dollar relative to the Euro would result in a change in accumulated other comprehensive income of approximately $55 million. However, the change in other comprehensive income would be offset by decreases or increases in the hedged items on our balance sheet.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.
The Company completed its acquisition of Welbilt’s Manitowoc Ice business (“Manitowoc Ice”) on July 28, 2022. The Company is continuing to integrate Manitowoc Ice into its internal control over financial reporting, and management’s evaluation of the effectiveness of the Company’s internal control over financial reporting excluded Manitowoc Ice as of December 31, 2022, as permitted by guidance issued by the Securities and Exchange Commission. Manitowoc Ice accounted for approximately 2% of total assets, excluding acquired goodwill and identifiable intangible assets which are included within the scope of management’s assessment, and 4% of total net sales included within the consolidated financial statements of Pentair plc and its subsidiaries as of and for the fiscal year ended December 31, 2022.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. That attestation report is set forth immediately following this management report.

John L. Stauch	Robert P. Fishman
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Manitowoc Ice, which was acquired on July 28, 2022, and whose financial statements constitute approximately 2% of total assets (excluding acquired goodwill and identifiable intangible assets which are included within the scope of management’s assessment) and 4% of total net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Manitowoc Ice.
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
February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company assesses uncertain tax positions (“UTPs”) based upon an evaluation of available information and records a liability when a position taken or expected to be taken in a tax return does not meet certain measurement or recognition criteria. A tax benefit is recognized only if management believes it is more likely than not that the tax position will be sustained upon examination by the relevant tax authority. Determining the completeness of UTPs is complex and significant judgment is involved in identifying which positions may not meet the required measurement or recognition criteria. As of December 31, 2022, the Company’s recorded UTP balance was $39.6 million.

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
•With the assistance of our income tax specialists, we assessed the Company’s determination of the existence of UTPs. In particular, our procedures included:
–Evaluating the Company’s significant judgments related to completeness of UTPs in material jurisdictions:
•We performed inquiries of management to assess whether they are aware of any new items or significant changes to the business that would impact the UTP assessment or give rise to new UTPs.
•We evaluated the following: technical merits of existing UTPs, technical merits of potential UTPs, and significant transactions and their tax implications, including the completeness and accuracy of the underlying data supporting the transactions.
•We assessed the appropriateness and consistency of management’s methods and assumptions used in identifying UTPs.
•We evaluated former and ongoing tax audits by tax authorities.
•We considered changes in and assessed the Company’s interpretation of applicable tax laws.
•We inspected the Company’s summary of differences between the filed tax returns and the tax provision to obtain an understanding of significant differences. We assessed whether the appropriate UTPs were recorded as well as whether any additional UTPs needed to be considered.
Acquisitions - Valuation of Manitowoc Ice Acquired Customer Relationship Intangible Asset — Refer to Note 2 to the financial statements
Critical Audit Matter Description
On July 28, 2022, the Company completed the acquisition of Welbilt Inc.’s Manitowoc Ice business (“Manitowoc Ice”) for consideration paid of $1.6 billion. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationship intangible asset of $588.4 million. Management estimated the fair value of the customer relationship intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the customer relationship intangible asset required management to make significant estimates and assumptions related to future cash flows, including margin and revenue growth assumptions, and the selection of the discount and customer attrition rates.
We identified the valuation of the Manitowoc Ice customer relationship intangible asset as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of this asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows, including margin and revenue growth assumptions, and the selection of the discount and customer attrition rates for the customer relationship intangible asset.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows, including the margin and revenue growth rates, and the selection of the discount and customer attrition rates for the acquired customer relationship intangible asset included the following, among others:
•We tested the effectiveness of controls over the valuation of the acquired customer relationship intangible asset, including management’s controls over forecasts of future cash flows, including margin and revenue growth assumptions, and the selection of the discount and customer attrition rates.
•We assessed the reasonableness of management’s forecasts of future cash flows, including margin and revenue growth assumptions, by comparing the projections to historical results for Manitowoc Ice, certain peer companies’ historical results, and industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) the discount and customer attrition rates by:

•Testing the source information underlying the determination of the discount and customer attrition rates.
•Comparing the selected customer attrition rate to the historical customer attrition rate observed by Manitowoc Ice.
•Testing the mathematical accuracy of the discount and customer attrition rate calculations.
•Developing a range of independent estimates and comparing those to the discount rate selected by management

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 21, 2023

We have served as the Company’s auditor since 1977.

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per-share data	2022	2021	2020
Net sales	$4,121.8	$3,764.8	$3,017.8
Cost of goods sold	2,757.2	2,445.6	1,960.2
Gross profit	1,364.6	1,319.2	1,057.6
Selling, general and administrative	677.1	596.4	520.5
Research and development	92.2	85.9	75.7
Operating income	595.3	636.9	461.4
Other (income) expense
(Gain) loss on sale of businesses	(0.2)	(1.4)	0.1
Net interest expense	61.8	12.5	23.9
Other (income) expense	(16.9)	(1.0)	5.3
Income from continuing operations before income taxes	550.6	626.8	432.1
Provision for income taxes	67.4	70.8	75.0
Net income from continuing operations	483.2	556.0	357.1
(Loss) income from discontinued operations, net of tax	(2.3)	(3.0)	1.5
Net income	$480.9	$553.0	$358.6
Comprehensive income, net of tax
Net income	$480.9	$553.0	$358.6
Changes in cumulative translation adjustment	(56.4)	(47.0)	49.0
Changes in market value of derivative financial instruments, net of tax	31.3	40.4	(29.8)
Comprehensive income	$455.8	$546.4	$377.8
Earnings (loss) per ordinary share
Basic
Continuing operations	$2.93	$3.36	$2.14
Discontinued operations	(0.01)	(0.02)	0.01
Basic earnings per ordinary share	$2.92	$3.34	$2.15
Diluted
Continuing operations	$2.92	$3.32	$2.13
Discontinued operations	(0.02)	(0.02)	0.01
Diluted earnings per ordinary share	$2.90	$3.30	$2.14
Weighted average ordinary shares outstanding
Basic	164.8	165.8	166.5
Diluted	165.6	167.5	167.4
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2022	2021
Assets
Current assets
Cash and cash equivalents	$108.9	$94.5
Accounts receivable, net of allowances of $10.8 and $9.1, respectively	531.5	534.3
Inventories	790.0	562.9
Other current assets	128.1	112.3
Total current assets	1,558.5	1,304.0
Property, plant and equipment, net	344.5	310.0
Other assets
Goodwill	3,252.6	2,504.5
Intangibles, net	1,094.6	428.0
Other non-current assets	197.3	207.1
Total other assets	4,544.5	3,139.6
Total assets	$6,447.5	$4,753.6
Liabilities and Equity
Current liabilities
Accounts payable	$355.0	$385.7
Employee compensation and benefits	106.0	140.1
Other current liabilities	602.1	525.9
Total current liabilities	1,063.1	1,051.7
Other liabilities
Long-term debt	2,317.3	894.1
Pension and other post-retirement compensation and benefits	70.8	93.2
Deferred tax liabilities	43.3	89.8
Other non-current liabilities	244.9	202.9
Total liabilities	3,739.4	2,331.7
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 164.5 and 165.1 issued at December 31, 2022 and 2021, respectively	1.7	1.7
Additional paid-in capital	1,554.9	1,582.7
Retained earnings	1,390.5	1,051.4
Accumulated other comprehensive loss	(239.0)	(213.9)
Total equity	2,708.1	2,421.9
Total liabilities and equity	$6,447.5	$4,753.6
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2022	2021	2020
Operating activities
Net income	$480.9	$553.0	$358.6
Loss (income) from discontinued operations, net of tax	2.3	3.0	(1.5)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(1.8)	(0.3)	(1.4)
Depreciation	54.1	51.2	46.7
Amortization	52.5	26.3	28.4
(Gain) loss on sale of businesses	(0.2)	(1.4)	0.1
Deferred income taxes	(44.8)	(9.0)	4.6
Share-based compensation	24.9	29.8	20.3
Asset impairment and write-offs	25.6	—	2.7
Amortization of bridge financing debt issuance costs	9.0	—	—
Pension and other post-retirement (income) expense	(12.2)	2.8	12.2
Pension and other post-retirement contributions	(8.8)	(9.4)	(8.4)
(Gain) loss on sale of assets	(2.3)	0.7	0.3
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	30.4	(142.0)	148.3
Inventories	(187.0)	(121.4)	(29.1)
Other current assets	(16.5)	(12.3)	(2.3)
Accounts payable	(56.9)	114.2	(81.9)
Employee compensation and benefits	(35.2)	24.5	42.5
Other current liabilities	46.5	116.2	32.0
Other non-current assets and liabilities	3.8	(12.3)	2.1
Net cash provided by operating activities of continuing operations	364.3	613.6	574.2
Net cash used for operating activities of discontinued operations	(1.0)	(0.4)	(0.6)
Net cash provided by operating activities	363.3	613.2	573.6
Investing activities
Capital expenditures	(85.2)	(60.2)	(62.2)
Proceeds from sale of property and equipment	4.1	3.9	0.1
Proceeds from sale of businesses, net	—	1.4	—
Acquisitions, net of cash acquired	(1,580.9)	(338.5)	(58.0)
Settlement of net investment hedges	78.9	—	—
Other	0.3	2.7	2.2
Net cash used for investing activities	(1,582.8)	(390.7)	(117.9)
Financing activities
Net borrowings (repayments) of revolving long-term debt	124.5	159.4	(117.5)
Proceeds from long-term debt	1,391.3	—	—
Repayment of long-term debt	(88.3)	(103.8)	(74.0)
Debt issuance costs	(15.8)	(2.3)	—
Shares issued to employees, net of shares withheld	(2.7)	22.2	32.9
Repurchases of ordinary shares	(50.0)	(150.0)	(150.2)
Dividends paid	(138.6)	(133.0)	(127.1)
Receipts (payments) upon the settlement of cross currency swaps	12.3	(14.7)	—
Net cash provided by (used for) financing activities	1,232.7	(222.2)	(435.9)
Effect of exchange rate changes on cash and cash equivalents	1.2	12.1	(20.2)
Change in cash and cash equivalents	14.4	12.4	(0.4)
Cash and cash equivalents, beginning of year	94.5	82.1	82.5
Cash and cash equivalents, end of year	$108.9	$94.5	$82.1

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$57.0	$29.9	$41.0
Cash paid for income taxes, net	122.6	71.8	67.7
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Number	Amount
Balance - December 31, 2019	168.3	$1.7	$1,777.7	$401.0	$(226.5)	$1,953.9
Net income	—	—	—	358.6	—	358.6
Other comprehensive income, net of tax	—	—	—	—	19.2	19.2
Dividends declared	—	—	—	(128.4)	—	(128.4)
Share repurchases	(3.7)	—	(150.2)	—	—	(150.2)
Exercise of options, net of shares tendered for payment	1.3	—	37.6	—	—	37.6
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.7)	—	—	(4.7)
Share-based compensation	—	—	20.3	—	—	20.3
Balance - December 31, 2020	166.1	$1.7	$1,680.7	$631.2	$(207.3)	$2,106.3
Net income	—	—	—	553.0	—	553.0
Other comprehensive loss, net of tax	—	—	—	—	(6.6)	(6.6)
Dividends declared	—	—	—	(132.8)	—	(132.8)
Share repurchases	(2.1)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.9	—	30.1	—	—	30.1
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(7.9)	—	—	(7.9)
Share-based compensation	—	—	29.8	—	—	29.8
Balance - December 31, 2021	165.1	$1.7	$1,582.7	$1,051.4	$(213.9)	$2,421.9
Net income	—	—	—	480.9	—	480.9
Other comprehensive loss, net of tax	—	—	—	—	(25.1)	(25.1)
Dividends declared	—	—	—	(141.8)	—	(141.8)
Share repurchases	(1.0)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.1	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(6.3)	—	—	(6.3)
Share-based compensation	—	—	24.9	—	—	24.9
Balance - December 31, 2022	164.5	$1.7	$1,554.9	$1,390.5	$(239.0)	$2,708.1
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
Basis of presentation
The accompanying consolidated financial statements include the accounts of Pentair plc, its wholly-owned subsidiaries and entities for which the Company has a controlling financial interest. Intercompany accounts and transactions have been eliminated. Investments in companies of which we own 20% to 50% of the voting stock or have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting and as a result, our share of the earnings or losses of such equity affiliates is included in the Consolidated Statements of Operations and Comprehensive Income.
The consolidated financial statements have been prepared in U.S. dollars (“USD”) and in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”).
Fiscal year
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.
Use of estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for valuation of goodwill and indefinite lived intangible assets, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, percentage of completion revenue recognition, assets acquired and liabilities assumed in acquisitions, estimated selling proceeds from assets held for sale, contingent liabilities, income taxes and pension and other post-retirement benefits. Actual results could differ from our estimates.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 91.7%, 91.9% and 92.2% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 8.3%, 8.1% and 7.8% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract, and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
On December 31, 2022, we had $109.7 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
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
Contract assets and liabilities consisted of the following:

	December 31
In millions	2022	2021	$ Change	% Change
Contract assets	$48.4	$48.8	$(0.4)	(0.8)%
Contract liabilities	58.1	39.4	18.7	47.5%
Net contract assets (liabilities)	$(9.7)	$9.4	$(19.1)	(203.2)%
The $19.1 million decrease in net contract assets from December 31, 2021 to December 31, 2022 was primarily the result of timing of milestone payments. Approximately 90% of our contract liabilities at December 31, 2021 were recognized in revenue during the twelve months ended December 31, 2022. There were $1.1 million of impairment losses recognized on our net contract liabilities for the twelve months ended December 31, 2022 as a result of our exit of business activity and sales in Russia. There were no impairment losses recognized on our net contract assets for the twelve months ended December 31, 2021.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Years ended December 31
In millions	2022	2021	2020
U.S.	$2,913.2	$2,571.2	$2,011.7
Western Europe	439.2	460.4	375.3
Developing (1)	515.5	487.1	427.5
Other Developed (2)	253.9	246.1	203.3
Consolidated net sales (3)	$4,121.8	$3,764.8	$3,017.8
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Net sales in Ireland, for each of the years presented, were not material.
Vertical market net sales information was as follows:

	Years ended December 31
In millions	2022	2021	2020
Residential	$2,613.6	$2,437.6	$1,883.4
Commercial	809.1	665.9	528.6
Industrial	699.1	661.3	605.8
Consolidated net sales	$4,121.8	$3,764.8	$3,017.8
Research and development
We conduct research and development (“R&D”) activities primarily in our own facilities, which mostly consist of development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2022, 2021 and 2020 were $92.2 million, $85.9 million and $75.7 million, respectively.
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
The following table summarizes the activity in the allowance for credit losses:

	Years ended December 31
In millions	2022	2021	2020
Beginning balance	$9.1	$8.4	$10.3
Bad debt expense (benefit) (1)	3.6	1.1	(0.5)
Acquisitions	0.3	1.0	0.1
Write-offs, net of recoveries	(1.4)	(0.9)	(1.6)
Other (2)	(0.8)	(0.5)	0.1
Ending balance	$10.8	$9.1	$8.4
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Property, plant and equipment, net
Property, plant and equipment is stated at historical cost. We compute depreciation by the straight-line method based on the following estimated useful lives:

Years
Land improvements	5 to 20
Buildings and leasehold improvements	5 to 50
Machinery and equipment	3 to 15
Capitalized software	3 to 10
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
The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2022	2021
U.S.	$213.3	$198.7
Western Europe	74.4	71.5
Developing (1)	46.8	29.5
Other Developed (2)	10.0	10.3
Consolidated (3)	$344.5	$310.0
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Property, plant and equipment, net in Ireland, for each of the years presented, were not material.
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded $9.2 million of long-lived asset impairment charges in 2022 comprised of long-lived assets which were primarily written off as a result of restructuring actions and certain business exits announced in the fourth quarter of 2022. No material long-lived asset impairment charges were recorded in 2021 or 2020.
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
As a result of the qualitative assessment performed during 2022 and 2021, it was determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Factors considered in the analysis included the 2020 discounted cash flow fair value assessment of the reporting units and the calculated excess fair value over carrying

Pentair plc and Subsidiaries
Notes to consolidated financial statements

amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described in Note 9.
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
An impairment charge of $2.7 million was recorded in 2022 related to the write-off of a proprietary technology intangible asset as a result of a business exit announced in the fourth quarter of 2022. The impairment charge was recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income. No additional impairment charges were recognized for identifiable intangible assets in 2022.

No impairment charges were recorded for identifiable intangible assets in 2021 or 2020.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim re-measurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis. The service costs are recorded within Operating income and the interest costs, expected return on plan assets and net actuarial gain/loss components of net periodic pension and other post-retirement benefit costs are recorded within Other (income) expense .

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Insurance subsidiary
A portion of our property and casualty insurance program is insured through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2022 and 2021, reserves for policy claims were $65.1 million, of which $13.0 million was included in Other current liabilities and $52.1 million was included in Other non-current liabilities, and $55.6 million, of which $13.0 million was included in Other current liabilities and $42.6 million was included in Other non-current liabilities, respectively.
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
Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash-flow hedge, the effective portion of changes in the fair value of the derivative is recorded in Accumulated other comprehensive income (loss) (“AOCI”) as a separate component of equity in the Consolidated Balance Sheets and is recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.
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

2.    Acquisitions
On July 28, 2022, as part of our Consumer Solutions reporting segment, we acquired the issued and outstanding equity securities of certain subsidiaries of Welbilt, Inc. (“Welbilt”) and certain other assets, rights, and properties, and assumed certain liabilities, comprising Welbilt’s Manitowoc Ice business (“Manitowoc Ice”), for approximately $1.6 billion in cash.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Manitowoc Ice is a designer, manufacturer and distributor of commercial ice machines. The acquisition of Manitowoc Ice allows us to enhance and deliver our total water management offerings to an expanded network of channel partners and customers.
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

The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Manitowoc Ice acquisition as previously reported and revised as of December 31, 2022:

In millions	As Originally Reported	As Revised
Cash	$33.8	$33.8
Accounts receivable	39.7	36.7
Inventories	70.8	66.5
Other current assets	3.9	3.9
Property, plant and equipment	21.6	21.6
Identifiable intangible assets	728.3	728.3
Goodwill	796.7	790.5
Other assets	1.8	1.8
Current liabilities	(68.1)	(66.5)
Other liabilities	(3.2)	(3.3)
Purchase price	$1,625.3	$1,613.3

The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $790.5 million, all of which is expected to be deductible for income tax purposes. Goodwill recognized from the Manitowoc Ice acquisition primarily reflects the future economic benefit resulting from synergies of our combined operations.
Identifiable intangible assets acquired as part of the Manitowoc Ice acquisition include $78.4 million of indefinite-lived trade name intangible assets, $588.4 million of definite-lived customer relationships with a weighted-average estimated useful life of 20 years, $47.1 million of definite-lived proprietary technology intangible assets with a weighted-average estimated useful life of 10 years and $14.4 million of other definite-lived intangible assets with a weighted-average estimated useful life of four months. The fair values of trade names and proprietary technology acquired in the acquisition were determined using a relief-from-royalty method, and customer relationships and other definite-lived intangible assets acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy described in Note 9.
For the year ended December 31, 2022, non-recurring expense related to the fair value adjustment to acquisition-date inventory of $5.8 million, transaction-related charges of $19.9 million, and acquisition-related bridge financing costs of $9.0 million are reflected in Cost of goods sold, Selling, general and administrative and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. Manitowoc Ice’s net sales and operating income for the period from the acquisition date to December 31, 2022 were $156.3 million and $12.2 million, respectively. Manitowoc’s operating income includes $28.6 million of identifiable intangible asset amortization expense and $5.8 million of amortization of inventory fair market value step-up.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following table presents unaudited pro forma financial information as if the Manitowoc Ice acquisition had occurred on January 1, 2021:

	Years Ended December 31
In millions, except per share data	2022	2021
Pro forma net sales	$4,328.6	$4,072.1
Pro forma net income from continuing operations	486.3	523.3
Pro forma earnings per ordinary share - continuing operations
Basic	$2.95	$3.16
Diluted	2.94	3.12

The unaudited pro forma net income from continuing operations includes Manitowoc Ice’s identifiable intangible asset amortization expense of $34.1 million and $48.5 million for the years ended December 31, 2022 and 2021, respectively. The unaudited pro forma net income from continuing operations for the year ended December 31, 2022 excludes the impact of $34.7 million of transaction-related charges, acquisition-related bridge financing costs and non-recurring expense related to the fair value adjustment to acquisition-date inventory. The year ended December 31, 2021 was adjusted to include transaction-related charges and non-recurring expense related to the fair value adjustment to acquisition-date inventory.
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

In October 2021, as part of both of our Consumer Solutions and Industrial & Flow Technologies reporting segments, we completed the acquisition of Pleatco Holdings, LLC and related entities for $256.9 million in cash, net of cash acquired and working capital true-ups. The excess of purchase price over tangible net assets acquired has been allocated to goodwill in the amount of $140.6 million, $136.4 million of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $97.9 million of definite-lived customer relationships with an estimated useful life of 17 years. The pro forma impact of this acquisition is not material.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

3.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2022	2021	2020
Net income	$480.9	$553.0	$358.6
Net income from continuing operations	$483.2	$556.0	$357.1
Weighted average ordinary shares outstanding
Basic	164.8	165.8	166.5
Dilutive impact of stock options and restricted stock awards	0.8	1.7	0.9
Diluted	165.6	167.5	167.4
Earnings (loss) per ordinary share
Basic
Continuing operations	$2.93	$3.36	$2.14
Discontinued operations	(0.01)	(0.02)	0.01
Basic earnings per ordinary share	$2.92	$3.34	$2.15
Diluted
Continuing operations	$2.92	$3.32	$2.13
Discontinued operations	(0.02)	(0.02)	0.01
Diluted earnings per ordinary share	$2.90	$3.30	$2.14
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.9	0.1	1.7

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

During 2022, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business, including the announcement of certain business exits within the residential business of our Consumer Solutions segment. In addition, we executed certain initiatives in 2022 and 2021 associated with the Transformation Program. Initiatives during the years ended December 31, 2022, 2021 and 2020 included a reduction in hourly and salaried headcount of approximately 625 employees, 75 employees and 175 employees, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Restructuring and transformation-related costs included in Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income included the following:

	Years ended December 31
In millions	2022	2021	2020
Restructuring Initiatives
Severance and related costs	$17.7	$7.0	$9.7
Asset impairment and write-offs (1)	25.6	—	2.7
Other restructuring costs (2)	13.0	0.4	1.7
Total restructuring costs	56.3	7.4	14.1
Transformation Program
Severance and related costs	3.4	—	—
Other transformation costs (3)	23.8	11.7	—
Total transformation costs	27.2	11.7	—
Total restructuring and transformation costs	$83.5	$19.1	$14.1
(1) Asset impairment and write-offs consist of inventory, long-lived assets and an identifiable intangible asset, which were impaired as a result of restructuring actions and certain business exits announced in the fourth quarter of 2022.
(2) Other restructuring costs primarily consist of certain accruals and various contract termination costs associated with business exits.
(3) Other transformation costs primarily consist of professional services and project management related costs.

Restructuring and transformation costs by reportable segment were as follows:

	Years ended December 31
In millions	2022	2021	2020
Consumer Solutions	$55.4	$0.9	$3.6
Industrial & Flow Technologies	2.2	0.9	4.7
Other	25.9	17.3	5.8
Consolidated	$83.5	$19.1	$14.1
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2022	2021
Beginning balance	$10.7	$15.2
Costs incurred	21.1	7.0
Cash payments and other	(8.6)	(11.5)
Ending balance	$23.2	$10.7

5.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 by reportable segment were as follows:

In millions	December 31, 2021	Acquisitions	Purchase accounting adjustments	Foreign currency translation	December 31, 2022
Consumer Solutions	$1,722.5	$790.5	$1.4	$(9.4)	$2,505.0
Industrial & Flow Technologies	782.0	—	1.0	(35.4)	747.6
Total goodwill	$2,504.5	$790.5	$2.4	$(44.8)	$3,252.6

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In millions	December 31, 2020	Acquisitions	Purchase accounting adjustments	Foreign currency translation	December 31, 2021
Consumer Solutions	$1,580.5	$152.9	$(1.2)	$(9.7)	$1,722.5
Industrial & Flow Technologies	811.7	13.6	—	(43.3)	782.0
Total goodwill	$2,392.2	$166.5	$(1.2)	$(53.0)	$2,504.5

There has been no impairment of goodwill for any of the years presented.
Identifiable intangible assets consisted of the following at December 31:

	2022			2021
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,100.9	$(308.9)	$792.0	$558.8	$(320.1)	$238.7
Proprietary technology and patents	89.3	(35.6)	53.7	46.3	(32.1)	14.2
Other	14.4	(14.4)	—	—	—	—
Total finite-life intangibles	1,204.6	(358.9)	845.7	605.1	(352.2)	252.9
Indefinite-life intangibles
Trade names	248.9	—	248.9	175.1	—	175.1
Total intangibles	$1,453.5	$(358.9)	$1,094.6	$780.2	$(352.2)	$428.0

Identifiable intangible asset amortization expense in 2022, 2021 and 2020 was $52.5 million, $26.3 million and $28.4 million, respectively.
An impairment charge of $2.7 million was recorded in 2022 related to the write-off of a proprietary technology intangible asset as a result of a business exit announced in the fourth quarter of 2022. No impairment charges were recorded for identifiable intangible assets in 2021 or 2020.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2023	2024	2025	2026	2027
Estimated amortization expense	$54.6	$54.1	$54.1	$52.8	$51.5

Pentair plc and Subsidiaries
Notes to consolidated financial statements

6.    Supplemental Balance Sheet Information

	December 31
In millions	2022	2021
Inventories
Raw materials and supplies	$404.1	$290.3
Work-in-process	95.6	77.4
Finished goods	290.3	195.2
Total inventories	$790.0	$562.9
Other current assets
Cost in excess of billings	$48.4	$48.8
Prepaid expenses	74.8	57.1
Other current assets	4.9	6.4
Total other current assets	$128.1	$112.3
Property, plant and equipment, net
Land and land improvements	$32.3	$34.8
Buildings and leasehold improvements	200.7	194.5
Machinery and equipment	639.2	607.3
Capitalized software	68.8	66.5
Construction in progress	60.6	62.8
Total property, plant and equipment	1,001.6	965.9
Accumulated depreciation and amortization	657.1	655.9
Total property, plant and equipment, net	$344.5	$310.0
Other non-current assets
Right-of-use lease assets	$78.6	$84.5
Deferred income taxes	26.0	23.1
Deferred compensation plan assets	21.7	25.6
Other non-current assets	71.0	73.9
Total other non-current assets	$197.3	$207.1
Other current liabilities
Dividends payable	$36.2	$33.0
Accrued warranty	63.1	40.5
Accrued rebates and incentives	200.1	198.7
Accrued freight	39.4	36.5
Billings in excess of cost	43.8	31.2
Current lease liability	29.3	25.6
Income taxes payable	21.8	32.0
Accrued restructuring	23.2	10.7
Interest payable	32.9	10.1
Other current liabilities	112.3	107.6
Total other current liabilities	$602.1	$525.9
Other non-current liabilities
Long-term lease liability	$52.4	$62.6
Income taxes payable	35.1	34.1
Self-insurance liabilities	52.1	42.6
Deferred compensation plan liabilities	21.7	25.6
Foreign currency contract liabilities	52.2	9.5
Other non-current liabilities	31.4	28.5
Total other non-current liabilities	$244.9	$202.9

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.    Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss consist of the following:

	December 31
In millions	2022	2021
Cumulative translation adjustments	$(280.5)	$(224.1)
Market value of derivative financial instruments, net of tax	41.5	10.2
Accumulated other comprehensive loss	$(239.0)	$(213.9)

8.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2022		2022	2021
Revolving credit facility (Senior Credit Facility)	6.053%	2026	$320.0	$195.0
Term Loan Facility	5.463%	2023 - 2027	1,000.0	—
Term loans (Senior Credit Facility)	5.861%	2024	200.0	200.0
Senior notes - fixed rate (1)	3.150%	2022	—	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	—
Unamortized issuance costs and discounts	N/A	N/A	(22.0)	(8.5)
Total debt			$2,317.3	$894.1

(1) Senior notes are guaranteed as to payment by Pentair plc.
Pentair, Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, which was amended and restated in December 2021 and further amended in December 2022, providing for a $900.0 million senior unsecured revolving credit facility and a $200.0 million senior unsecured term loan facility. The revolving credit facility has a maturity date of December 16, 2026 and the term loan facility has a maturity date of December 16, 2024. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of December 31, 2022, total availability under the Senior Credit Facility was $580.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In March 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair and PFSA entered into a Loan Agreement among PFSA, as borrower, Pentair, as guarantor, and the lenders and agents party thereto, providing for a $600.0 million senior unsecured term loan facility (the “Term Loan Facility”). In June 2022, the Term Loan Facility was amended to increase the facility by $400.0 million to an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million beginning on the last day of the third quarter of 2023 and increasing to $12.5 million beginning with the last day of the third quarter of 2024. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.0 million, of which there were no outstanding borrowings at December 31, 2022. Borrowings under these credit facilities bear interest at variable rates.
We have $12.5 million of Term Loan Facility payments due in the next twelve months. We classified this debt as long-term as of December 31, 2022 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at December 31, 2022 matures on a calendar year basis as follows:

In millions	2023	2024	2025	2026	2027	Thereafter	Total
Contractual debt obligation maturities	$12.5	$237.5	$69.3	$370.0	$850.0	$800.0	$2,339.3

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
At December 31, 2022 and 2021, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $9.4 million and $14.7 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At December 31, 2022 and 2021, we had outstanding cross currency swap agreements with a combined notional amount of $746.3 million and $794.4 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. As of December 31, 2022 and 2021, we had a deferred foreign currency loss of $40.3 million and a deferred foreign currency gain of $7.3 million, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In October 2022, we entered into transactions to early terminate and cash settle €700 million of our cross currency swap agreements due to favorable market conditions. The termination of the cross currency swap agreements resulted in net cash receipts of $84.3 million, of which $2.1 million, $70.1 million and $12.1 million are included within operating activities, investing activities and financing activities, respectively, on the Consolidated Statements of Cash Flows. Subsequent to the termination, we entered into new cross currency swap agreements with euro notional amounts matching the original swap agreements.
In June 2022, we terminated two of our cross currency swap agreements, resulting in total net cash received of $9.0 million, of which $8.8 million is included within investing activities and $0.2 million is included within financing activities on the Consolidated Statements of Cash Flows. We entered into new cross currency swaps with a combined notional amount of $320.0 million to replace the terminated cross currency swap agreements.
In January 2021, one of our cross currency swap agreements, which was accounted for as a cash flow hedge, matured, resulting in a net cash payment of $14.7 million. The net cash payment is included within financing activities on the Consolidated Statements of Cash Flows.
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
•short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts payable and variable-rate debt) — recorded amount approximates fair value because of the short maturity period;
•long-term fixed-rate debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms, which are inputs that are classified as Level 2 in the valuation hierarchy defined above;
•foreign currency contract agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined above; and
•deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined above; fair value of common/collective trusts are valued at net asset value (“NAV”), which is based on the fair value of the underlying securities owned by the fund and divided by the number of shares outstanding.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2022		2021
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,520.0	$1,520.0	$395.0	$395.0
Fixed rate debt	819.3	789.3	507.6	564.3
Total debt	$2,339.3	$2,309.3	$902.6	$959.3

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(52.2)	$—	$—	$(52.2)
Deferred compensation plan assets	10.5	—	—	11.2	21.7
Total recurring fair value measurements	$10.5	$(52.2)	$—	$11.2	$(30.5)

Recurring fair value measurements	December 31, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract assets	$—	$7.2	$—	$—	$7.2
Foreign currency contract liabilities	—	(9.5)	—	—	(9.5)
Deferred compensation plan assets	13.6	—	—	12.0	25.6
Total recurring fair value measurements	$13.6	$(2.3)	$—	$12.0	$23.3

10.    Income Taxes
Income from continuing operations before income taxes consisted of the following:

	Years ended December 31
In millions	2022	2021	2020
Federal (1)	$(10.1)	$(11.2)	$7.2
International (2)	560.7	638.0	424.9
Income from continuing operations before income taxes	$550.6	$626.8	$432.1
(1) “Federal” reflects United Kingdom (“U.K.”) income (loss) from continuing operations before income taxes.
(2) “International” reflects non-U.K. income from continuing operations before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2022	2021	2020
Currently payable (receivable)
Federal (1)	$—	$—	$0.1
International (2)	112.2	79.8	70.3
Total current taxes	112.2	79.8	70.4
Deferred
International (2)	(44.8)	(9.0)	4.6
Total deferred taxes	(44.8)	(9.0)	4.6
Total provision for income taxes	$67.4	$70.8	$75.0
(1) “Federal” represents U.K. taxes.
(2) “International” represents non-U.K. taxes.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2022	2021	2020
U.K. federal statutory income tax rate	19.0%	19.0%	19.0%
Tax effect of international operations (1)	(7.6)	(5.1)	(3.9)
Change in valuation allowances	1.0	(0.2)	1.3
Excess tax benefits on stock-based compensation	(0.2)	(1.1)	(0.7)
Base erosion and anti-abuse tax	—	—	1.7
Unrecognized tax benefits	—	(1.3)	—
Effective tax rate	12.2%	11.3%	17.4%
(1) The tax effect of international operations consists of non-U.K. jurisdictions.
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2022	2021	2020
Beginning balance	$37.3	$46.3	$47.4
Gross increases for tax positions in prior periods	3.6	2.5	0.6
Gross decreases for tax positions in prior periods	(0.9)	(0.7)	—
Gross increases based on tax positions related to the current year	0.2	0.2	0.2
Gross decreases related to settlements with taxing authorities	(0.6)	(0.9)	(1.1)
Reductions due to statute expiration	—	(10.1)	(0.8)
Ending balance	$39.6	$37.3	$46.3

We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $39.6 million of total gross unrecognized tax benefits as of December 31, 2022 was $38.1 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2022 may decrease by a range of zero to $4.5 million during 2023, primarily as a result of the resolution of Germany and U.S. state examinations.
Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2009 to present are under audit by tax authorities in various jurisdictions, including Germany, India and various U.S states. We anticipate that several of these audits may be concluded in the foreseeable future.
We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. At December 31, 2022 and 2021, we have liabilities of $0.6 million and $0.2 million, respectively, for the possible payment of penalties and $4.9 million and $3.9 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2022	2021
Other non-current assets	$26.0	$23.1
Deferred tax liabilities	43.3	89.8
Net deferred tax liabilities	$17.3	$66.7
The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2022	2021
Deferred tax assets
Accrued liabilities and reserves	$68.1	$57.8
Pension and other post-retirement compensation and benefits	19.4	24.6
Employee compensation and benefits	26.5	18.2
Research and development costs	18.1	—
Tax loss and credit carryforwards	752.4	729.7
Interest limitations	104.9	67.5
Total deferred tax assets	989.4	897.8
Valuation allowance	756.9	727.2
Deferred tax assets, net of valuation allowance	232.5	170.6
Deferred tax liabilities
Property, plant and equipment	18.1	10.2
Goodwill and other intangibles	213.0	210.4
Other liabilities	18.7	16.7
Total deferred tax liabilities	249.8	237.3
Net deferred tax liabilities	$17.3	$66.7

Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $29.6 million as of December 31, 2022 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.
As of December 31, 2022, tax loss carryforwards of $2,967.6 million were available to offset future income. A valuation allowance of $711.2 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses primarily relate to non-U.S. carryforwards of $2,894.2 million of which $1,838.5 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2023. In addition, there were $7.9 million of U.S. federal loss carryforwards with unlimited tax loss carryforward periods and $65.5 million of U.S. state tax loss carryforwards as of December 31, 2022. U.S. state tax losses of $7.6 million are in jurisdictions with unlimited tax loss carryforward periods, while the remainder will expire in future years through 2042.
Deferred taxes in the amount of $2.0 million have been provided on undistributed earnings of certain subsidiaries. Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2022 and 2021:

	Pension plans		Other post-retirement plans
In millions	2022	2021	2022	2021
Change in benefit obligations
Benefit obligation beginning of year	$116.1	$120.8	$11.3	$13.8
Service cost	2.4	2.8	—	—
Interest cost	2.5	2.0	0.3	0.2
Actuarial gain	(22.6)	(2.1)	(1.3)	(1.4)
Foreign currency translation	(0.2)	(0.6)	—	—
Benefits paid	(7.7)	(6.8)	(1.3)	(1.3)
Benefit obligation end of year	$90.5	$116.1	$9.0	$11.3
Change in plan assets
Fair value of plan assets beginning of year	$34.4	$33.7	$—	$—
Actual return on plan assets	(5.8)	(0.3)	—	—
Company contributions	7.5	8.1	1.3	1.3
Foreign currency translation	—	(0.3)	—	—
Benefits paid	(7.7)	(6.8)	(1.3)	(1.3)
Fair value of plan assets end of year	$28.4	$34.4	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(62.1)	$(81.7)	$(9.0)	$(11.3)
The actuarial gain in 2022 was primarily due to increases in the discount rates to reflect economic conditions at December 31, 2022.
Amounts recorded in the Consolidated Balance Sheets were as follows:

	Pension plans		Other post-retirement plans
In millions	2022	2021	2022	2021
Current liabilities	$(5.9)	$(5.7)	$(1.3)	$(1.3)
Non-current liabilities	(56.2)	(76.0)	(7.7)	(10.0)
Benefit obligations in excess of the fair value of plan assets	$(62.1)	$(81.7)	$(9.0)	$(11.3)
The accumulated benefit obligation for all defined benefit plans was $88.7 million and $112.7 million at December 31, 2022 and 2021, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2022	2021	2022	2021
Projected benefit obligation	$88.1	$116.1	$78.0	$116.1
Fair value of plan assets	25.9	34.4	16.5	34.4
Accumulated benefit obligation	N/A	N/A	77.7	112.7
Components of net periodic benefit expense for our pension plans for the years ended December 31 were as follows:

In millions	2022	2021	2020
Service cost	$2.4	$2.8	$3.3
Interest cost	2.5	2.0	2.9
Expected return on plan assets	(0.7)	(0.5)	(0.8)
Net actuarial (gain) loss	(16.4)	(1.5)	6.8
Net periodic benefit (income) expense	$(12.2)	$2.8	$12.2
Components of net periodic benefit expense for our other post-retirement plans for the years ended December 31, 2022, 2021 and 2020, were not material.
Assumptions
The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost as they pertain to our pension and other post-retirement plans.

	Pension plans			Other post-retirement plans
Percentages	2022	2021	2020	2022	2021	2020
Benefit obligation assumptions
Discount rate	4.77%	2.21%	1.74%	5.11%	2.34%	1.77%
Rate of compensation increase	3.80%	3.61%	3.62%	N/A	N/A	N/A
Net periodic benefit expense assumptions
Discount rate	2.21%	1.74%	2.68%	2.34%	1.77%	2.81%
Expected long-term return on plan assets	2.89%	2.60%	3.32%	N/A	N/A	N/A
Rate of compensation increase	3.61%	3.62%	3.68%	N/A	N/A	N/A

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2023.
Expected rates of return
The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Pension plan assets yielded losses of 16.86% in 2022 and 0.89% in 2021, and a return of 9.68% in 2020.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2022	2021
Healthcare cost trend rate assumed for following year	5.5%	5.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year the cost trend rate reaches the ultimate trend rate	2043	2046
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
Asset allocation
Our actual overall asset allocation for our pension plans as compared to our investment policy goals as of December 31 was as follows:

	Actual		Target
Percentages	2022	2021	2022	2021
Fixed income	58%	67%	58%	68%
Alternative	42%	32%	42%	32%
Cash	—%	1%	—%	—%
Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
In millions	Level 1	Level 2	Level 3	Total
Other investments	$—	$—	$11.9	$11.9
Investments measured at NAV				16.5
Total				$28.4

	December 31, 2021
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Other investments	—	—	11.0	11.0
Total investments at fair value	$0.3	$—	$11.0	$11.3
Investments measured at NAV				23.1
Total				$34.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

 Valuation methodologies used for investments measured at fair value were as follows:
•Cash and cash equivalents — Cash consists of cash held in bank accounts and is considered a Level 1 investment.
•Other investments — Other investments include investments in commingled funds with diversified investment strategies. Investments in commingled funds that were valued based on unobservable inputs due to liquidation restrictions were classified as Level 3.
Activity for our Level 3 pension plan assets held during the years ended December 31, 2022 and 2021 was not material.
Cash flows
Contributions
Pension contributions totaled $7.5 million and $8.1 million in 2022 and 2021, respectively. We anticipate our 2023 pension contributions to be approximately $6.7 million. The 2023 expected contributions will equal or exceed our minimum funding requirements.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

In millions	Pension plans	Other post- retirement plans
2023	$8.0	$1.3
2024	7.9	1.2
2025	7.8	1.1
2026	7.5	1.0
2027	8.3	0.9
2028 - 2032	36.2	3.4
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
Our expense for the 401(k) plan, including the ESOP, was $21.4 million, $19.0 million and $15.3 million in 2022, 2021 and 2020, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $28.5 million and $32.7 million as of December 31, 2022 and 2021, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.

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
During the year ended December 31, 2021, we repurchased 2.1 million of our ordinary shares for $150.0 million of which 0.8 million shares, or $50.0 million, and 1.3 million shares, or $100.0 million, were repurchased pursuant to the 2018 Authorization and 2020 Authorization, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

During the year ended December 31, 2022, we repurchased 1.0 million of our ordinary shares for $50.0 million under the 2020 Authorization. As of December 31, 2022, we had $600.0 million available for share repurchases under the 2020 Authorization.
Dividends payable
On December 12, 2022, the Board of Directors approved a 5 percent increase in the Company’s regular quarterly dividend rate (from $0.21 per share to $0.22 per share) that was paid on February 3, 2023 to shareholders of record at the close of business on January 20, 2023. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $36.2 million at December 31, 2022. Dividends paid per ordinary share were $0.84, $0.80 and $0.76 for the years ended December 31, 2022, 2021 and 2020, respectively.

13.    Share Plans
Share-based compensation expense
Total share-based compensation expense for 2022, 2021 and 2020 was as follows:

	December 31
In millions	2022	2021	2020
Restricted stock units	$14.6	$13.0	$12.5
Stock options	3.7	3.4	3.0
Performance share units	6.6	13.4	4.8
Total share-based compensation expense	$24.9	$29.8	$20.3
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
Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2022:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2022	2.2	$42.86
Granted	0.3	65.67
Exercised	(0.1)	39.44
Forfeited	(0.1)	52.45
Outstanding as of December 31, 2022	2.3	$45.16	4.8	$8.3
Options exercisable as of December 31, 2022	1.8	$41.69	3.9	$8.2
Options expected to vest as of December 31, 2022	0.5	$57.44	7.9	$0.1
Fair value of options granted
The weighted average grant date fair value of options granted under Pentair plans in 2022, 2021 and 2020 was estimated to be $17.88, $12.88 and $9.55 per share, respectively. The total intrinsic value of options that were exercised during 2022, 2021 and 2020 was $0.7 million, $29.0 million and $18.0 million, respectively. At December 31, 2022, the total unrecognized compensation cost related to stock options was $3.9 million. This cost is expected to be recognized over a weighted average period of 1.9 years.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	December 31
	2022	2021	2020
Risk-free interest rate	1.18%	0.37%	1.61%
Expected dividend yield	1.14%	1.56%	1.80%
Expected share price volatility	29.60%	29.60%	24.10%
Expected term (years)	6.4	6.5	6.8
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
Cash received from option exercises for the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $29.3 million and $30.8 million, respectively. The tax benefit related to options exercised was $0.1 million, $6.2 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2022:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2022	0.6	$47.78
Granted	0.3	59.82
Vested	(0.2)	47.18
Forfeited	(0.1)	53.84
Outstanding as of December 31, 2022	0.6	$53.10
As of December 31, 2022, there was $20.0 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2020 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020, was $11.7 million, $10.5 million and $11.2 million, respectively. The tax benefit related to restricted stock units vested was $2.1 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. There was no tax benefit realized for the year ended December 31, 2020.
Performance share units
The following table summarizes performance share unit activity under all plans for the year ended December 31, 2022:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2022	0.4	$45.55
Granted	0.1	68.19
Vested	(0.1)	38.54
Outstanding as of December 31, 2022	0.4	$55.45
The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. As of December 31, 2022, there was $11.8 million of unrecognized compensation cost related to performance share compensation arrangements granted under the 2020 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The tax benefit related to performance share units was $0.3 million for the year ended December 31, 2022 and $0.1 million for each of the years ended December 31, 2021 and 2020.

14.    Segment Information
We classify our operations into the following business segments:
•Consumer Solutions — This segment designs, manufactures and sells energy-efficient residential and commercial pool equipment and accessories, and commercial and residential water treatment products and systems. Residential and commercial pool equipment and accessories include pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Water treatment products and systems include pressure tanks, control valves, activated carbon products, commercial ice machines, conventional filtration products, and point-of-entry and point-of-use systems. Applications for our pool business’s products include residential and commercial pool maintenance, repair, renovation, service and construction. Our water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations. In addition, our water solutions business also provides installation and preventative services for water management solutions for commercial operators. The primary focus of this segment is business-to-consumer.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
Financial information by reportable segment is as follows:

	2022	2021	2020	2022	2021	2020
In millions	Net sales			Segment income (loss)
Consumer Solutions	$2,619.5	$2,341.9	$1,742.9	$611.1	$554.4	$419.1
Industrial & Flow Technologies	1,500.8	1,421.4	1,273.6	242.3	213.3	164.6
Other	1.5	1.5	1.3	(85.7)	(81.8)	(66.1)
Consolidated (1)	$4,121.8	$3,764.8	$3,017.8	$767.7	$685.9	$517.6
(1) One customer in the Consumer Solutions’ pool business represented approximately 20%, 20%, and 15% of our consolidated net sales in 2022, 2021 and 2020, respectively.

	2022	2021	2020	2022	2021	2020	2022	2021	2020
In millions	Identifiable assets (1)			Capital expenditures			Depreciation
Consumer Solutions	$4,496.7	$2,823.0	$2,327.9	$53.5	$32.5	$27.4	$27.3	$23.7	$21.4
Industrial & Flow Technologies	1,722.4	1,716.4	1,661.7	24.0	23.0	26.6	19.5	21.4	19.8
Other	228.4	214.2	207.6	7.7	4.7	8.2	7.3	6.1	5.5
Consolidated	$6,447.5	$4,753.6	$4,197.2	$85.2	$60.2	$62.2	$54.1	$51.2	$46.7
(1) All cash and cash equivalents are included in “Other.”

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

In millions	2022	2021	2020
Segment income	$767.7	$685.9	$517.6
Restructuring and other	(32.4)	(7.5)	(12.7)
Transformation costs	(27.2)	(11.7)	—
Inventory step-up	(5.8)	(2.3)	—
Intangible amortization	(52.5)	(26.3)	(28.4)
Pension and other post-retirement mark-to-market gain (loss)	17.5	2.4	(6.7)
Asset impairment and write-offs	(25.6)	—	(2.7)
Gain (loss) on sale of businesses	0.2	1.4	(0.1)
Russia business exit impact	(4.7)	—	—
Interest expense, net	(61.8)	(12.5)	(23.9)
Deal related costs and expenses	(22.2)	(7.9)	(0.6)
COVID-19 related costs and expenses	—	(0.6)	(10.4)
Legal accrual adjustments and settlements	(0.2)	7.6	—
Other expense	(2.4)	(1.7)	—
Income from continuing operations before income taxes	$550.6	$626.8	$432.1

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
Environmental matters
We have been named as defendant, target or a potentially responsible party in a number of environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2022 and 2021, our recorded reserves for environmental matters were not material.
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
Leases
Our lease portfolio principally consists of operating leases related to facilities, machinery, equipment and vehicles. Our accounting for lease terms does not include options to extend or terminate the lease until we are reasonably certain that we will exercise that option. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term and principally consists of fixed payments for base rent.

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

The components of lease cost were as follows:

In millions	December 31, 2022	December 31, 2021
Operating lease cost	$46.8	$37.2
Sublease income	(0.9)	(1.0)
Total lease cost	$45.9	$36.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Supplemental cash flow information related to leases was as follows:

In millions	December 31, 2022	December 31, 2021
Operating cash flows from operating leases	$47.3	$41.5
Right-of-use assets obtained in exchange for lease obligations	$19.3	$12.2
Other information related to leases was as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term of operating leases (years)	3.7	4.1
Weighted-average discount rate of operating leases	4.4%	5.1%
Future minimum lease commitments under non-cancelable operating leases as of December 31, 2022 were as follows:

In millions
2023	$32.2
2024	24.9
2025	14.1
2026	8.4
2027	4.7
Thereafter	3.7
Total lease payments	88.0
Less: imputed interest	(6.3)
Total	$81.7
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The changes in the carrying amount of service and product warranties from continuing operations were as follows:

	Years ended December 31
In millions	2022	2021	2020
Beginning balance	$40.5	$37.0	$32.1
Service and product warranty provision	85.3	55.3	55.3
Payments	(70.4)	(51.8)	(51.1)
Acquisitions	8.0	0.3	0.2
Foreign currency translation	(0.3)	(0.3)	0.5
Ending balance	$63.1	$40.5	$37.0
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
As of December 31, 2022 and 2021, the outstanding value of bonds, letters of credit and bank guarantees totaled $99.7 million and $104.5 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2022 we completed the acquisition of Manitowoc Ice. As part of our ongoing integration activities associated with the Manitowoc Ice acquisition, we are reviewing the internal controls and procedures of Manitowoc Ice and working to augment our company-wide controls to reflect the risks inherent in the acquisition. There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2023 annual general meeting of shareholders under the captions “Corporate Governance Matters” and “Proposal 1 Re-elect Director Nominees” and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2023 annual general meeting of shareholders under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Corporate Governance Matters - Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2023 annual general meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.
The following table summarizes, as of December 31, 2022, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2020 Share and Incentive Plan	1,236,329	(1)	$59.02	(2)	4,869,297	(3)
2012 Stock and Incentive Plan	2,187,017	(4)	41.16	(2)	198,155	(5)
Total	3,423,346		$44.86	(2)	5,067,452
(1)Consists of 510,873 shares subject to stock options, 477,618 shares subject to restricted stock units, and 247,838 shares subject to performance share awards.
(2)Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2020 Share and Incentive Plan.
(4)Consists of 1,954,892 shares subject to stock options, 118,976 shares subject to restricted stock units, and 113,149 shares subject to performance share awards.
(5)The 2012 Stock and Incentive Plan was terminated in 2020. Stock options, restricted stock units and performance share awards previously granted under the 2012 Stock and Incentive Plan remain outstanding, but no further options or shares may be granted under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2023 annual general meeting of shareholders under the captions “Proposal 1 Re-elect Director Nominees - Director Independence” and “Corporate Governance Matters - The Board’s Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2023 annual general meeting of shareholders under the caption “Proposal 3 Ratify, by Nonbinding, Advisory Vote, the Appointment of Deloitte & Touche LLP (PCAOB ID No. 34) as the Independent Auditor of Pentair plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor’s Remuneration” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule
None.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
The exhibits of this Annual Report on Form 10-K included herein are set forth below.

Exhibit Number	Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Pentair plc (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 9, 2017 (File No. 001-11625)).

4.1	Amended and Restated Credit Agreement, dated as of December 16, 2021, among Pentair plc, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on December 20, 2021 (File No. 001-11625)).

4.2
Amendment No. 1, dated as of December 23, 2022, to Amended and Restated Credit Agreement, dated as of December 16, 2021, among Pentair plc, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto.

4.3	Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.4	Third Supplemental Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.5	Fifth Supplemental Indenture, dated as of May 26, 2017, among Pentair Finance S.A., Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

4.6	Sixth Supplemental Indenture, dated as of June 21, 2019, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 21, 2019 (File No. 001-11625)).

4.7	Seventh Supplemental Indenture, dated as of June 22, 2020, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Pentair plc filed with the Commission on July 23, 2020 (File No. 001-11625)).

4.8	Eighth Supplemental Indenture, dated as of July 8, 2022, among Pentair Finance S.à r.l., Pentair plc and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Pentair plc filed with the Commission on July 8, 2022 (File No. 001-11625)).

4.9	Loan Agreement, dated as of March 24, 2022, among Pentair plc, Pentair Finance S.à r.l., and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on March 25, 2022 (File No. 001-11625))

4.10	Amendment No. 1, dated as of June 30, 2022, to Loan Agreement, among Pentair plc, Pentair Finance S.à r.l., and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 30, 2022 (File No. 001-11625)).

4.11	Description of Securities.

10.1
Tax Matters Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on April 30, 2018 (File No. 001-11625)).

10.2	Pentair plc 2012 Stock and Incentive Plan, as amended and restated effective as of January 1, 2017. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.3	Form of Executive Officer Stock Option Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.4	Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.5	Form of Key Executive Employment and Severance Agreement for John L. Stauch (Incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.6	Form of Key Executive Employment and Severance Agreement for Karla C. Robertson, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti and Stephen J. Pilla (Incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.7	Amendment to Key Executive Employment and Severance Agreement, as of January 1, 2021, for John L. Stauch, Karla C. Robertson, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti and Stephen J. Pilla (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2020 (File No. 001-11625)).*

10.8	Form of Key Executive Employment and Severance Agreement for Adrian C. Chiu, Tanya L. Hooper and De’Mon Wiggins (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2021 (File No. 001-11625)).*

10.9	Pentair plc Compensation Plan for Non-Employee Directors, as amended and restated (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.10	Pentair plc Employee Stock Purchase and Bonus Plan, as amended and restated effective as of January 1, 2021. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2020 (File No. 001-11625)).*

10.11	Pentair, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2018 (File No. 001-11625)).*

10.12	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.13	Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.14	Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.15	Form of Deed of Indemnification for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.16	Form of Indemnification Agreement for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.17
Form of Executive Officer Stock Option Grant Agreement for grants made on or after January 1, 2017 and prior to February 26, 2018 (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.18	Form of Executive Officer Stock Option Award Agreement for grants made on or after February 26, 2018 and prior to May 5, 2020 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended March 31, 2018 (File No. 001-11625)).*

10.19	Pentair plc 2020 Share and Incentive Plan, effective as of May 5, 2020 (Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of Pentair plc filed on March 20, 2020 (File No. 001-11625)).*

10.20
Form of Employee Restricted Stock Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.21
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.22	Form of Key Talent Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.23	Form of Stock Option Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.24
Form of Performance Share Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.25	Pentair plc Executive Officer Severance Plan (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2020 (File No. 001-11625)).*

10.26	Amendment No. 1 to the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2020 (File No. 001-11625)).*

10.27	Purchase Agreement, dated March 2, 2022, by and between Welbilt, Inc., Pentair Commercial Ice LLC, and Pentair plc (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on March 4, 2022 (File No. 001-11625)).

21	List of Pentair plc subsidiaries.

22
List of Guarantors and Subsidiary Issuers of Guaranteed Securities. (Incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended September 30, 2022 (File No. 001-11625)).

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

101
The following materials from Pentair plc’s Annual Report on Form 10-K for the year ended December 31, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (ii) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020 and (v) the Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2023.

PENTAIR PLC

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 21, 2023.

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