Form 10-Q
period 2023-03-31
PENTAIR plc
filed 2023-04-27
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2023, 164,950,305 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2023	March 31, 2022
Net sales	$1,028.6	$999.6
Cost of goods sold	646.8	667.4
Gross profit	381.8	332.2
Selling, general and administrative expenses	173.3	164.1
Research and development expenses	24.9	22.3
Operating income	183.6	145.8
Other expense
Net interest expense	32.4	5.7
Other expense	0.7	0.1
Income from continuing operations before income taxes	150.5	140.0
Provision for income taxes	22.0	21.5
Net income from continuing operations	128.5	118.5
Income (loss) from discontinued operations, net of tax	1.2	(0.9)
Net income	$129.7	$117.6
Comprehensive income, net of tax
Net income	$129.7	$117.6
Changes in cumulative translation adjustment	12.1	(7.4)
Changes in market value of derivative financial instruments, net of tax	(7.2)	6.6
Comprehensive income	$134.6	$116.8
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.78	$0.72
Discontinued operations	0.01	(0.01)
Basic earnings per ordinary share	$0.79	$0.71
Diluted
Continuing operations	$0.78	$0.71
Discontinued operations	0.01	(0.01)
Diluted earnings per ordinary share	$0.79	$0.70
Weighted average ordinary shares outstanding
Basic	164.8	165.3
Diluted	165.8	166.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$119.2	$108.9
Accounts receivable, net of allowances of $11.4 and $10.8, respectively	718.1	531.5
Inventories	782.8	790.0
Other current assets	146.6	128.1
Total current assets	1,766.7	1,558.5
Property, plant and equipment, net	348.8	344.5
Other assets
Goodwill	3,263.2	3,252.6
Intangibles, net	1,081.9	1,094.6
Other non-current assets	210.6	197.3
Total other assets	4,555.7	4,544.5
Total assets	$6,671.2	$6,447.5
Liabilities and Equity
Current liabilities
Accounts payable	$331.3	$355.0
Employee compensation and benefits	94.1	106.0
Other current liabilities	576.2	602.1
Total current liabilities	1,001.6	1,063.1
Other liabilities
Long-term debt	2,491.8	2,317.3
Pension and other post-retirement compensation and benefits	71.1	70.8
Deferred tax liabilities	43.9	43.3
Other non-current liabilities	253.3	244.9
Total liabilities	3,861.7	3,739.4
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.0 and 164.5 issued at March 31, 2023 and December 31, 2022, respectively	1.7	1.7
Additional paid-in capital	1,558.0	1,554.9
Retained earnings	1,483.9	1,390.5
Accumulated other comprehensive loss	(234.1)	(239.0)
Total equity	2,809.5	2,708.1
Total liabilities and equity	$6,671.2	$6,447.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2023	March 31, 2022
Operating activities
Net income	$129.7	$117.6
(Income) loss from discontinued operations, net of tax	(1.2)	0.9
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(0.2)	(0.5)
Depreciation	14.7	13.0
Amortization	13.8	6.6
Deferred income taxes	(14.0)	(3.7)
Share-based compensation	7.2	6.9
Asset impairment and write-offs	4.1	—
Amortization of bridge financing fees	—	2.6
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(184.8)	(116.1)
Inventories	6.0	(95.1)
Other current assets	(17.4)	(23.5)
Accounts payable	(24.9)	10.4
Employee compensation and benefits	(12.8)	(37.5)
Other current liabilities	(28.7)	(12.4)
Other non-current assets and liabilities	1.9	(0.7)
Net cash used for operating activities	(106.6)	(131.5)
Investing activities
Capital expenditures	(16.6)	(17.7)
Proceeds from sale of property and equipment	0.2	—
Acquisitions, net of cash acquired	0.2	(1.4)
Net cash used for investing activities	(16.2)	(19.1)
Financing activities
Net borrowings of revolving long-term debt	173.6	199.6
Debt issuance costs	—	(5.8)
Shares issued to employees, net of shares withheld	(4.1)	(5.3)
Dividends paid	(36.2)	(34.7)
Net cash provided by financing activities	133.3	153.8
Effect of exchange rate changes on cash and cash equivalents	(0.2)	4.6
Change in cash and cash equivalents	10.3	7.8
Cash and cash equivalents, beginning of period	108.9	94.5
Cash and cash equivalents, end of period	$119.2	$102.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2022	164.5	$1.7	$1,554.9	$1,390.5	$(239.0)	$2,708.1
Net income	—	—	—	129.7	—	129.7
Other comprehensive income, net of tax	—	—	—	—	4.9	4.9
Dividends declared, $0.22 per share	—	—	—	(36.3)	—	(36.3)
Exercise of options, net of shares tendered for payment	0.1	—	2.5	—	—	2.5
Issuance of restricted shares, net of cancellations	0.5	—	(2.3)	—	—	(2.3)
Shares surrendered by employees to pay taxes	(0.1)	—	(4.3)	—	—	(4.3)
Share-based compensation	—	—	7.2	—	—	7.2
Balance - March 31, 2023	165.0	$1.7	$1,558.0	$1,483.9	$(234.1)	$2,809.5

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2021	165.1	$1.7	$1,582.7	$1,051.4	$(213.9)	$2,421.9
Net income	—	—	—	117.6	—	117.6
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Dividends declared, $0.21 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	—	—	0.5	—	—	0.5
Issuance of restricted shares, net of cancellations	0.4	—	(2.2)	—	—	(2.2)
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.9	—	—	6.9
Balance - March 31, 2022	165.4	$1.7	$1,584.3	$1,132.6	$(214.7)	$2,503.9
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

1.Basis of Presentation and Responsibility for Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Pentair plc and its subsidiaries (“we,” “us,” “our,” “Pentair,” or the “Company”) have been prepared following the requirements of the United States (“U.S.”) Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) can be condensed or omitted.
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
U.S.	$715.8	$706.0
Western Europe	127.8	117.9
Developing (1)	121.1	110.6
Other Developed (2)	63.9	65.1
Consolidated net sales	$1,028.6	$999.6
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical market net sales information was as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Residential	$566.4	$682.8
Commercial	273.3	149.7
Industrial	188.9	167.1
Consolidated net sales	$1,028.6	$999.6
Performance obligations
On March 31, 2023, we had $98.1 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	March 31, 2023	December 31, 2022	$ Change	% Change
Contract assets	$53.0	$48.4	$4.6	9.5%
Contract liabilities	54.1	58.1	(4.0)	(6.9)%
Net contract liabilities	$(1.1)	$(9.7)	$8.6	(88.7)%
The $8.6 million decrease in net contract liabilities from December 31, 2022 to March 31, 2023 was primarily the result of timing of milestone payments. Approximately 60% of our contract liabilities at December 31, 2022 were recognized in revenue in the first quarter of 2023.

3.Acquisitions
In July 2022, as part of our Water Solutions reporting segment, we acquired the issued and outstanding equity securities of certain subsidiaries of Welbilt, Inc. (“Welbilt”) and certain other assets, rights, and properties, and assumed certain liabilities, comprising Welbilt’s Manitowoc Ice business (“Manitowoc Ice”), for approximately $1.6 billion in cash.
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

The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Manitowoc Ice acquisition as previously reported as of December 31, 2022 and revised as of March 31, 2023:

In millions	As Previously Reported	As Revised
Cash	$33.8	$33.8
Accounts receivable	36.7	36.7
Inventories	66.5	66.8
Other current assets	3.9	3.9
Property, plant and equipment	21.6	21.6
Identifiable intangible assets	728.3	728.3
Goodwill	790.5	791.0
Other assets	1.8	1.8
Current liabilities	(66.5)	(67.5)
Other liabilities	(3.3)	(3.3)
Purchase price	$1,613.3	$1,613.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $791.0 million, all of which is expected to be deductible for income tax purposes. Goodwill recognized from the Manitowoc Ice acquisition primarily reflects the future economic benefit resulting from synergies of our combined operations.
Identifiable intangible assets acquired as part of the Manitowoc Ice acquisition include $78.4 million of indefinite-lived trade name intangible assets, $588.4 million of definite-lived customer relationships with a weighted-average estimated useful life of 20 years, $47.1 million of definite-lived proprietary technology intangible assets with a weighted-average estimated useful life of 10 years and $14.4 million of other definite-lived intangible assets with a weighted-average estimated useful life of four months. The fair values of trade names and proprietary technology acquired in the acquisition were determined using a relief-from-royalty method, and customer relationships and other definite-lived intangible assets acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy described in Note 11.
The following table presents unaudited pro forma financial information as if the Manitowoc Ice acquisition had occurred on January 1, 2021:

Three months ended
In millions, except per share data	March 31, 2022
Pro forma net sales	$1,074.5
Pro forma net income from continuing operations	123.0
Pro forma earnings per ordinary share - continuing operations
Basic	$0.74
Diluted	0.74
The unaudited pro forma net income from continuing operations includes Manitowoc Ice’s identifiable intangible asset amortization expense of $8.5 million for the three months ended March 31, 2022. The unaudited pro forma net income from continuing operations for the three months ended March 31, 2022 excludes the impact of $8.9 million of transaction-related charges and acquisition-related bridge financing costs.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4.Share Plans
Total share-based compensation expense for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Restricted stock units	$3.7	$3.6
Stock options	1.1	1.0
Performance share units	2.4	2.3
Total share-based compensation expense	$7.2	$6.9

In the first quarter of 2023, we issued our annual share-based compensation grants under the Pentair plc 2020 Share and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.9 million, of which 0.3 million were restricted stock units (“RSUs”), 0.4 million were stock options and 0.2 million were performance share units (“PSUs”). The weighted-average grant date fair value of the RSUs, stock options and PSUs issued was $51.11, $14.03, and $46.39, respectively.

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2023 Annual Grant
Risk-free interest rate	4.00%
Expected dividend yield	2.02%
Expected share price volatility	30.4%
Expected term (years)	6.1
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

During the three months ended March 31, 2023, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. In addition, we have continued to execute certain initiatives associated with the Transformation Program. These initiatives included a reduction in hourly and salaried headcount of approximately 200 employees during the three months ended March 31, 2023.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Restructuring Initiatives
Severance and related costs	$2.5	$1.9
Other restructuring costs (1)	0.6	—
Total restructuring costs	3.1	1.9
Transformation Program
Severance and related costs	1.9	—
Other transformation costs (2)	6.6	5.5
Total transformation costs	8.5	5.5
Total restructuring and transformation costs	$11.6	$7.4
(1) Other restructuring costs primarily consist of certain accruals, various contract termination costs and inventory write-offs associated with business and product line exits.
(2) Other transformation costs primarily consist of professional services and project management and related costs.

Restructuring and transformation costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Industrial & Flow Technologies	$0.4	$0.6
Water Solutions	1.5	0.3
Pool	3.3	1.0
Other	6.4	5.5
Consolidated	$11.6	$7.4

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2023:

In millions	March 31, 2023
Beginning balance	$23.2
Costs incurred	4.4
Cash payments and other	(7.8)
Ending balance	$19.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
6.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2023	March 31, 2022
Net income	$129.7	$117.6
Net income from continuing operations	$128.5	$118.5
Weighted average ordinary shares outstanding
Basic	164.8	165.3
Dilutive impact of stock options, restricted stock units and performance share units	1.0	1.2
Diluted	165.8	166.5
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.78	$0.72
Discontinued operations	0.01	(0.01)
Basic earnings per ordinary share	$0.79	$0.71
Diluted
Continuing operations	$0.78	$0.71
Discontinued operations	0.01	(0.01)
Diluted earnings per ordinary share	$0.79	$0.70
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.7	0.5
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
Activity related to our allowance for credit losses is summarized as follows for the three months ended March 31, 2023:

In millions	March 31, 2023
Beginning balance	$10.8
Bad debt expense	0.1
Write-offs, net of recoveries	(0.1)
Other (1)	0.6
Ending balance	$11.4
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	March 31, 2023	December 31, 2022
Inventories
Raw materials and supplies	$414.1	$404.1
Work-in-process	105.6	95.6
Finished goods	263.1	290.3
Total inventories	$782.8	$790.0
Other current assets
Cost in excess of billings	$53.0	$48.4
Prepaid expenses	88.8	74.8
Other current assets	4.8	4.9
Total other current assets	$146.6	$128.1
Property, plant and equipment, net
Land and land improvements	$32.5	$32.3
Buildings and leasehold improvements	218.2	200.7
Machinery and equipment	646.8	639.2
Capitalized software	72.0	68.8
Construction in progress	54.1	60.6
Total property, plant and equipment	1,023.6	1,001.6
Accumulated depreciation and amortization	674.8	657.1
Total property, plant and equipment, net	$348.8	$344.5
Other non-current assets
Right-of-use lease assets	$76.1	$78.6
Deferred income taxes	40.1	26.0
Deferred compensation plan assets	22.7	21.7
Other non-current assets	71.7	71.0
Total other non-current assets	$210.6	$197.3
Other current liabilities
Dividends payable	$36.3	$36.2
Accrued warranty	66.1	63.1
Accrued rebates and incentives	177.9	200.1
Accrued freight	38.0	39.4
Billings in excess of cost	44.9	43.8
Current lease liability	28.9	29.3
Income taxes payable	32.6	21.8
Accrued restructuring	19.8	23.2
Interest payable	23.9	32.9
Other current liabilities	107.8	112.3
Total other current liabilities	$576.2	$602.1
Other non-current liabilities
Long-term lease liability	$50.3	$52.4
Income taxes payable	35.2	35.1
Self-insurance liabilities	52.9	52.1
Deferred compensation plan liabilities	22.7	21.7
Foreign currency contract liabilities	62.3	52.2
Other non-current liabilities	29.9	31.4
Total other non-current liabilities	$253.3	$244.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2022	Purchase Accounting Adjustments	Foreign Currency Translation	March 31, 2023
Industrial & Flow Technologies	$747.6	$—	$8.1	$755.7
Water Solutions	1,398.1	0.5	2.0	1,400.6
Pool	1,106.9	—	—	1,106.9
Total goodwill	$3,252.6	$0.5	$10.1	$3,263.2
Identifiable intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,102.8	$(322.7)	$780.1	$1,100.9	$(308.9)	$792.0
Proprietary technology and patents	89.4	(37.6)	51.8	89.3	(35.6)	53.7
Other	—	—	—	14.4	(14.4)	—
Total finite-life intangibles	1,192.2	(360.3)	831.9	1,204.6	(358.9)	845.7
Indefinite-life intangibles
Trade names	250.0	—	250.0	248.9	—	248.9
Total intangibles	$1,442.2	$(360.3)	$1,081.9	$1,453.5	$(358.9)	$1,094.6
Identifiable intangible asset amortization expense was $13.8 million and $6.6 million for the three months ended March 31, 2023 and 2022, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2023 and the next five years is as follows:

	Q2-Q4
	2023	2024	2025	2026	2027	2028
Estimated amortization expense	$40.9	$54.1	$54.1	$52.8	$51.5	$49.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2023	Maturity Year	March 31, 2023	December 31, 2022
Revolving credit facility (Senior Credit Facility)	6.080%	2026	$493.6	$320.0
Term Loan Facility	6.114%	2023 - 2027	1,000.0	1,000.0
Term loans (Senior Credit Facility)	6.102%	2024	200.0	200.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(21.1)	(22.0)
Total debt			$2,491.8	$2,317.3
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
As of March 31, 2023, total availability under the Senior Credit Facility was $406.4 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Loan Facility provide for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at March 31, 2023. Borrowings under these credit facilities bear interest at variable rates.

We have $18.8 million of Term Loan Facility payments due in the next twelve months. We classified this debt as long-term as of March 31, 2023 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2023 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2023	2024	2025	2026	2027	2028	Thereafter	Total
Contractual debt obligation maturities	$12.5	$237.5	$69.3	$543.6	$850.0	$—	$800.0	$2,512.9
11.Derivatives and Financial Instruments
Derivative financial instruments
We are exposed to market risk related to changes in foreign currency exchange rates and interest rates on our variable rate indebtedness. To manage the volatility related to these exposures, we periodically enter into a variety of derivative financial instruments. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates or variable interest rates. The derivative contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality.
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
At March 31, 2023 and December 31, 2022, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $17.1 million and $9.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross currency swaps
At March 31, 2023 and December 31, 2022, we had outstanding cross currency swap agreements with a combined notional amount of $759.1 million and $746.3 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $47.6 million and $40.3 million at March 31, 2023 and December 31, 2022, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
Hedging of variable interest rates
On March 31, 2023, we entered into floating-to-fixed interest rate swap agreements to hedge the interest rate variability related to a portion of our Senior Credit Facility and Term Loan Facility referenced in Note 10. The swaps have a combined notional amount of $300.0 million, an average fixed one-month U.S. Dollar secured overnight financing rate (“SOFR”) of 3.795% and settle monthly through April 2026.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
On April 3, 2023, we entered into five-year interest rate collar agreements with a combined notional value of $200.0 million to hedge the cash flows related to the interest rate variability on our Senior Credit Facility and Term Loan Facility referenced in Note 10. In these collar agreements, the Company and counterparty financial institutions agreed to a one-month U.S. Dollar SOFR floor of 1.875% and a cap of 5.000%. The collars have an effective date of April 4, 2023 and settle monthly through April 2028.
The interest rate swaps and the collars were designated as cash flow hedges. Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets.
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
•foreign currency contracts, interest rate swap and collar agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined above; and
•deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined above; fair value of common/collective trusts are valued at net asset value (“NAV”), which is based on the fair value of the underlying securities owned by the fund and divided by the number of shares outstanding.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2023		December 31, 2022
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,693.6	$1,693.6	$1,520.0	$1,520.0
Fixed rate debt	819.3	817.5	819.3	789.3
Total debt	$2,512.9	$2,511.1	$2,339.3	$2,309.3
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.5	$—	$—	$0.5
Foreign currency contract liabilities	—	(62.3)	—	—	(62.3)
Deferred compensation plan assets	10.7	—	—	12.0	22.7
Total recurring fair value measurements	$10.7	$(61.8)	$—	$12.0	$(39.1)

	December 31, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(52.2)	$—	$—	$(52.2)
Deferred compensation plan assets	10.5	—	—	11.2	21.7
Total recurring fair value measurements	$10.5	$(52.2)	$—	$11.2	$(30.5)
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
The effective income tax rate for the three months ended March 31, 2023 was 14.6%, compared to 15.4% for the three months ended March 31, 2022. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $39.6 million at March 31, 2023 and December 31, 2022. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
13.Benefit Plans
Components of net periodic benefit expense for our pension plans for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Service cost	$0.4	$0.6
Interest cost	1.0	0.6
Expected return on plan assets	(0.2)	(0.1)
Net periodic benefit expense	$1.2	$1.1

Components of net periodic benefit expense for our other post-retirement plans for the three months ended March 31, 2023 and 2022 were not material.

14.Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three months ended March 31, 2023, no ordinary shares were repurchased. As of March 31, 2023, we had $600.0 million available for share repurchases under this authorization.

Dividends payable
On February 20, 2023, the Board of Directors declared a quarterly cash dividend of $0.22, payable on May 5, 2023 to shareholders of record at the close of business on April 21, 2023. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $36.3 million at March 31, 2023, compared to $36.2 million at December 31, 2022.
15.Segment Information
Effective January 1, 2023, we reorganized our reporting segments to reflect how we are managing our business and to help us accelerate our efforts to improve customer experience, differentiate our products and drive profitability for our shareholders. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation. As part of this reorganization, the legacy Consumer Solutions segment was divided into a Pool segment and a Water Solutions segment. The Industrial & Flow Technologies segment remains the same. We classify our operations into the following reporting segments:
•Industrial & Flow Technologies — The focus of this segment is to deliver water where it is needed, when it is needed and more efficiently and transforming waste into value. This segment designs, manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps, and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray.
•Water Solutions — The focus of this segment is to provide great tasting, higher-quality water and ice while helping end-users use water more productively. This segment designs, manufactures and sells commercial and residential water treatment products and systems including pressure tanks, control valves, activated carbon products, commercial ice machines, conventional filtration products, and point-of-entry and point-of-use water treatment systems. These water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations. In addition, our water solutions business also provides installation and preventative services for water management solutions for commercial operators.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
•Pool — The focus of this segment is to provide innovative, energy efficient pool solutions to help end-users more sustainably enjoy water. This segment designs, manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our pool products include residential and commercial pool maintenance, pool repair, renovation, service and construction and aquaculture solutions.
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
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Net sales
Industrial & Flow Technologies	$391.8	$358.1
Water Solutions	272.0	205.8
Pool	364.3	435.4
Other	0.5	0.3
Consolidated	$1,028.6	$999.6
Segment income (loss)
Industrial & Flow Technologies	$65.0	$52.2
Water Solutions	52.4	22.2
Pool	116.2	116.3
Other	(22.6)	(18.6)
Consolidated	$211.0	$172.1
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Segment income	$211.0	$172.1
Deal-related costs and expenses	—	(6.4)
Asset impairment and write-offs	(3.9)	—
Restructuring and other	(2.9)	(2.1)
Transformation costs	(8.5)	(5.5)
Intangible amortization	(13.8)	(6.6)
Russia business exit impact	—	(5.9)
Legal accrual adjustments and settlements	1.9	0.7
Interest expense, net	(32.4)	(5.7)
Other expense	(0.9)	(0.6)
Income from continuing operations before income taxes	$150.5	$140.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
16.Commitments and Contingencies
Warranties
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.
The changes in the carrying amount of service and product warranties from continuing operations for the three months ended March 31, 2023 were as follows:

In millions	March 31, 2023
Beginning balance	$63.1
Service and product warranty provision	20.9
Payments	(18.0)
Foreign currency translation	0.1
Ending balance	$66.1
Stand-by letters of credit, bank guarantees and bonds
In the ordinary course of business, we are required to commit to bonds, letters of credit and bank guarantees that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs.
As of March 31, 2023 and December 31, 2022, the outstanding value of bonds, letters of credit and bank guarantees totaled $101.6 million and $99.7 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” or “future” or words, phrases, or terms of similar substance or the negative thereof are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to the conflict between Russia and Ukraine and related sanctions; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and transformation program; the impact of raw material, logistics and labor costs and other inflation; volatility in currency exchange rates and interest rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; risks associated with operating foreign businesses; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and ESG goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of three reporting segments: Industrial & Flow Technologies, Water Solutions and Pool. For the first three months of 2023, the Industrial & Flow Technologies, Water Solutions and Pool segments represented approximately 38%, 26% and 36% of total revenues, respectively. We classify our operations into reporting segments based primarily on types of products offered and markets served:
•Industrial & Flow Technologies — The focus of this segment is to deliver water where it is needed, when it is needed and more efficiently and transforming waste into value. This segment designs, manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps, and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray.
•Water Solutions — The focus of this segment is to provide great tasting, higher-quality water and ice while helping end-users use water more productively. This segment designs, manufactures and sells commercial and residential water treatment products and systems including pressure tanks, control valves, activated carbon products, commercial ice machines, conventional filtration products, and point-of-entry and point-of-use water treatment systems. These water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations. In addition, our water solutions business also provides installation and preventative services for water management solutions for commercial operators.

•Pool — The focus of this segment is to provide innovative, energy efficient pool solutions to help end-users more sustainably enjoy water. This segment designs, manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our pool products include residential and commercial pool maintenance, pool repair, renovation, service and construction and aquaculture solutions.
In July 2022, as part of our Water Solutions reporting segment, we acquired the issued and outstanding equity securities of certain subsidiaries of Welbilt, Inc. (“Welbilt”) and certain other assets, rights, and properties, and assumed certain liabilities, comprising Welbilt’s Manitowoc Ice business (“Manitowoc Ice”), for approximately $1.6 billion in cash.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first three months of 2023 and are reasonably likely to impact our results in the future:
•During 2022 and the first three months of 2023, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2023 and to drive margin growth.
•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2022 and the first three months of 2023, we made strategic progress on our Transformation Program initiatives with a primary focus on two of our four key themes of pricing excellence and strategic sourcing and built capabilities across all themes, including the other two of operations excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives during 2023 to drive margin expansion and continue to incur transformation costs throughout the remainder of 2023 and beyond.
•During the first three months of 2023, we continued to experience supply chain challenges and inflationary cost increases of certain raw materials due to availability constraints and high demand. While we have taken pricing actions and implemented transformation initiatives that we expect to improve productivity and offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue for the remainder of 2023, which may continue thereafter and could negatively impact our results of operations.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022	$ Change	% / Point Change
Net sales	$1,028.6	$999.6	$29.0	2.9%
Cost of goods sold	646.8	667.4	(20.6)	(3.1)%
Gross profit	381.8	332.2	49.6	14.9%
% of net sales	37.1%	33.2%		3.9	pts

Selling, general and administrative expenses	173.3	164.1	9.2	5.6%
% of net sales	16.8%	16.4%		0.4	pts
Research and development expenses	24.9	22.3	2.6	11.7%
% of net sales	2.4%	2.2%		0.2	pts

Operating income	183.6	145.8	37.8	25.9%
% of net sales	17.8%	14.6%		3.2	pts

Other expense	0.7	0.1	0.6	N.M.
Net interest expense	32.4	5.7	26.7	N.M.

Income from continuing operations before income taxes	150.5	140.0	10.5	7.5%
Provision for income taxes	22.0	21.5	0.5	2.3%
Effective tax rate	14.6%	15.4%		(0.8)	pts
N.M. Not Meaningful

Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2023
over the prior year period
Volume	(11.9)%
Price	9.3
Core growth	(2.6)
Acquisition/Divestitures	6.6
Currency	(1.1)
Total	2.9%
The 2.9 percent increase in net sales in the first quarter of 2023 from 2022 was primarily driven by:
•increases in selling prices to mitigate a rise in inflationary costs;
•increased sales in our commercial business within our Water Solutions segment from the acquisition of Manitowoc Ice, which was completed in the third quarter of 2022; and
•sales volume increase in our Industrial & Flow Technologies segment mainly driven by our commercial flow and industrial solutions businesses.
The increase was partially offset by:
•sales volume decreases in our Pool segment primarily due to unusual U.S. weather in the West, higher channel inventory and lower demand compared to the first quarter of the prior year;
•sales volume decrease in our residential business within our Water Solutions segment driven by lower demand compared to the first quarter of the prior year and certain business exits announced in the second half of 2022; and
•unfavorable foreign currency effects compared to the first quarter of the prior year.
Gross profit
The 3.9 percentage point increase in gross profit as a percentage of net sales in the first three months of 2023 from 2022 was primarily driven by:
•increases in selling prices to mitigate impacts of inflation;
•increased productivity within our Water Solutions segment as a result of certain transformation and restructuring initiatives; and
•increased productivity in our Industrial & Flow Technologies segment mainly driven by manufacturing leverage and transformation initiatives.
The increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials; and
•asset impairments and write-offs of $3.9 million recorded in the first quarter of 2023.
Selling, general and administrative expenses (“SG&A”)
The 0.4 percentage point increase in SG&A as a percentage of net sales in the first quarter of 2023 from 2022 was primarily driven by:
•increased identifiable intangible asset amortization expense of $8.5 million related to the addition of Manitowoc Ice’s definite-lived intangible assets in the third quarter of 2022;
•transformation costs of $8.5 million in the first quarter of 2023, compared to $5.5 million in the first quarter of 2022; and

•inflationary cost increases including higher employee labor costs in the first quarter of 2023.
The increase was partially offset by:
•a charge of $4.2 million recorded in the first quarter of 2022 for the write-off of uncollectible accounts receivable and other costs incurred in light of our exiting of business activity and sales in Russia that did not recur in the first quarter of 2023; and
•deal-related costs and expenses of $6.4 million in the first quarter of 2022, compared to none in the current period.
Net interest expense
The increase in net interest expense in the first quarter of 2023 from 2022 was primarily driven by:
•increased debt due to the acquisition of Manitowoc Ice in the third quarter of 2022; and
•increased variable interest rates in the first quarter of 2023, compared to the same period of the prior year.
Provision for income taxes
The 0.8 percentage point decrease in the effective tax rate in the first quarter of 2023 from 2022 was primarily driven by:
•the favorable mix of global earnings.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of our three reportable segments (Industrial & Flow Technologies, Water Solutions and Pool). Each of these segments is comprised of various product offerings that serve multiple end users.

We evaluate performance based on net sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items.
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022	% / Point Change
Net sales	$391.8	$358.1	9.4%
Segment income	65.0	52.2	24.5%
% of net sales	16.6%	14.6%	2.0	pts

Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

Three months ended March 31, 2023
over the prior year period
Volume	1.2%
Price	10.2
Core growth	11.4
Currency	(2.0)
Total	9.4%
The 9.4 percent increase in net sales for Industrial & Flow Technologies in the first quarter of 2023 from 2022 was primarily driven by:
•increases in selling prices to mitigate inflationary cost increases; and
•increased sales volume in our commercial flow and industrial solutions businesses.
This increase was partially offset by:
•unfavorable foreign currency effects compared to the same period of the prior year.
Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2023
	over the prior year period
Growth/Price	8.1	pts
Currency	(0.1)
Inflation	(6.9)
Productivity	0.9
Total	2.0	pts
The 2.0 percentage point increase in segment income for Industrial & Flow Technologies as a percentage of net sales in the first quarter of 2023 from 2022 was primarily driven by:
•increases in selling prices to mitigate inflationary cost increases; and
•increased productivity mainly driven by manufacturing leverage and transformation initiatives.
This increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.

Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022	% / Point Change
Net sales	$272.0	$205.8	32.2%
Segment income	52.4	22.2	136.0%
% of net sales	19.3%	10.8%	8.5	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

Three months ended March 31, 2023
over the prior year period
Volume	(3.1)%
Price	4.8
Core growth	1.7
Acquisition/Divestitures	32.1
Currency	(1.6)
Total	32.2%
The 32.2 percent increase in net sales for Water Solutions in the first quarter of 2023 from 2022 was primarily driven by:
•increased sales in our commercial business as a result of the acquisition of Manitowoc Ice, which was completed in the third quarter of 2022; and
•increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by:
•decreased sales volume in our residential business driven by lower demand compared to the first quarter of the prior year and certain business exits announced in the second half of 2022; and
•unfavorable foreign currency effects compared to the first quarter of the prior year.
Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2023
	over the prior year period
Growth/Price/Acquisition/Divestitures	13.1	pts
Currency	(0.6)
Inflation	(5.7)
Productivity	1.7
Total	8.5	pts
The 8.5 percentage point increase in segment income for Water Solutions as a percentage of net sales in the first quarter of 2023 from 2022 was primarily driven by:
•increased sales in our commercial business as a result of the Manitowoc Ice acquisition;
•increases in selling prices to mitigate inflationary cost increases; and

•increased productivity as a result of certain transformation and restructuring initiatives.
The increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials; and
•unfavorable foreign currency effects compared to the first quarter of the prior year.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022	% / Point Change
Net sales	$364.3	$435.4	(16.3)%
Segment income	116.2	116.3	(0.1)%
% of net sales	31.9%	26.7%	5.2	pts
Net sales
The components of the change in Pool net sales from the prior period were as follows:

Three months ended March 31, 2023
over the prior year period
Volume	(26.9)%
Price	10.8
Core growth	(16.1)
Currency	(0.2)
Total	(16.3)%
The 16.3 percent decrease in net sales for Pool in the first quarter of 2023 from 2022 was primarily driven by:
•sales volume decreases primarily due to unusual U.S. weather in the West, higher channel inventory and lower demand compared to the first quarter of the prior year; and
•unfavorable foreign currency effects compared to the first quarter of the prior year.
This decrease was partially offset by:
•increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2023
	over the prior year period
Growth/Price	9.6	pts
Inflation	(4.5)
Productivity	0.1
Total	5.2	pts
The 5.2 percentage point increase in segment income for Pool as a percentage of net sales in the first quarter of 2023 from 2022 was primarily driven by:
•increases in selling prices to mitigate inflationary cost increases.

The increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
BACKLOG OF ORDERS BY SEGMENT

In millions	March 31, 2023	December 31, 2022	$ Change	% Change
Industrial & Flow Technologies	$469.0	$512.1	$(43.1)	(8.4)%
Water Solutions	206.2	193.5	12.7	6.6%
Pool	76.9	289.6	(212.7)	(73.4)%
Total	$752.1	$995.2	$(243.1)	(24.4)%
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
The decrease in our overall backlog from December 31, 2022 was primarily driven by our Pool segment’s backlog trending down to more historical levels as a result of increased manufacturing capacity, improved lead times and customers balancing the need to place new orders with market demand and channel inventory levels.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2023 and drew on our revolving credit facility to fund our operations. This cash usage typically reverses in the second quarter as the seasonality of our businesses peak. We expect historical seasonal patterns to continue and the second quarter of 2023 to generate significant cash to fund our operations.
End-user demand for pool and certain pumping equipment follows warm weather trends and historically is at seasonal highs from April to August. The magnitude of the sales spike typically is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by temperature, heavy flooding and droughts.
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

Summary of cash flows

	Three months ended
In millions	March 31, 2023	March 31, 2022
Net cash provided by (used for):
Operating activities	$(106.6)	$(131.5)
Investing activities	(16.2)	(19.1)
Financing activities	133.3	153.8
Operating activities
The $106.6 million in net cash used for operating activities in the first three months of 2023 primarily reflects $161.1 million of net income from continuing operations, net of non-cash depreciation, amortization and asset impairment. Additionally, we had a cash outflow of $262.6 million as a result of changes in net working capital, primarily due to an increase in accounts receivable largely related to certain advance sale programs in anticipation of our distributors’ peak sales season in the second and third quarters.
The $131.5 million in net cash used for operating activities in the first three months of 2022 primarily reflects $138.1 million of net income from continuing operations, net of non-cash depreciation and amortization. Additionally, we had a cash outflow of $274.2 million as a result of changes in net working capital, primarily the result of increased accounts receivable and inventory balances along with lower employee compensation and benefits accruals compared to December 31, 2021. The change in the accounts receivable balance was due to higher sales during the last month of the first quarter of 2022 and timing of collections. The increased inventory balance was related to additional purchases to support existing orders. The lower employee compensation and benefits accruals were attributable to the payment of employee incentive compensation in the first quarter.
Investing activities
Net cash used for investing activities in the first three months of 2023 primarily reflects capital expenditures of $16.6 million.
Net cash used for investing activities in the first three months of 2022 primarily reflects capital expenditures of $17.7 million.
Financing activities
Net cash provided by financing activities in the first three months of 2023 primarily relates to net borrowings of revolving long-term debt of $173.6 million, partially offset by dividend payments of $36.2 million.

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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Net cash used for operating activities	$(106.6)	$(131.5)
Capital expenditures	(16.6)	(17.7)
Proceeds from sale of property and equipment	0.2	—
Free cash flow	$(123.0)	$(149.2)
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
As of March 31, 2023, total availability under the Senior Credit Facility was $406.4 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at March 31, 2023. Borrowings under these credit facilities bear interest at variable rates.

We have $18.8 million of Term Loan Facility payments due in the next twelve months. We classified this debt as long-term as of March 31, 2023 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
As of March 31, 2023, we had $98.9 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three months ended March 31, 2023, no ordinary shares were repurchased. As of March 31, 2023, we had $600.0 million available for share repurchases under this authorization.
Dividends payable
On February 20, 2023, the Board of Directors declared a quarterly cash dividend of $0.22, payable on May 5, 2023 to shareholders of record at the close of business on April 21, 2023. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $36.3 million at March 31, 2023, compared to $36.2 million at December 31, 2022.
We paid dividends in the first three months of 2023 of $36.2 million, or $0.22 per ordinary share compared with $34.7 million, or $0.21 per ordinary share, in the prior year period.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles (“GAAP”) reported amount (e.g., retained earnings). Our distributable reserve balance was $7.1 billion as of December 31, 2022.
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

The following table presents summarized financial information as of March 31, 2023 and December 31, 2022 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	March 31, 2023	December 31, 2022
Current assets (1)	$2.0	$2.4
Noncurrent assets (2)	2,680.6	2,677.4
Current liabilities (3)	961.0	1,068.6
Noncurrent liabilities (4)	2,805.9	2,640.3
(1) No assets due from non-guarantor subsidiaries were included as of March 31, 2023 and December 31, 2022, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,667.9 million and $2,664.7 million as of March 31, 2023 and December 31, 2022, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $890.1 million and $989.8 million as of March 31, 2023 and December 31, 2022, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $263.0 million and $259.8 million as of March 31, 2023 and December 31, 2022, respectively.

The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our Annual Report on Form 10-K for the year ended December 31, 2022, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2023. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
As part of our ongoing integration activities associated with the Manitowoc Ice acquisition, which was completed in July 2022, we are reviewing the internal controls and procedures of Manitowoc Ice and working to augment our company-wide controls to reflect the risks inherent in the acquisition. There was no other change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 28	16,498	$45.45	—	$600,002,203
January 29 - February 25	49,111	54.81	—	600,002,203
February 26 - March 31	57,312	55.29	—	600,002,203
Total	122,921		—
(a)The purchases in this column include 16,498 shares for the period January 1 - January 28, 49,111 shares for the period January 29 - February 25 and 57,312 shares for the period February 26 - March 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. As of March 31, 2023, we had $600.0 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2023

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2023.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer