Form 10-Q
period 2023-06-30
PENTAIR plc
filed 2023-07-27
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2023, 165,113,324 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$1,082.5	$1,064.2	$2,111.1	$2,063.8
Cost of goods sold	683.0	704.7	1,329.8	1,372.1
Gross profit	399.5	359.5	781.3	691.7
Selling, general and administrative expenses	165.1	145.6	338.4	309.7
Research and development expenses	25.9	23.1	50.8	45.4
Operating income	208.5	190.8	392.1	336.6
Other (income) expense
Net interest expense	31.8	9.2	64.2	14.9
Other (income) expense	(4.8)	0.1	(4.1)	0.2
Income from continuing operations before income taxes	181.5	181.5	332.0	321.5
Provision for income taxes	27.3	28.5	49.3	50.0
Net income from continuing operations	154.2	153.0	282.7	271.5
Loss from discontinued operations, net of tax	(1.3)	(0.1)	(0.1)	(1.0)
Net income	$152.9	$152.9	$282.6	$270.5
Comprehensive income, net of tax
Net income	$152.9	$152.9	$282.6	$270.5
Changes in cumulative translation adjustment	(2.2)	(46.8)	9.9	(54.2)
Changes in market value of derivative financial instruments, net of tax	(0.3)	31.4	(7.5)	38.0
Comprehensive income	$150.4	$137.5	$285.0	$254.3
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.94	$0.93	$1.71	$1.65
Discontinued operations	(0.01)	—	—	(0.01)
Basic earnings per ordinary share	$0.93	$0.93	$1.71	$1.64
Diluted
Continuing operations	$0.93	$0.92	$1.70	$1.64
Discontinued operations	(0.01)	—	—	(0.01)
Diluted earnings per ordinary share	$0.92	$0.92	$1.70	$1.63
Weighted average ordinary shares outstanding
Basic	165.0	164.8	164.9	165.0
Diluted	166.1	165.5	165.9	166.0
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$141.6	$108.9
Accounts receivable, net of allowances of $10.9 and $10.8, respectively	527.2	531.5
Inventories	753.9	790.0
Other current assets	147.3	128.1
Total current assets	1,570.0	1,558.5
Property, plant and equipment, net	349.9	344.5
Other assets
Goodwill	3,265.5	3,252.6
Intangibles, net	1,068.4	1,094.6
Other non-current assets	254.5	197.3
Total other assets	4,588.4	4,544.5
Total assets	$6,508.3	$6,447.5
Liabilities and Equity
Current liabilities
Accounts payable	$329.7	$355.0
Employee compensation and benefits	106.1	106.0
Other current liabilities	624.8	602.1
Total current liabilities	1,060.6	1,063.1
Other liabilities
Long-term debt	2,114.7	2,317.3
Pension and other post-retirement compensation and benefits	69.8	70.8
Deferred tax liabilities	41.8	43.3
Other non-current liabilities	286.1	244.9
Total liabilities	3,573.0	3,739.4
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.1 and 164.5 issued at June 30, 2023 and December 31, 2022, respectively	1.7	1.7
Additional paid-in capital	1,569.8	1,554.9
Retained earnings	1,600.4	1,390.5
Accumulated other comprehensive loss	(236.6)	(239.0)
Total equity	2,935.3	2,708.1
Total liabilities and equity	$6,508.3	$6,447.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2023	June 30, 2022
Operating activities
Net income	$282.6	$270.5
Loss from discontinued operations, net of tax	0.1	1.0
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(0.8)	(0.9)
Depreciation	29.4	26.5
Amortization	27.7	12.9
Deferred income taxes	(31.9)	(16.9)
Share-based compensation	14.1	13.2
Asset impairment and write-offs	4.4	—
Amortization of bridge financing fees	—	7.7
Gain on sale of assets	(3.4)	(2.3)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	7.4	31.4
Inventories	33.6	(144.1)
Other current assets	(16.7)	(31.7)
Accounts payable	(25.8)	(10.0)
Employee compensation and benefits	(1.2)	(35.7)
Other current liabilities	22.1	60.4
Other non-current assets and liabilities	(1.5)	(5.7)
Net cash provided by operating activities of continuing operations	340.1	176.3
Net cash used for operating activities of discontinued operations	(1.6)	(1.0)
Net cash provided by operating activities	338.5	175.3
Investing activities
Capital expenditures	(35.4)	(40.1)
Proceeds from sale of property and equipment	5.0	2.9
Settlement of net investment hedges	—	8.8
Acquisitions, net of cash acquired	0.2	(1.4)
Other	4.1	—
Net cash used for investing activities	(26.1)	(29.8)
Financing activities
Net (repayments) borrowings of revolving long-term debt	(204.3)	19.8
Debt issuance costs	—	(8.9)
Shares issued to employees, net of shares withheld	0.8	(5.4)
Repurchases of ordinary shares	—	(50.0)
Dividends paid	(72.5)	(69.5)
Receipts upon the maturity of cross currency swaps	—	0.2
Net cash used for financing activities	(276.0)	(113.8)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	8.9
Change in cash and cash equivalents	32.7	40.6
Cash and cash equivalents, beginning of period	108.9	94.5
Cash and cash equivalents, end of period	$141.6	$135.1
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2022	164.5	$1.7	$1,554.9	$1,390.5	$(239.0)	$2,708.1
Net income	—	—	—	129.7	—	129.7
Other comprehensive income, net of tax	—	—	—	—	4.9	4.9
Dividends declared, $0.22 per share	—	—	—	(36.3)	—	(36.3)
Exercise of options, net of shares tendered for payment	0.1	—	2.5	—	—	2.5
Issuance of restricted shares, net of cancellations	0.5	—	(2.3)	—	—	(2.3)
Shares surrendered by employees to pay taxes	(0.1)	—	(4.3)	—	—	(4.3)
Share-based compensation	—	—	7.2	—	—	7.2
Balance - March 31, 2023	165.0	$1.7	$1,558.0	$1,483.9	$(234.1)	$2,809.5
Net income	—	—	—	152.9	—	152.9
Other comprehensive loss, net of tax	—	—	—	—	(2.5)	(2.5)
Dividends declared, $0.22 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	0.1	—	6.3	—	—	6.3
Shares surrendered by employees to pay taxes	—	—	(1.4)	—	—	(1.4)
Share-based compensation	—	—	6.9	—	—	6.9
Balance - June 30, 2023	165.1	$1.7	$1,569.8	$1,600.4	$(236.6)	$2,935.3

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2021	165.1	$1.7	$1,582.7	$1,051.4	$(213.9)	$2,421.9
Net income	—	—	—	117.6	—	117.6
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Dividends declared, $0.21 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	—	—	0.5	—	—	0.5
Issuance of restricted shares, net of cancellations	0.4	—	(2.2)	—	—	(2.2)
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.9	—	—	6.9
Balance - March 31, 2022	165.4	$1.7	$1,584.3	$1,132.6	$(214.7)	$2,503.9
Net income	—	—	—	152.9	—	152.9
Other comprehensive loss, net of tax	—	—	—	—	(15.4)	(15.4)
Dividends declared, $0.21 per share	—	—	—	(34.6)	—	(34.6)
Share repurchases	(0.9)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	—	—	0.2	—	—	0.2
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	6.3	—	—	6.3
Balance - June 30, 2022	164.5	$1.7	$1,540.5	$1,250.9	$(230.1)	$2,563.0
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
U.S.	$757.6	$757.0	$1,473.4	$1,463.0
Western Europe	119.5	115.9	247.3	233.8
Developing (1)	142.5	127.4	263.6	238.0
Other Developed (2)	62.9	63.9	126.8	129.0
Consolidated net sales	$1,082.5	$1,064.2	$2,111.1	$2,063.8
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical market net sales information was as follows:

	Three months ended		Six months ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Residential	$536.0	$730.3	$1,102.4	$1,413.1
Commercial	344.8	161.9	618.1	311.6
Industrial	201.7	172.0	390.6	339.1
Consolidated net sales	$1082.5	$1,064.2	$2,111.1	$2,063.8
Performance obligations
On June 30, 2023, we had $121.4 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	June 30, 2023	December 31, 2022	$ Change	% Change
Contract assets	$57.8	$48.4	$9.4	19.4%
Contract liabilities	61.3	58.1	3.2	5.5%
Net contract liabilities	$(3.5)	$(9.7)	$6.2	(63.9)%
The $6.2 million decrease in net contract liabilities from December 31, 2022 to June 30, 2023 was primarily the result of timing of milestone payments. Approximately 80% of our contract liabilities at December 31, 2022 were recognized in revenue in the first half of 2023.

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

The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Manitowoc Ice acquisition as previously reported as of December 31, 2022 and revised as of June 30, 2023:

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
The following table presents unaudited pro forma financial information as if the Manitowoc Ice acquisition had occurred on January 1, 2021:

	Three months ended	Six months ended
In millions, except per share data	June 30, 2022	June 30, 2022
Pro forma net sales	$1,166.7	$2,241.1
Pro forma net income from continuing operations	162.9	286.0
Pro forma earnings per ordinary share - continuing operations
Basic	$0.99	$1.73
Diluted	0.98	1.72
The unaudited pro forma net income from continuing operations includes Manitowoc Ice’s identifiable intangible asset amortization expense of $8.5 million for the three months ended June 30, 2022, and $17.1 million for the six months ended June 30, 2022. The unaudited pro forma net income from continuing operations for the three and six months ended June 30, 2022 excludes the impact of $6.6 million and $15.5 million, respectively, of transaction-related charges and acquisition-related bridge financing costs.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4.Share Plans
Total share-based compensation expense for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Restricted stock units	$3.7	$3.3	$7.4	$6.9
Stock options	1.0	0.9	2.1	1.9
Performance share units	2.2	2.1	4.6	4.4
Total share-based compensation expense	$6.9	$6.3	$14.1	$13.2

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

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2023 Annual Grant
Risk-free interest rate	4.00%
Expected dividend yield	2.02%
Expected share price volatility	30.40%
Expected term (years)	6.1
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

During the six months ended June 30, 2023, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. In addition, we have continued to execute certain initiatives associated with the Transformation Program. These initiatives included a reduction in hourly and salaried headcount of approximately 220 employees during the six months ended June 30, 2023.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Six months ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Restructuring Initiatives
Severance and related costs	$0.9	$0.8	$3.4	$2.7
Other restructuring costs and related adjustments (1)	(0.1)	0.2	0.5	0.2
Total restructuring costs	0.8	1.0	3.9	2.9
Transformation Program
Severance and related costs	0.3	—	2.2	—
Other transformation costs (2)	5.7	5.2	12.3	10.7
Total transformation costs	6.0	5.2	14.5	10.7
Total restructuring and transformation costs	$6.8	$6.2	$18.4	$13.6
(1) Other restructuring costs and related adjustments primarily consist of certain accruals, various contract termination costs, asset impairments and inventory write-offs associated with business and product line exits.

(2) Other transformation costs primarily consist of professional services and project management and related costs, partially offset by gain on sale of assets.

Restructuring and transformation costs by reportable segment were as follows:

	Three months ended		Six months ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Industrial & Flow Technologies	$0.8	$0.6	$1.2	$1.2
Water Solutions	(2.6)	0.1	(1.1)	0.4
Pool	1.9	0.4	5.2	1.4
Other	6.7	5.1	13.1	10.6
Consolidated	$6.8	$6.2	$18.4	$13.6

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2023:

In millions	June 30, 2023
Beginning balance	$23.2
Costs incurred	5.6
Cash payments and other	(15.7)
Ending balance	$13.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
6.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$152.9	$152.9	$282.6	$270.5
Net income from continuing operations	$154.2	$153.0	$282.7	$271.5
Weighted average ordinary shares outstanding
Basic	165.0	164.8	164.9	165.0
Dilutive impact of stock options, restricted stock units and performance share units	1.1	0.7	1.0	1.0
Diluted	166.1	165.5	165.9	166.0
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.94	$0.93	$1.71	$1.65
Discontinued operations	(0.01)	—	—	(0.01)
Basic earnings per ordinary share	$0.93	$0.93	$1.71	$1.64
Diluted
Continuing operations	$0.93	$0.92	$1.70	$1.64
Discontinued operations	(0.01)	—	—	(0.01)
Diluted earnings per ordinary share	$0.92	$0.92	$1.70	$1.63
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.3	0.9	0.6	0.7
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
Activity related to our allowance for credit losses is summarized as follows for the six months ended June 30, 2023:

In millions	June 30, 2023
Beginning balance	$10.8
Bad debt expense (benefit)	(0.9)
Write-offs, net of recoveries	(0.3)
Other (1)	1.3
Ending balance	$10.9
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	June 30, 2023	December 31, 2022
Inventories
Raw materials and supplies	$396.2	$404.1
Work-in-process	102.3	95.6
Finished goods	255.4	290.3
Total inventories	$753.9	$790.0
Other current assets
Cost in excess of billings	$57.8	$48.4
Prepaid expenses	83.3	74.8
Other current assets	6.2	4.9
Total other current assets	$147.3	$128.1
Property, plant and equipment, net
Land and land improvements	$31.9	$32.3
Buildings and leasehold improvements	223.9	200.7
Machinery and equipment	643.3	639.2
Capitalized software	71.2	68.8
Construction in progress	50.9	60.6
Total property, plant and equipment	1,021.2	1,001.6
Accumulated depreciation and amortization	671.3	657.1
Total property, plant and equipment, net	$349.9	$344.5
Other non-current assets
Right-of-use lease assets	$96.5	$78.6
Deferred income taxes	54.3	26.0
Deferred compensation plan assets	24.1	21.7
Other non-current assets	79.6	71.0
Total other non-current assets	$254.5	$197.3
Other current liabilities
Dividends payable	$36.4	$36.2
Accrued warranty	67.7	63.1
Accrued rebates and incentives	212.6	200.1
Accrued freight	36.5	39.4
Billings in excess of cost	51.4	43.8
Current lease liability	26.1	29.3
Income taxes payable	39.3	21.8
Accrued restructuring	13.1	23.2
Interest payable	29.5	32.9
Other current liabilities	112.2	112.3
Total other current liabilities	$624.8	$602.1
Other non-current liabilities
Long-term lease liability	$73.9	$52.4
Income taxes payable	34.4	35.1
Self-insurance liabilities	51.6	52.1
Deferred compensation plan liabilities	24.1	21.7
Foreign currency contract liabilities	70.1	52.2
Other non-current liabilities	32.0	31.4
Total other non-current liabilities	$286.1	$244.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2022	Purchase Accounting Adjustments	Foreign Currency Translation	June 30, 2023
Industrial & Flow Technologies	$747.6	$—	$10.9	$758.5
Water Solutions	1,398.1	0.5	1.5	1,400.1
Pool	1,106.9	—	—	1,106.9
Total goodwill	$3,252.6	$0.5	$12.4	$3,265.5
Identifiable intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,103.2	$(335.2)	$768.0	$1,100.9	$(308.9)	$792.0
Proprietary technology and patents	89.4	(39.4)	50.0	89.3	(35.6)	53.7
Other	—	—	—	14.4	(14.4)	—
Total definite-life intangibles	1,192.6	(374.6)	818.0	1,204.6	(358.9)	845.7
Indefinite-life intangibles
Trade names	250.4	—	250.4	248.9	—	248.9
Total intangibles	$1,443.0	$(374.6)	$1,068.4	$1,453.5	$(358.9)	$1,094.6
Identifiable intangible asset amortization expense was $13.9 million and $6.3 million for the three months ended June 30, 2023 and 2022 and $27.7 million and $12.9 million for the six months ended June 30, 2023 and 2022, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2023 and the next five years is as follows:

	Q3-Q4
	2023	2024	2025	2026	2027	2028
Estimated amortization expense	$27.3	$54.1	$54.1	$52.8	$51.5	$49.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of June 30, 2023	Maturity Year	June 30, 2023	December 31, 2022
Revolving credit facility (Senior Credit Facility)	6.303%	2026	$115.7	$320.0
Term Loan Facility	6.461%	2023 - 2027	1,000.0	1,000.0
Term loans (Senior Credit Facility)	6.443%	2024	200.0	200.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(20.3)	(22.0)
Total debt			$2,114.7	$2,317.3
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
As of June 30, 2023, total availability under the Senior Credit Facility was $784.3 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at June 30, 2023. Borrowings under these credit facilities bear interest at variable rates.

We have $25.0 million of Term Loan Facility payments due in the next twelve months. We classified this debt as long-term as of June 30, 2023 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2023 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2023	2024	2025	2026	2027	2028	Thereafter	Total
Contractual debt obligation maturities	$12.5	$237.5	$69.3	$165.7	$850.0	$—	$800.0	$2,135.0
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
At June 30, 2023 and December 31, 2022, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $23.5 million and $9.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross currency swaps
At June 30, 2023 and December 31, 2022, we had outstanding cross currency swap agreements with a combined notional amount of $763.9 million and $746.3 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $47.9 million and $40.3 million at June 30, 2023 and December 31, 2022, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
Hedging of variable interest rates
On March 31, 2023, we entered into floating-to-fixed interest rate swap agreements to hedge the interest rate variability related to a portion of our Senior Credit Facility and Term Loan Facility referenced in Note 10. The swaps have a combined notional amount of $300.0 million and an average fixed one-month U.S. Dollar secured overnight financing rate (“SOFR”) of 3.795%. They have an effective date of April 4, 2023 and settle monthly through April 2026.

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
The interest rate swaps and the collars were designated as cash flow hedges. Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. We had a gain of $6.4 million at June 30, 2023 recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2023		December 31, 2022
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,315.7	$1,315.7	$1,520.0	$1,520.0
Fixed rate debt	819.3	798.4	819.3	789.3
Total debt	$2,135.0	$2,114.1	$2,339.3	$2,309.3
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$6.4	$—	$—	$6.4
Foreign currency contract liabilities	—	(70.1)	—	—	(70.1)
Deferred compensation plan assets	11.3	—	—	12.8	24.1
Total recurring fair value measurements	$11.3	$(63.7)	$—	$12.8	$(39.6)

	December 31, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(52.2)	$—	$—	$(52.2)
Deferred compensation plan assets	10.5	—	—	11.2	21.7
Total recurring fair value measurements	$10.5	$(52.2)	$—	$11.2	$(30.5)
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
The effective income tax rate for the six months ended June 30, 2023 was 14.8%, compared to 15.6% for the six months ended June 30, 2022. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $37.0 million and $39.6 million at June 30, 2023 and December 31, 2022, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
13.Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service cost	$0.4	$0.6	$0.8	$1.2
Interest cost	1.0	0.6	2.0	1.2
Expected return on plan assets	(0.2)	(0.1)	(0.4)	(0.2)
Net periodic benefit expense	$1.2	$1.1	$2.4	$2.2
Components of net periodic benefit expense for our other post-retirement plans for the three and six months ended June 30, 2023 and 2022 were not material.

14.Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three and six months ended June 30, 2023, no ordinary shares were repurchased. As of June 30, 2023, we had $600.0 million available for share repurchases under this authorization.

Dividends payable
On May 8, 2023, the Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on August 4, 2023 to shareholders of record at the close of business on July 21, 2023. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $36.4 million at June 30, 2023, compared to $36.2 million at December 31, 2022.
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
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales
Industrial & Flow Technologies	$411.6	$377.4	$803.4	$735.5
Water Solutions	336.2	222.2	608.2	428.0
Pool	334.3	464.0	698.6	899.4
Other	0.4	0.6	0.9	0.9
Consolidated	$1,082.5	$1,064.2	$2,111.1	$2,063.8
Segment income (loss)
Industrial & Flow Technologies	$74.8	$59.1	$139.8	$111.3
Water Solutions	74.8	32.5	127.2	54.7
Pool	105.1	136.7	221.3	253.0
Other	(20.5)	(22.4)	(43.1)	(41.0)
Consolidated	$234.2	$205.9	$445.2	$378.0

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Segment income	$234.2	$205.9	$445.2	$378.0
Deal-related costs and expenses	—	(1.6)	—	(8.0)
Asset impairment and write-offs	(0.5)	—	(4.4)	—
Restructuring and other	(0.6)	(1.1)	(3.5)	(3.2)
Transformation costs	(6.0)	(5.2)	(14.5)	(10.7)
Intangible amortization	(13.9)	(6.3)	(27.7)	(12.9)
Russia business exit impact	—	—	—	(5.9)
Legal accrual adjustments and settlements	(4.1)	(0.5)	(2.2)	0.2
Interest expense, net	(31.8)	(9.2)	(64.2)	(14.9)
Other income (expense)	4.2	(0.5)	3.3	(1.1)
Income from continuing operations before income taxes	$181.5	$181.5	$332.0	$321.5

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
The changes in the carrying amount of service and product warranties from continuing operations for the six months ended June 30, 2023 were as follows:

In millions	June 30, 2023
Beginning balance	$63.1
Service and product warranty provision	43.1
Payments	(38.5)
Ending balance	$67.7
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
As of June 30, 2023 and December 31, 2022, the outstanding value of bonds, letters of credit and bank guarantees totaled $100.4 million and $99.7 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” or “future” or words, phrases, or terms of similar substance or the negative thereof are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to the conflict between Russia and Ukraine and related sanctions; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and the Transformation Program; the impact of raw material, logistics and labor costs and other inflation; volatility in currency exchange rates and interest rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; risks associated with operating foreign businesses; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and ESG goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of three reporting segments: Industrial & Flow Technologies, Water Solutions and Pool. For the first six months of 2023, the Industrial & Flow Technologies, Water Solutions and Pool segments represented approximately 38%, 29% and 33% of total revenues, respectively. We classify our operations into reporting segments based primarily on types of products offered and markets served:
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
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first six months of 2023 and are reasonably likely to impact our results in the future:
•During 2022 and the first six months of 2023, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2023 and to drive margin growth.
•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2022 and the first six months of 2023, we made strategic progress on our Transformation Program initiatives with a primary focus on three of our four key themes of pricing excellence, strategic sourcing and operations excellence. In addition, we built capabilities across all themes, including the final theme of organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives during 2023 to drive margin expansion and to continue to incur transformation costs throughout the remainder of 2023 and beyond.
•During the first six months of 2023, we continued to experience supply chain challenges and inflationary cost increases of certain raw materials due to availability constraints and high demand. While we have taken pricing actions and implemented transformation initiatives that we expect to improve productivity and offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue for the remainder of 2023, which may continue thereafter and could negatively impact our results of operations.
•During the second half of 2022 and the first six months of 2023, we have seen inventory correcting within our residential distributor channels. We anticipate channel inventories to normalize to more historical levels by the end of the third quarter of 2023.
•The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax are in the process of being adopted by a number of jurisdictions in which we operate. In particular, the United Kingdom has completed passage of legislation to comply with the Pillar Two framework which becomes effective beginning in 2024. Pillar Two could negatively impact our effective tax rate beginning in 2024. We are continuing to evaluate the impact of proposed and enacted legislative changes as new guidance becomes available.
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

◦Returning cash to shareholders through dividends and share repurchases; and
◦Accelerating our performance with strategically aligned mergers and acquisitions;
•Focusing growth initiatives that accelerate our investments in digital, technology and services expansion;
•Continuing to implement our Transformation Program initiatives that will drive operational excellence, reduce complexity and improve our organizational structure; and
•Building a high-performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2023 and 2022 were as follows:

	Three months ended
In millions	June 30, 2023	June 30, 2022	$ Change	% / Point Change
Net sales	$1,082.5	$1,064.2	$18.3	1.7%
Cost of goods sold	683.0	704.7	(21.7)	(3.1)%
Gross profit	399.5	359.5	40.0	11.1%
% of net sales	36.9%	33.8%		3.1	pts

Selling, general and administrative	165.1	145.6	19.5	13.4%
% of net sales	15.3%	13.7%		1.6	pts
Research and development	25.9	23.1	2.8	12.1%
% of net sales	2.4%	2.2%		0.2	pts

Operating income	208.5	190.8	17.7	9.3%
% of net sales	19.3%	17.9%		1.4	pts

Other (income) expense	(4.8)	0.1	(4.9)	N.M.
Net interest expense	31.8	9.2	22.6	N.M.

Income from continuing operations before income taxes	181.5	181.5	—	—%
Provision for income taxes	27.3	28.5	(1.2)	(4.2)%
Effective tax rate	15.0%	15.7%		(0.7)	pts
N.M. Not Meaningful

The consolidated results of operations for the six months ended June 30, 2023 and June 30, 2022 were as follows:

	Six months ended
In millions	June 30, 2023	June 30, 2022	$ Change	% / Point Change
Net sales	$2,111.1	$2,063.8	$47.3	2.3%
Cost of goods sold	1,329.8	1,372.1	(42.3)	(3.1)%
Gross profit	781.3	691.7	89.6	13.0%
% of net sales	37.0%	33.5%		3.5	pts

Selling, general and administrative expenses	338.4	309.7	28.7	9.3%
% of net sales	16.0%	15.0%		1.0	pts
Research and development expenses	50.8	45.4	5.4	11.9%
% of net sales	2.4%	2.2%		0.2	pts

Operating income	392.1	336.6	55.5	16.5%
% of net sales	18.6%	16.3%		2.3	pts

Other (income) expense	(4.1)	0.2	(4.3)	N.M.
Net interest expense	64.2	14.9	49.3	N.M.

Income from continuing operations before income taxes	332.0	321.5	10.5	3.3%
Provision for income taxes	49.3	50.0	(0.7)	(1.4)%
Effective tax rate	14.8%	15.6%		(0.8)	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2023	Six months ended June 30, 2023
	over the prior year period	over the prior year period
Volume	(14.5)%	(13.3)%
Price	7.5	8.4
Core growth	(7.0)	(4.9)
Acquisition/Divestitures	8.9	7.8
Currency	(0.2)	(0.6)
Total	1.7%	2.3%
The 1.7 and 2.3 percent increases in net sales in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
•increases in selling prices to mitigate a rise in inflationary costs;
•increased sales within our Water Solutions segment from the acquisition of Manitowoc Ice, which was completed in the third quarter of 2022;
•higher sales volume in our commercial business within our Water Solutions segment driven by higher demand and easing of supply chain pressures which allowed increased production and delivery to market; and

•increased sales volume in our commercial flow and industrial solutions businesses within our Industrial & Flow Technologies segment compared to the prior year.
These increases were partially offset by:
•sales volume decreases in our Pool segment primarily due to weather challenges in the U.S., higher channel inventory and lower demand compared to the prior year;
•sales volume decreases in our residential business within our Water Solutions segment driven by lower demand compared to the prior year and certain business exits announced in the second half of 2022; and
•unfavorable foreign currency effects compared to the prior year.
Gross profit
The 3.1 and 3.5 percentage point increases in gross profit as a percentage of net sales in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
•increases in selling prices to mitigate impacts of inflation;
•increased productivity within our Water Solutions segment as a result of certain transformation and restructuring initiatives; and
•increased productivity in our Industrial & Flow Technologies segment mainly driven by manufacturing leverage and transformation initiatives.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials;
•decreased productivity in our Pool segment due to decreased sales volume compared to the prior year; and
•asset impairments and write-offs of $3.9 million recorded in the first half of 2023.
Selling, general and administrative expenses (“SG&A”)
The 1.6 and 1.0 percentage point increases in SG&A as a percentage of net sales in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
•increased identifiable intangible asset amortization expense of $8.5 million in the second quarter of 2023 and $17.1 million in the first six months of 2023 related to the addition of Manitowoc Ice’s definite-lived intangible assets in the third quarter of 2022;
•transformation costs of $6.0 million in the second quarter of 2023, compared to $5.2 million in the second quarter of 2022, and $14.5 million in the first half of 2023, compared to $10.7 million in the first half of 2022; and
•inflationary cost increases including higher employee labor costs in the first half of 2023.
These increases were partially offset by:
•a charge of $4.2 million recorded in the first quarter of 2022 for the write-off of uncollectible accounts receivable and other costs incurred in light of our exiting of business activity and sales in Russia that did not recur in the first six months of 2023; and
•deal-related costs and expenses of $1.6 million in the second quarter of 2022 and $8.0 million in the first half of 2022, compared to none in the second quarter or first half of 2023.
Net interest expense
The increases in net interest expense in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
•increased debt due to the acquisition of Manitowoc Ice in the third quarter of 2022; and

•increased variable interest rates compared to the same periods of the prior year.
These increases were partially offset by:
•the amortization of debt issuance costs of $5.1 million during the second quarter of 2022 and $7.7 million during the first half of 2022 related to financing commitments for a bridge loan facility established in connection with the acquisition of Manitowoc Ice that did not recur in the first six months of 2023.
Provision for income taxes
The 0.7 and 0.8 percentage point decreases in the effective tax rate in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
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
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended				Six months ended
In millions	June 30, 2023	June 30, 2022	% / Point Change		June 30, 2023	June 30, 2022	% / Point Change
Net sales	$411.6	$377.4	9.1%		$803.4	$735.5	9.2%
Segment income	74.8	59.1	26.6%		139.8	111.3	25.6%
% of net sales	18.2%	15.7%	2.5	pts	17.4%	15.1%	2.3	pts
Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

	Three months ended June 30, 2023	Six months ended June 30, 2023
	over the prior year period	over the prior year period
Volume	(0.9)%	0.1%
Price	10.0	10.1
Core growth	9.1	10.2
Currency	—	(1.0)
Total	9.1%	9.2%
The 9.1 and 9.2 percent increases in net sales for Industrial & Flow Technologies in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
•increases in selling prices to mitigate inflationary cost increases; and
•increased sales volume in our commercial flow and industrial solutions businesses compared to the prior year.

These increases were partially offset by:
•decreased sales volume in our residential flow business compared to the prior year; and
•unfavorable foreign currency effects compared to the first half of the prior year.
Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2023		Six months ended June 30, 2023
	over the prior year period		over the prior year period
Growth/Price	7.5	pts	7.8	pts
Currency	(0.1)		(0.1)
Inflation	(5.5)		(6.1)
Productivity	0.6		0.7
Total	2.5	pts	2.3	pts
The 2.5 and 2.3 percentage point increases in segment income for Industrial & Flow Technologies as a percentage of net sales in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
•increases in selling prices to mitigate impacts of inflation; and
•increased productivity mainly driven by manufacturing leverage and transformation initiatives.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2023	June 30, 2022	% / Point Change		June 30, 2023	June 30, 2022	% / Point Change
Net sales	$336.2	$222.2	51.3%		$608.2	$428.0	42.1%
Segment income	74.8	32.5	130.2%		127.2	54.7	132.5%
% of net sales	22.2%	14.6%	7.6	pts	20.9%	12.8%	8.1	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2023	Six months ended June 30, 2023
	over the prior year period	over the prior year period
Volume	6.3%	1.8%
Price	2.9	3.8
Core growth	9.2	5.6
Acquisition/Divestitures	42.6	37.5
Currency	(0.5)	(1.0)
Total	51.3%	42.1%

The 51.3 and 42.1 percent increases in net sales for Water Solutions in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
•increased sales as a result of the acquisition of Manitowoc Ice, which was completed in the third quarter of 2022;
•higher sales volume in our commercial business driven by higher demand and easing of supply chain pressures which allowed increased production and delivery to market; and
•increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•decreased sales volume in our residential business driven by lower demand compared to the prior year and certain business exits announced in the second half of 2022; and
•unfavorable foreign currency effects compared to the prior year.
Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2023		Six months ended June 30, 2023
	over the prior year period		over the prior year period
Growth/Price/Acquisition/Divestitures	10.1	pts	11.6	pts
Currency	(0.4)		(0.5)
Inflation	(5.6)		(5.6)
Productivity	3.5		2.6
Total	7.6	pts	8.1	pts
The 7.6 and 8.1 percentage point increases in segment income for Water Solutions as a percentage of net sales in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
•increased sales as a result of the Manitowoc Ice acquisition;
•increases in selling prices to mitigate impacts of inflation; and
•increased productivity in the residential business as a result of certain transformation and restructuring initiatives.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials; and
•unfavorable foreign currency effects compared to the prior year.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended				Six months ended
In millions	June 30, 2023	June 30, 2022	% / Point Change		June 30, 2023	June 30, 2022	% / Point Change
Net sales	$334.3	$464.0	(28.0)%		$698.6	$899.4	(22.3)%
Segment income	105.1	136.7	(23.1)%		221.3	253.0	(12.5)%
% of net sales	31.4%	29.5%	1.9	pts	31.7%	28.1%	3.6	pts

Net sales
The components of the change in Pool net sales from the prior period were as follows:

	Three months ended June 30, 2023	Six months ended June 30, 2023
	over the prior year period	over the prior year period
Volume	(35.5)%	(31.4)%
Price	7.6	9.2
Core growth	(27.9)	(22.2)
Currency	(0.1)	(0.1)
Total	(28.0)%	(22.3)%
The 28.0 and 22.3 percent decreases in net sales for Pool in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
•sales volume decreases primarily due to weather challenges in the U.S., higher channel inventory and lower demand compared to the prior year; and
•unfavorable foreign currency effects compared to the prior year.
These decreases were partially offset by:
•increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2023		Six months ended June 30, 2023
	over the prior year period		over the prior year period
Growth/Price	5.1	pts	7.3	pts
Inflation	(1.1)		(2.7)
Productivity	(2.1)		(1.0)
Total	1.9	pts	3.6	pts
The 1.9 and 3.6 percentage point increases in segment income for Pool as a percentage of net sales in the second quarter and first half, respectively, of 2023 from 2022 were primarily driven by:
•increases in selling prices to mitigate impacts of inflation;
•positive impact to margin associated with benefits realized from our transformation initiatives; and
•cost management initiatives associated with decreased sales volume.
These increases were partially offset by:
•decreased leverage due to lower sales volume compared to the prior year; and
•inflationary cost increases related to labor costs and certain raw materials.

BACKLOG OF ORDERS BY SEGMENT

In millions	June 30, 2023	December 31, 2022	$ Change	% Change
Industrial & Flow Technologies	$434.2	$512.1	$(77.9)	(15.2)%
Water Solutions	190.0	193.5	(3.5)	(1.8)%
Pool	55.6	289.6	(234.0)	(80.8)%
Total	$679.8	$995.2	$(315.4)	(31.7)%
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
Summary of cash flows

	Six months ended
In millions	June 30, 2023	June 30, 2022
Net cash provided by (used for):
Operating activities of continuing operations	$340.1	$176.3
Investing activities	(26.1)	(29.8)
Financing activities	(276.0)	(113.8)

Operating activities
The $340.1 million in net cash provided by operating activities of continuing operations in the first six months of 2023 primarily reflects $344.2 million of net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization and asset impairment.
The $176.3 million in net cash provided by operating activities of continuing operations in the first six months of 2022 primarily reflects $310.9 million of net income from continuing operations, net of non-cash depreciation and definite-lived intangible amortization. Additionally, we had a cash outflow of $129.7 million as a result of changes in net working capital, primarily due to increased inventory balances and lower employee compensation and benefits accruals compared to December 31, 2021. The inventory balance was higher due to inflationary impacts and continued supply chain inefficiencies. The lower employee compensation and benefits accruals were attributable to the payment of employee incentive compensation in the first quarter.
Investing activities
Net cash used for investing activities in the first six months of 2023 primarily reflects capital expenditures of $35.4 million, partially offset by proceeds from the sale of property and equipment of $5.0 million.
Net cash used for investing activities in the first six months of 2022 primarily reflects capital expenditures of $40.1 million, partially offset by cash received upon the settlement of net investment hedges of $8.8 million.
Financing activities
Net cash used for financing activities in the first six months of 2023 primarily relates to net repayments of revolving long-term debt of $204.3 million and dividend payments of $72.5 million.

Net cash used for financing activities in the first six months of 2022 primarily relates to dividend payments of $69.5 million, share repurchases of $50.0 million and payments of debt issuance costs of $8.9 million, partially offset by net borrowings of revolving long-term debt of $19.8 million.
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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2023	June 30, 2022
Net cash provided by operating activities of continuing operations	$340.1	$176.3
Capital expenditures of continuing operations	(35.4)	(40.1)
Proceeds from sale of property and equipment of continuing operations	5.0	2.9
Free cash flow from continuing operations	309.7	139.1
Net cash used for operating activities of discontinued operations	(1.6)	(1.0)
Free cash flow	$308.1	$138.1

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
As of June 30, 2023, total availability under the Senior Credit Facility was $784.3 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at June 30, 2023. Borrowings under these credit facilities bear interest at variable rates.

We have $25.0 million of Term Loan Facility payments due in the next twelve months. We classified this debt as long-term as of June 30, 2023 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
As of June 30, 2023, we had $117.6 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three and six months ended June 30, 2023, no ordinary shares were repurchased. As of June 30, 2023, we had $600.0 million available for share repurchases under this authorization.
Dividends payable
On May 8, 2023, the Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on August 4, 2023 to shareholders of record at the close of business on July 21, 2023. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $36.4 million at June 30, 2023, compared to $36.2 million at December 31, 2022.
We paid dividends in the first six months of 2023 of $72.5 million, or $0.44 per ordinary share compared with $69.5 million, or $0.42 per ordinary share, in the prior year period.

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

The following table presents summarized financial information as of June 30, 2023 and December 31, 2022 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	June 30, 2023	December 31, 2022
Current assets (1)	$2.4	$2.4
Noncurrent assets (2)	2,688.0	2,677.4
Current liabilities (3)	1,397.3	1,068.6
Noncurrent liabilities (4)	2,420.3	2,640.3
(1) No assets due from non-guarantor subsidiaries were included as of June 30, 2023 and December 31, 2022, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,668.8 million and $2,664.7 million as of June 30, 2023 and December 31, 2022, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $1,323.4 million and $989.8 million as of June 30, 2023 and December 31, 2022, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $263.9 million and $259.8 million as of June 30, 2023 and December 31, 2022, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2023. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
As part of our ongoing integration activities associated with the Manitowoc Ice acquisition, which was completed in July 2022, we are reviewing the internal controls and procedures of Manitowoc Ice and working to augment our company-wide controls to reflect the risks inherent in the acquisition. There was no other change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 29	751	$53.58	—	$600,002,203
April 30 - May 27	2,564	58.18	—	600,002,203
May 28 - June 30	22,511	56.36	—	600,002,203
Total	25,826		—
(a)The purchases in this column include 751 shares for the period April 1 - April 29, 2,564 shares for the period April 30 - May 27 and 22,511 shares for the period May 28 - June 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. As of June 30, 2023, we had $600.0 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 5.    OTHER INFORMATION
(c)During the second quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2023

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2023.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer