Form 10-Q
period 2023-09-30
PENTAIR plc
filed 2023-10-24
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2023, 165,298,959 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$1,008.8	$1,055.1	$3,119.9	$3,118.9
Cost of goods sold	637.0	707.0	1,966.8	2,079.1
Gross profit	371.8	348.1	1,153.1	1,039.8
Selling, general and administrative expenses	166.2	177.3	504.6	487.0
Research and development expenses	25.5	23.7	76.3	69.1
Operating income	180.1	147.1	572.2	483.7
Other (income) expense
Gain on sale of businesses	—	(0.2)	—	(0.2)
Net interest expense	27.5	19.3	91.7	34.2
Other (income) expense	(0.3)	0.3	(4.4)	0.5
Income from continuing operations before income taxes	152.9	127.7	484.9	449.2
Provision for income taxes	20.8	12.3	70.1	62.3
Net income from continuing operations	132.1	115.4	414.8	386.9
Loss from discontinued operations, net of tax	—	—	(0.1)	(1.0)
Net income	$132.1	$115.4	$414.7	$385.9
Comprehensive income, net of tax
Net income	$132.1	$115.4	$414.7	$385.9
Changes in cumulative translation adjustment	(24.0)	(59.0)	(14.1)	(113.2)
Changes in market value of derivative financial instruments, net of tax	18.5	45.5	11.0	83.5
Comprehensive income	$126.6	$101.9	$411.6	$356.2
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.80	$0.70	$2.51	$2.35
Discontinued operations	—	—	—	(0.01)
Basic earnings per ordinary share	$0.80	$0.70	$2.51	$2.34
Diluted
Continuing operations	$0.79	$0.70	$2.50	$2.33
Discontinued operations	—	—	—	(0.01)
Diluted earnings per ordinary share	$0.79	$0.70	$2.50	$2.32
Weighted average ordinary shares outstanding
Basic	165.2	164.5	165.0	164.8
Diluted	166.6	165.2	166.2	165.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$137.0	$108.9
Accounts receivable, net of allowances of $10.7 and $10.8, respectively	507.0	531.5
Inventories	712.6	790.0
Other current assets	142.8	128.1
Total current assets	1,499.4	1,558.5
Property, plant and equipment, net	350.5	344.5
Other assets
Goodwill	3,242.5	3,252.6
Intangibles, net	1,051.7	1,094.6
Other non-current assets	266.9	197.3
Total other assets	4,561.1	4,544.5
Total assets	$6,411.0	$6,447.5
Liabilities and Equity
Current liabilities
Accounts payable	$286.1	$355.0
Employee compensation and benefits	117.5	106.0
Other current liabilities	598.3	602.1
Total current liabilities	1,001.9	1,063.1
Other liabilities
Long-term debt	1,993.6	2,317.3
Pension and other post-retirement compensation and benefits	68.9	70.8
Deferred tax liabilities	40.9	43.3
Other non-current liabilities	264.8	244.9
Total liabilities	3,370.1	3,739.4
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.3 and 164.5 issued at September 30, 2023 and December 31, 2022, respectively	1.7	1.7
Additional paid-in capital	1,585.2	1,554.9
Retained earnings	1,696.1	1,390.5
Accumulated other comprehensive loss	(242.1)	(239.0)
Total equity	3,040.9	2,708.1
Total liabilities and equity	$6,411.0	$6,447.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2023	September 30, 2022
Operating activities
Net income	$414.7	$385.9
Loss from discontinued operations, net of tax	0.1	1.0
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(2.1)	(1.2)
Depreciation	44.3	39.9
Amortization	41.5	31.4
Deferred income taxes	(45.0)	(37.5)
Gain on sale of businesses	—	(0.2)
Share-based compensation	21.3	20.6
Asset impairment and write-offs	6.2	—
Amortization of bridge financing fees	—	9.0
Gain on sale of assets	(3.4)	(2.3)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	23.9	24.3
Inventories	67.8	(170.6)
Other current assets	(14.7)	(27.1)
Accounts payable	(63.8)	(36.7)
Employee compensation and benefits	11.7	(34.9)
Other current liabilities	(0.2)	79.8
Other non-current assets and liabilities	—	(9.9)
Net cash provided by operating activities of continuing operations	502.3	271.5
Net cash used for operating activities of discontinued operations	(1.6)	(1.0)
Net cash provided by operating activities	500.7	270.5
Investing activities
Capital expenditures	(54.8)	(63.2)
Proceeds from sale of property and equipment	5.4	3.0
Settlement of net investment hedges	—	8.8
Acquisitions, net of cash acquired	(0.6)	(1,592.8)
Other	4.1	0.3
Net cash used for investing activities	(45.9)	(1,643.9)
Financing activities
Net (repayments) borrowings of revolving long-term debt	(320.0)	256.1
Proceeds from long-term debt	—	1,391.3
Repayments of long-term debt	(6.3)	(88.3)
Debt issuance costs	—	(15.7)
Shares issued to employees, net of shares withheld	9.0	(4.0)
Repurchases of ordinary shares	—	(50.0)
Dividends paid	(108.9)	(104.1)
Receipts upon the maturity of cross currency swaps	—	0.2
Net cash (used for) provided by financing activities	(426.2)	1,385.5
Effect of exchange rate changes on cash and cash equivalents	(0.5)	12.2
Change in cash and cash equivalents	28.1	24.3
Cash and cash equivalents, beginning of period	108.9	94.5
Cash and cash equivalents, end of period	$137.0	$118.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2022	164.5	$1.7	$1,554.9	$1,390.5	$(239.0)	$2,708.1
Net income	—	—	—	129.7	—	129.7
Other comprehensive income, net of tax	—	—	—	—	4.9	4.9
Dividends declared, $0.22 per share	—	—	—	(36.3)	—	(36.3)
Exercise of options, net of shares tendered for payment	0.1	—	2.5	—	—	2.5
Issuance of restricted shares, net of cancellations	0.5	—	(2.3)	—	—	(2.3)
Shares surrendered by employees to pay taxes	(0.1)	—	(4.3)	—	—	(4.3)
Share-based compensation	—	—	7.2	—	—	7.2
Balance - March 31, 2023	165.0	$1.7	$1,558.0	$1,483.9	$(234.1)	$2,809.5
Net income	—	—	—	152.9	—	152.9
Other comprehensive loss, net of tax	—	—	—	—	(2.5)	(2.5)
Dividends declared, $0.22 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	0.1	—	6.3	—	—	6.3
Shares surrendered by employees to pay taxes	—	—	(1.4)	—	—	(1.4)
Share-based compensation	—	—	6.9	—	—	6.9
Balance - June 30, 2023	165.1	$1.7	$1,569.8	$1,600.4	$(236.6)	$2,935.3
Net income	—	—	—	132.1	—	132.1
Other comprehensive loss, net of tax	—	—	—	—	(5.5)	(5.5)
Dividends declared, $0.22 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	0.2	—	8.4	—	—	8.4
Shares surrendered by employees to pay taxes	—	—	(0.2)	—	—	(0.2)
Share-based compensation	—	—	7.2	—	—	7.2
Balance - September 30, 2023	165.3	$1.7	$1,585.2	$1,696.1	$(242.1)	$3,040.9

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2021	165.1	$1.7	$1,582.7	$1,051.4	$(213.9)	$2,421.9
Net income	—	—	—	117.6	—	117.6
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Dividends declared, $0.21 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	—	—	0.5	—	—	0.5
Issuance of restricted shares, net of cancellations	0.4	—	(2.2)	—	—	(2.2)
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	6.9	—	—	6.9
Balance - March 31, 2022	165.4	$1.7	$1,584.3	$1,132.6	$(214.7)	$2,503.9
Net income	—	—	—	152.9	—	152.9
Other comprehensive loss, net of tax	—	—	—	—	(15.4)	(15.4)
Dividends declared, $0.21 per share	—	—	—	(34.6)	—	(34.6)
Share repurchases	(0.9)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	—	—	0.2	—	—	0.2
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	6.3	—	—	6.3
Balance - June 30, 2022	164.5	$1.7	$1,540.5	$1,250.9	$(230.1)	$2,563.0
Net income	—	—	—	115.4	—	115.4
Other comprehensive loss, net of tax	—	—	—	—	(13.5)	(13.5)
Dividends declared, $0.21 per share	—	—	—	(34.5)	—	(34.5)
Exercise of options, net of shares tendered for payment	—	—	1.4	—	—	1.4
Share-based compensation	—	—	7.4	—	—	7.4
Balance - September 30, 2022	164.5	$1.7	$1,549.3	$1,331.8	$(243.6)	$2,639.2
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

Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S.	$696.6	$752.1	$2,170.0	$2,215.1
Western Europe	114.7	97.9	362.0	331.7
Developing (1)	142.8	140.3	406.4	378.3
Other Developed (2)	54.7	64.8	181.5	193.8
Consolidated net sales	$1,008.8	$1,055.1	$3,119.9	$3,118.9
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical market net sales information was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Residential	$513.1	$637.0	$1,615.5	$2,050.1
Commercial	295.2	241.7	913.3	553.3
Industrial	200.5	176.4	591.1	515.5
Consolidated net sales	$1,008.8	$1,055.1	$3,119.9	$3,118.9
Performance obligations
On September 30, 2023, we had $122.4 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	September 30, 2023	December 31, 2022	$ Change	% Change
Contract assets	$65.6	$48.4	$17.2	35.5%
Contract liabilities	60.8	58.1	2.7	4.6%
Net contract assets (liabilities)	$4.8	$(9.7)	$14.5	(149.5)%
The $14.5 million increase in net contract assets from December 31, 2022 to September 30, 2023 was primarily the result of timing of milestone payments. Approximately 85% of our contract liabilities at December 31, 2022 were recognized in revenue in the first nine months of 2023.

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
The purchase price has been allocated based on the fair value of assets acquired and liabilities assumed at the date of the Manitowoc Ice acquisition. The purchase price allocation was completed in the third quarter of 2023.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Manitowoc Ice acquisition as previously reported as of December 31, 2022 and revised as of September 30, 2023:

In millions	As Previously Reported	As Revised
Cash	$33.8	$33.8
Accounts receivable	36.7	36.7
Inventories	66.5	66.7
Other current assets	3.9	3.9
Property, plant and equipment	21.6	21.6
Identifiable intangible assets	728.3	728.3
Goodwill	790.5	789.7
Other assets	1.8	0.7
Current liabilities	(66.5)	(62.7)
Other liabilities	(3.3)	(4.8)
Purchase price	$1,613.3	$1,613.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $789.7 million, all of which is expected to be deductible for income tax purposes. Goodwill recognized from the Manitowoc Ice acquisition primarily reflects the future economic benefit resulting from synergies of our combined operations.
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
The following table presents unaudited pro forma financial information as if the Manitowoc Ice acquisition had occurred on January 1, 2021:

	Three months ended	Nine months ended
In millions, except per share data	September 30, 2022	September 30, 2022
Pro forma net sales	$1,084.6	$3,325.7
Pro forma net income from continuing operations	131.9	417.8
Pro forma earnings per ordinary share - continuing operations
Basic	$0.80	$2.53
Diluted	0.80	2.52
The unaudited pro forma net income from continuing operations includes Manitowoc Ice’s identifiable intangible asset amortization expense of $8.5 million for the three months ended September 30, 2022, and $25.6 million for the nine months ended September 30, 2022. The unaudited pro forma net income from continuing operations for the three and nine months ended September 30, 2022 excludes the impact of $18.8 million and $34.2 million, respectively, of transaction-related charges, acquisition-related bridge financing costs and non-recurring expense related to the fair value adjustment to acquisition-date inventory.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4.Share Plans
Total share-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Restricted stock units	$3.9	$4.1	$11.3	$11.0
Stock options	1.1	1.1	3.2	3.0
Performance share units	2.2	2.2	6.8	6.6
Total share-based compensation expense	$7.2	$7.4	$21.3	$20.6

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

During the nine months ended September 30, 2023, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. In addition, we have continued to execute certain initiatives associated with the Transformation Program. These initiatives included a reduction in hourly and salaried headcount of approximately 350 employees during the nine months ended September 30, 2023.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Restructuring Initiatives
Severance and related costs	$1.1	$8.5	$4.5	$11.2
Other restructuring costs and related adjustments (1)	1.6	2.4	2.1	2.6
Total restructuring costs	2.7	10.9	6.6	13.8
Transformation Program
Severance and related costs	2.9	3.1	5.1	3.1
Other transformation costs (2)	11.0	7.0	23.3	17.7
Total transformation costs	13.9	10.1	28.4	20.8
Total restructuring and transformation costs	$16.6	$21.0	$35.0	$34.6
(1) Other restructuring costs and related adjustments primarily consist of certain accruals, various contract termination costs, asset impairments and inventory write-offs associated with business and product line exits.

(2) Other transformation costs primarily consist of professional services, project management related costs and asset impairments, partially offset by gain on sale of assets.

Restructuring and transformation costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Industrial & Flow Technologies	$1.6	$0.3	$2.8	$1.5
Water Solutions	2.7	8.7	1.6	9.1
Pool	1.7	3.3	6.9	4.7
Other	10.6	8.7	23.7	19.3
Consolidated	$16.6	$21.0	$35.0	$34.6

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2023:

In millions	September 30, 2023
Beginning balance	$23.2
Costs incurred	9.6
Cash payments and other	(19.2)
Ending balance	$13.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
6.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$132.1	$115.4	$414.7	$385.9
Net income from continuing operations	$132.1	$115.4	$414.8	$386.9
Weighted average ordinary shares outstanding
Basic	165.2	164.5	165.0	164.8
Dilutive impact of stock options, restricted stock units and performance share units	1.4	0.7	1.2	1.0
Diluted	166.6	165.2	166.2	165.8
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.80	$0.70	$2.51	$2.35
Discontinued operations	—	—	—	(0.01)
Basic earnings per ordinary share	$0.80	$0.70	$2.51	$2.34
Diluted
Continuing operations	$0.79	$0.70	$2.50	$2.33
Discontinued operations	—	—	—	(0.01)
Diluted earnings per ordinary share	$0.79	$0.70	$2.50	$2.32
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.2	1.0	0.3	0.7
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
Activity related to our allowance for credit losses is summarized as follows for the nine months ended September 30, 2023:

In millions	September 30, 2023
Beginning balance	$10.8
Bad debt expense (benefit)	(0.9)
Write-offs, net of recoveries	(0.3)
Other (1)	1.1
Ending balance	$10.7
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	September 30, 2023	December 31, 2022
Inventories
Raw materials and supplies	$378.6	$404.1
Work-in-process	97.8	95.6
Finished goods	236.2	290.3
Total inventories	$712.6	$790.0
Other current assets
Cost in excess of billings	$65.6	$48.4
Prepaid expenses	71.1	74.8
Other current assets	6.1	4.9
Total other current assets	$142.8	$128.1
Property, plant and equipment, net
Land and land improvements	$31.5	$32.3
Buildings and leasehold improvements	221.5	200.7
Machinery and equipment	646.1	639.2
Capitalized software	70.9	68.8
Construction in progress	58.2	60.6
Total property, plant and equipment	1,028.2	1,001.6
Accumulated depreciation and amortization	677.7	657.1
Total property, plant and equipment, net	$350.5	$344.5
Other non-current assets
Right-of-use lease assets	$96.0	$78.6
Deferred income taxes	65.2	26.0
Deferred compensation plan assets	23.5	21.7
Other non-current assets	82.2	71.0
Total other non-current assets	$266.9	$197.3
Other current liabilities
Dividends payable	$36.4	$36.2
Accrued warranty	67.3	63.1
Accrued rebates and incentives	200.6	200.1
Accrued freight	30.1	39.4
Billings in excess of cost	52.7	43.8
Current lease liability	26.2	29.3
Income taxes payable	41.6	21.8
Accrued restructuring	13.6	23.2
Interest payable	18.8	32.9
Other current liabilities	111.0	112.3
Total other current liabilities	$598.3	$602.1
Other non-current liabilities
Long-term lease liability	$72.0	$52.4
Income taxes payable	34.5	35.1
Self-insurance liabilities	52.8	52.1
Deferred compensation plan liabilities	23.5	21.7
Foreign currency contract liabilities	50.0	52.2
Other non-current liabilities	32.0	31.4
Total other non-current liabilities	$264.8	$244.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2022	Purchase Accounting Adjustments	Foreign Currency Translation	September 30, 2023
Industrial & Flow Technologies	$747.6	$—	$(6.8)	$740.8
Water Solutions	1,398.1	(0.8)	(2.5)	1,394.8
Pool	1,106.9	—	—	1,106.9
Total goodwill	$3,252.6	$(0.8)	$(9.3)	$3,242.5
Identifiable intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,097.9	$(342.5)	$755.4	$1,100.9	$(308.9)	$792.0
Proprietary technology and patents	89.0	(40.9)	48.1	89.3	(35.6)	53.7
Other	—	—	—	14.4	(14.4)	—
Total definite-life intangibles	1,186.9	(383.4)	803.5	1,204.6	(358.9)	845.7
Indefinite-life intangibles
Trade names	248.2	—	248.2	248.9	—	248.9
Total intangibles	$1,435.1	$(383.4)	$1,051.7	$1,453.5	$(358.9)	$1,094.6
Identifiable intangible asset amortization expense was $13.8 million and $18.5 million for the three months ended September 30, 2023 and 2022 and $41.5 million and $31.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2023 and the next five years is as follows:

	Q4
	2023	2024	2025	2026	2027	2028
Estimated amortization expense	$13.6	$53.9	$53.9	$52.7	$51.4	$48.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2023	Maturity Year	September 30, 2023	December 31, 2022
Revolving credit facility (Senior Credit Facility)	6.619%	2026	$—	$320.0
Term Loan Facility	6.809%	2023 - 2027	993.8	1,000.0
Term loans (Senior Credit Facility)	6.634%	2024	200.0	200.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(19.5)	(22.0)
Total debt			$1,993.6	$2,317.3
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
As of September 30, 2023, total availability under the Senior Credit Facility was $900.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In March 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair and PFSA entered into a Loan Agreement among PFSA, as borrower, Pentair, as guarantor, and the lenders and agents party thereto, providing for a $600.0 million senior unsecured term loan facility (the “Term Loan Facility”). In June 2022, the Term Loan Facility was amended to increase the facility by $400.0 million to an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million that began on the last day of the third quarter of 2023 and increase to $12.5 million beginning with the last day of the third quarter of 2024. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility and the Term Loan Facility provide for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at September 30, 2023. Borrowings under these credit facilities bear interest at variable rates.

We have $31.3 million of Term Loan Facility payments due in the next twelve months. We classified this debt as long-term as of September 30, 2023 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2023 matures on a calendar year basis as follows:

	Q4
In millions	2023	2024	2025	2026	2027	2028	Thereafter	Total
Contractual debt obligation maturities	$6.3	$237.5	$69.3	$50.0	$850.0	$—	$800.0	$2,013.1
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
At September 30, 2023 and December 31, 2022, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $22.8 million and $9.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Cross currency swaps
At September 30, 2023 and December 31, 2022, we had outstanding cross currency swap agreements with a combined notional amount of $739.6 million and $746.3 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $38.6 million and $40.3 million at September 30, 2023 and December 31, 2022, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
Hedging of variable interest rates
On March 31, 2023, we entered into floating-to-fixed interest rate swap agreements to hedge the interest rate movements related to a portion of our variable rate debt. The swaps have a combined notional amount of $300.0 million and an average fixed one-month U.S. Dollar secured overnight financing rate (“SOFR”) of 3.795%. They have an effective date of April 4, 2023 and settle monthly through April 2026.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
On April 3, 2023, we entered into five-year interest rate collar agreements with a combined notional value of $200.0 million to hedge the cash flows related to the interest rate movements on our variable rate debt. In these collar agreements, the Company and counterparty financial institutions agreed to a one-month U.S. Dollar SOFR floor of 1.875% and a cap of 5.000%. The collars have an effective date of April 4, 2023 and settle monthly through April 2028.
The interest rate swaps and collars were designated as cash flow hedges. Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. We had a gain of $9.4 million at September 30, 2023 recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2023		December 31, 2022
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,193.8	$1,193.8	$1,520.0	$1,520.0
Fixed rate debt	819.3	777.7	819.3	789.3
Total debt	$2,013.1	$1,971.5	$2,339.3	$2,309.3
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$9.4	$—	$—	$9.4
Foreign currency contract liabilities	—	(50.0)	—	—	(50.0)
Deferred compensation plan assets	11.0	—	—	12.5	23.5
Total recurring fair value measurements	$11.0	$(40.6)	$—	$12.5	$(17.1)

	December 31, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(52.2)	$—	$—	$(52.2)
Deferred compensation plan assets	10.5	—	—	11.2	21.7
Total recurring fair value measurements	$10.5	$(52.2)	$—	$11.2	$(30.5)
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
The effective income tax rate for the nine months ended September 30, 2023 was 14.5%, compared to 13.9% for the nine months ended September 30, 2022. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $37.2 million and $39.6 million at September 30, 2023 and December 31, 2022, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
13.Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service cost	$0.4	$0.6	$1.2	$1.8
Interest cost	1.0	0.6	3.0	1.8
Expected return on plan assets	(0.2)	(0.1)	(0.6)	(0.3)
Net periodic benefit expense	$1.2	$1.1	$3.6	$3.3
Components of net periodic benefit expense for our other post-retirement plans for the three and nine months ended September 30, 2023 and 2022 were not material.

14.Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three and nine months ended September 30, 2023, no ordinary shares were repurchased. As of September 30, 2023, we had $600.0 million available for share repurchases under this authorization.

Dividends payable
On September 18, 2023, the Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on November 3, 2023 to shareholders of record at the close of business on October 20, 2023. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $36.4 million at September 30, 2023, compared to $36.2 million at December 31, 2022.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
•Pool — The focus of this segment is to provide innovative, energy-efficient pool solutions to help end-users more sustainably enjoy water. This segment designs, manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our pool products include residential and commercial pool maintenance, pool repair, renovation, service and construction and aquaculture solutions.
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
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales
Industrial & Flow Technologies	$400.2	$389.5	$1,203.6	$1,125.0
Water Solutions	299.4	275.3	907.6	703.3
Pool	308.8	390.0	1,007.4	1,289.4
Other	0.4	0.3	1.3	1.2
Consolidated	$1,008.8	$1,055.1	$3,119.9	$3,118.9
Segment income (loss)
Industrial & Flow Technologies	$77.5	$65.7	$217.3	$177.0
Water Solutions	68.8	49.3	196.0	104.0
Pool	90.6	109.3	311.9	362.3
Other	(24.8)	(17.4)	(67.9)	(58.4)
Consolidated	$212.1	$206.9	$657.3	$584.9

The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Segment income	$212.1	$206.9	$657.3	$584.9
Deal-related costs and expenses	—	(13.4)	—	(21.4)
Inventory step-up	—	(5.8)	—	(5.8)
Asset impairment and write-offs	(1.8)	—	(6.2)	—
Restructuring and other	(1.6)	(12.5)	(5.1)	(15.7)
Transformation costs	(13.5)	(10.1)	(28.0)	(20.8)
Intangible amortization	(13.8)	(18.5)	(41.5)	(31.4)
Gain on sale of businesses	—	0.2	—	0.2
Russia business exit impact	—	0.8	—	(5.1)
Legal accrual adjustments and settlements	—	—	(2.2)	0.2
Interest expense, net	(27.5)	(19.3)	(91.7)	(34.2)
Other (expense) income	(1.0)	(0.6)	2.3	(1.7)
Income from continuing operations before income taxes	$152.9	$127.7	$484.9	$449.2

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
The changes in the carrying amount of service and product warranties from continuing operations for the nine months ended September 30, 2023 were as follows:

In millions	September 30, 2023
Beginning balance	$63.1
Service and product warranty provision	72.1
Payments	(67.6)
Foreign currency translation	(0.3)
Ending balance	$67.3
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
As of September 30, 2023 and December 31, 2022, the outstanding value of bonds, letters of credit and bank guarantees totaled $106.9 million and $99.7 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” or “future” or words, phrases, or terms of similar substance or the negative thereof are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to international hostilities; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and Transformation Program; the impact of raw material, logistics and labor costs and other inflation; volatility in currency exchange rates and interest rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; risks associated with operating foreign businesses; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and ESG goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s improving, moving or helping people enjoy water, we help manage the world’s most precious resource. We are comprised of three reporting segments: Industrial & Flow Technologies, Water Solutions and Pool. For the first nine months of 2023, the Industrial & Flow Technologies, Water Solutions and Pool segments represented approximately 39%, 29% and 32% of total revenues, respectively. We classify our operations into reporting segments based primarily on types of products offered and markets served:
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

•Pool — The focus of this segment is to provide innovative, energy-efficient pool solutions to help end-users more sustainably enjoy water. This segment designs, manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our pool products include residential and commercial pool maintenance, pool repair, renovation, service and construction and aquaculture solutions.
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
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first nine months of 2023 and are reasonably likely to impact our results in the future:
•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2022 and the first nine months of 2023, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, strategic sourcing, operations excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to continue to incur transformation costs throughout the remainder of 2023 and beyond.
•During 2022 and the first nine months of 2023, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2023 and to drive margin growth.
•During the first nine months of 2023, we continued to experience supply chain challenges and inflationary cost increases of certain raw materials due to availability constraints and high demand. While we have taken pricing actions and implemented transformation initiatives that we expect to improve productivity and offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue for the remainder of 2023, which may continue thereafter and could negatively impact our results of operations.
•During the second half of 2022 and the first nine months of 2023, we have seen inventory correcting within our residential distributor channels. We anticipate channel inventories to approach more normalized levels by the end of 2023.
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
•We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the U.S. We expect to continue investing in our businesses to drive these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our core sales growth will likely be limited or may decline.

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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2023 and 2022 were as follows:

	Three months ended
In millions	September 30, 2023	September 30, 2022	$ Change	% / Point Change
Net sales	$1,008.8	$1,055.1	$(46.3)	(4.4)%
Cost of goods sold	637.0	707.0	(70.0)	(9.9)%
Gross profit	371.8	348.1	23.7	6.8%
% of net sales	36.9%	33.0%		3.9	pts

Selling, general and administrative	166.2	177.3	(11.1)	(6.3)%
% of net sales	16.5%	16.8%		(0.3)	pts
Research and development	25.5	23.7	1.8	7.6%
% of net sales	2.5%	2.2%		0.3	pts

Operating income	180.1	147.1	33.0	22.4%
% of net sales	17.9%	13.9%		4.0	pts

Gain on sale of businesses	—	(0.2)	0.2	N.M.
Other (income) expense	(0.3)	0.3	(0.6)	N.M.
Net interest expense	27.5	19.3	8.2	42.5%

Income from continuing operations before income taxes	152.9	127.7	25.2	19.7%
Provision for income taxes	20.8	12.3	8.5	69.1%
Effective tax rate	13.6%	9.6%		4.0	pts
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Nine months ended
In millions	September 30, 2023	September 30, 2022	$ Change	% / Point Change
Net sales	$3,119.9	$3,118.9	$1.0	—%
Cost of goods sold	1,966.8	2,079.1	(112.3)	(5.4)%
Gross profit	1,153.1	1,039.8	113.3	10.9%
% of net sales	37.0%	33.3%		3.7	pts

Selling, general and administrative expenses	504.6	487.0	17.6	3.6%
% of net sales	16.2%	15.6%		0.6	pts
Research and development expenses	76.3	69.1	7.2	10.4%
% of net sales	2.4%	2.2%		0.2	pts

Operating income	572.2	483.7	88.5	18.3%
% of net sales	18.3%	15.5%		2.8	pts

Gain on sale of businesses	—	(0.2)	0.2	N.M.
Other (income) expense	(4.4)	0.5	(4.9)	N.M.
Net interest expense	91.7	34.2	57.5	N.M.

Income from continuing operations before income taxes	484.9	449.2	35.7	7.9%
Provision for income taxes	70.1	62.3	7.8	12.5%
Effective tax rate	14.5%	13.9%		0.6	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	over the prior year period	over the prior year period
Volume	(12.6)%	(13.0)%
Price	5.3	7.3
Core growth	(7.3)	(5.7)
Acquisition/Divestitures	2.3	5.9
Currency	0.6	(0.2)
Total	(4.4)%	—%
The 4.4 percent decrease in net sales in the third quarter of 2023 from 2022 was primarily driven by:
•decreased sales volume in our residential flow business within our Industrial & Flow Technologies segment compared to the prior year;

•decreased sales volume in our residential business within our Water Solutions segment driven by lower demand compared to the prior year and certain business exits announced in the second half of 2022; and
•sales volume decreases in our Pool segment primarily due to higher channel inventory and lower demand compared to the prior year.
This decrease was partially offset by:
•increases in selling prices to mitigate a rise in inflationary costs and lower rebates and incentives in our Pool segment;
•increased sales within our Water Solutions segment from the acquisition of Manitowoc Ice, which was completed in the third quarter of 2022;
•higher sales volume in our commercial business within our Water Solutions segment driven by higher demand and easing of supply chain pressures, which allowed increased production and delivery to market; and
•increased sales volume in our commercial flow and industrial solutions businesses within our Industrial & Flow Technologies segment compared to the prior year.
Net sales were flat in the first nine months of 2023 from 2022, primarily driven by:
•sales volume decreases in our Pool segment primarily due to higher channel inventory and lower demand compared to the prior year;
•decreased sales volume in our residential business within our Water Solutions segment driven by lower demand compared to the prior year and certain business exits announced in the second half of 2022;
•increased sales within our Water Solutions segment from the acquisition of Manitowoc Ice, which was completed in the third quarter of 2022;
•higher sales volume in our commercial business within our Water Solutions segment driven by higher demand and easing of supply chain pressures which allowed increased production and delivery to market; and
•increases in selling prices to mitigate a rise in inflationary costs and lower rebates and incentives in our Pool segment.
Gross profit
The 3.9 and 3.7 percentage point increases in gross profit as a percentage of net sales in the third quarter and first nine months, respectively, of 2023 from 2022 were primarily driven by:
•increases in selling prices to mitigate impacts of inflationary costs and lower rebates and incentives in our Pool segment;
•increased productivity within our Water Solutions segment as a result of certain transformation and restructuring initiatives; and
•increased productivity in our Industrial & Flow Technologies segment mainly driven by manufacturing leverage and transformation initiatives.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials; and
•inventory impairments and write-offs of $1.4 million in the third quarter of 2023 and $5.3 million in the first nine months of 2023.
Selling, general and administrative expenses (“SG&A”)
The 0.3 percentage point decrease in SG&A as a percentage of net sales in the third quarter of 2023 from 2022 was primarily driven by:
•identifiable intangible asset amortization expense of $13.8 million in the third quarter of 2023, compared to $18.5 million in the third quarter of 2022;

•restructuring and other costs of $1.6 million in the third quarter of 2023, compared to $12.5 million in the third quarter of 2022; and
•no deal-related costs and expenses in the third quarter of 2023, compared to $13.4 million in the third quarter of 2022.
The decrease was partially offset by:
•transformation costs of $13.5 million in the third quarter of 2023, compared to $10.1 million in the third quarter of 2022; and
•higher employee compensation costs compared to the same period of the prior year.
The 0.6 percentage point increase in SG&A as a percentage of net sales in the first nine months of 2023 from 2022 was primarily driven by:
•increased identifiable intangible asset amortization expense of $12.7 million in the first nine months of 2023 related to the addition of Manitowoc Ice’s definite-lived intangible assets in the third quarter of 2022;
•transformation costs of $28.0 million in the first nine months of 2023, compared to $20.8 million in the first nine months of 2022; and
•higher employee compensation costs compared to the same period of the prior year.
The increase was partially offset by:
•no deal-related costs and expenses in the first nine months of 2023, compared to $21.4 million in the first nine months of 2022; and
•restructuring and other costs of $5.1 million in the first nine months of 2023, compared to $15.7 million in the first nine months of 2022.
Net interest expense
The increases in net interest expense in the third quarter and first nine months, respectively, of 2023 from 2022 were primarily driven by:
•increased variable interest rates compared to the same periods of the prior year; and
•increased debt due to the acquisition of Manitowoc Ice in the third quarter of 2022.
These increases were partially offset by:
•the amortization of debt issuance costs of $1.3 million during the third quarter of 2022 and $9.0 million during the first nine months of 2022 related to financing commitments for a bridge loan facility established in connection with the acquisition of Manitowoc Ice that did not recur in the first nine months of 2023.
Provision for income taxes
The 4.0 and 0.6 percentage point increases in the effective tax rate in the third quarter and first nine months, respectively, of 2023 from 2022 were primarily driven by:
•the unfavorable mix of global earnings.
These increases were partially offset by:
•the impact of favorable discrete items that occurred during the third quarter and first nine months of 2023 that did not occur in 2022.

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
Industrial & Flow Technologies
The net sales and segment income for Industrial & Flow Technologies were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2023	September 30, 2022	% / Point Change		September 30, 2023	September 30, 2022	% / Point Change
Net sales	$400.2	$389.5	2.7%		$1,203.6	$1,125.0	7.0%
Segment income	77.5	65.7	18.0%		217.3	177.0	22.8%
% of net sales	19.4%	16.9%	2.5	pts	18.1%	15.7%	2.4	pts
Net sales
The components of the change in Industrial & Flow Technologies net sales from the prior period were as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	over the prior year period	over the prior year period
Volume	(3.8)%	(1.2)%
Price	4.9	8.3
Core growth	1.1	7.1
Currency	1.6	(0.1)
Total	2.7%	7.0%
The 2.7 and 7.0 percent increases in net sales for Industrial & Flow Technologies in the third quarter and first nine months, respectively, of 2023 from 2022 were primarily driven by:
•increases in selling prices to mitigate inflationary cost increases;
•increased sales volume in our commercial flow and industrial solutions businesses compared to the prior year; and
•favorable foreign currency effects compared to the third quarter of the prior year.
These increases were partially offset by:
•decreased sales volume in our residential flow business compared to the prior year.

Segment income
The components of the change in Industrial & Flow Technologies segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	over the prior year period		over the prior year period
Growth/Price	4.2	pts	6.5	pts
Currency	(0.2)		(0.1)
Inflation	(6.1)		(6.1)
Productivity	4.6		2.1
Total	2.5	pts	2.4	pts
The 2.5 and 2.4 percentage point increases in segment income for Industrial & Flow Technologies as a percentage of net sales in the third quarter and first nine months, respectively, of 2023 from 2022 were primarily driven by:
•increases in selling prices to mitigate impacts of inflation; and
•increased productivity mainly driven by manufacturing leverage and transformation initiatives.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials; and
•unfavorable foreign currency effects compared to the prior year.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2023	September 30, 2022	% / Point Change		September 30, 2023	September 30, 2022	% / Point Change
Net sales	$299.4	$275.3	8.8%		$907.6	$703.3	29.0%
Segment income	68.8	49.3	39.6%		196.0	104.0	88.5%
% of net sales	23.0%	17.9%	5.1	pts	21.6%	14.8%	6.8	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	over the prior year period	over the prior year period
Volume	(3.1)%	(0.2)%
Price	2.9	3.5
Core growth	(0.2)	3.3
Acquisition/Divestitures	8.7	26.2
Currency	0.3	(0.5)
Total	8.8%	29.0%
The 8.8 and 29.0 percent increases in net sales for Water Solutions in the third quarter and first nine months, respectively, of 2023 from 2022 were primarily driven by:
•increased sales as a result of the acquisition of Manitowoc Ice, which was completed in the third quarter of 2022;
•higher sales volume in our commercial business driven by higher demand and easing of supply chain pressures, which allowed increased production and delivery to market; and

•increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•decreased sales volume in our residential business driven by lower demand compared to the prior year and certain business exits announced in the second half of 2022; and
•unfavorable foreign currency effects compared to the first nine months of the prior year.
Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	over the prior year period		over the prior year period
Growth/Price/Acquisition/Divestitures	7.2	pts	9.6	pts
Currency	(0.7)		(0.5)
Inflation	(5.1)		(5.4)
Productivity	3.7		3.1
Total	5.1	pts	6.8	pts
The 5.1 and 6.8 percentage point increases in segment income for Water Solutions as a percentage of net sales in the third quarter and first nine months, respectively, of 2023 from 2022 were primarily driven by:
•increased sales as a result of the Manitowoc Ice acquisition;
•increases in selling prices to mitigate impacts of inflation; and
•increased productivity in the residential business as a result of certain transformation and restructuring initiatives.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials; and
•unfavorable foreign currency effects compared to the prior year.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2023	September 30, 2022	% / Point Change		September 30, 2023	September 30, 2022	% / Point Change
Net sales	$308.8	$390.0	(20.8)%		$1,007.4	$1,289.4	(21.9)%
Segment income	90.6	109.3	(17.1)%		311.9	362.3	(13.9)%
% of net sales	29.3%	28.0%	1.3	pts	31.0%	28.1%	2.9	pts

Net sales
The components of the change in Pool net sales from the prior period were as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	over the prior year period	over the prior year period
Volume	(28.1)%	(30.4)%
Price	7.3	8.6
Core growth	(20.8)	(21.8)
Currency	—	(0.1)
Total	(20.8)%	(21.9)%
The 20.8 and 21.9 percent decreases in net sales for Pool in the third quarter and first nine months, respectively, of 2023 from 2022 were primarily driven by:
•sales volume decreases primarily due to higher channel inventory and lower demand compared to the prior year.
These decreases were partially offset by:
•increases in selling prices to mitigate inflationary cost increases and lower rebates and incentives.
Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	over the prior year period		over the prior year period
Growth/Price	3.1	pts	6.1	pts
Inflation	(3.5)		(3.0)
Productivity	1.7		(0.2)
Total	1.3	pts	2.9	pts
The 1.3 and 2.9 percentage point increases in segment income for Pool as a percentage of net sales in the third quarter and first nine months, respectively, of 2023 from 2022 were primarily driven by:
•increases in selling prices to mitigate impacts of inflation and lower rebates and incentives;
•positive impact to margin associated with benefits realized from our transformation initiatives; and
•cost management initiatives associated with decreased sales volume.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.

BACKLOG OF ORDERS BY SEGMENT

In millions	September 30, 2023	December 31, 2022	$ Change	% Change
Industrial & Flow Technologies	$404.6	$512.1	$(107.5)	(21.0)%
Water Solutions	137.0	193.5	(56.5)	(29.2)%
Pool	126.4	289.6	(163.2)	(56.4)%
Total	$668.0	$995.2	$(327.2)	(32.9)%
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
The decrease in our overall backlog from December 31, 2022 was primarily driven by our backlog trending down to more historical levels as a result of increased manufacturing capacity and improved lead times.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2023 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter of 2023 as the seasonality of our businesses peaked and generated significant cash to fund our operations.
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
Summary of cash flows

	Nine months ended
In millions	September 30, 2023	September 30, 2022
Net cash provided by (used for):
Operating activities of continuing operations	$502.3	$271.5
Investing activities	(45.9)	(1,643.9)
Financing activities	(426.2)	1,385.5

Operating activities
The $502.3 million in net cash provided by operating activities of continuing operations in the first nine months of 2023 primarily reflects $506.8 million of net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization and asset impairment.
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
Investing activities
Net cash used for investing activities in the first nine months of 2023 primarily reflects capital expenditures of $54.8 million, partially offset by proceeds from the sale of property and equipment of $5.4 million.
Net cash used for investing activities in the first nine months of 2022 primarily reflects the net cash paid of $1,591.5 million for the Manitowoc Ice acquisition and capital expenditures of $63.2 million, partially offset by cash received upon the settlement of net investment hedges of $8.8 million.
Financing activities
Net cash used for financing activities in the first nine months of 2023 primarily relates to net repayments of revolving long-term debt of $320.0 million and dividend payments of $108.9 million.

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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2023	September 30, 2022
Net cash provided by operating activities of continuing operations	$502.3	$271.5
Capital expenditures of continuing operations	(54.8)	(63.2)
Proceeds from sale of property and equipment of continuing operations	5.4	3.0
Free cash flow from continuing operations	452.9	211.3
Net cash used for operating activities of discontinued operations	(1.6)	(1.0)
Free cash flow	$451.3	$210.3

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
As of September 30, 2023, total availability under the Senior Credit Facility was $900.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In March 2022, in contemplation of the acquisition of Manitowoc Ice, Pentair and PFSA entered into a Loan Agreement among PFSA, as borrower, Pentair, as guarantor, and the lenders and agents party thereto, providing for a $600.0 million senior unsecured term loan facility (the “Term Loan Facility”). In June 2022, the Term Loan Facility was amended to increase the facility by $400.0 million to an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million that began on the last day of the third quarter of 2023 and increase to $12.5 million beginning with the last day of the third quarter of 2024. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at September 30, 2023. Borrowings under these credit facilities bear interest at variable rates.

We have $31.3 million of Term Loan Facility payments due in the next twelve months. We classified this debt as long-term as of September 30, 2023 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
As of September 30, 2023, we had $93.1 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three and nine months ended September 30, 2023, no ordinary shares were repurchased. As of September 30, 2023, we had $600.0 million available for share repurchases under this authorization.
Dividends payable
On September 18, 2023, the Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on November 3, 2023 to shareholders of record at the close of business on October 20, 2023. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $36.4 million at September 30, 2023, compared to $36.2 million at December 31, 2022.
We paid dividends in the first nine months of 2023 of $108.9 million, or $0.66 per ordinary share compared with $104.1 million, or $0.63 per ordinary share, in the prior year period.

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

The following table presents summarized financial information as of September 30, 2023 and December 31, 2022 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	September 30, 2023	December 31, 2022
Current assets (1)	$0.5	$2.4
Noncurrent assets (2)	2,682.9	2,677.4
Current liabilities (3)	1,519.2	1,068.6
Noncurrent liabilities (4)	2,310.8	2,640.3
(1) No assets due from non-guarantor subsidiaries were included as of September 30, 2023 and December 31, 2022, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,660.7 million and $2,664.7 million as of September 30, 2023 and December 31, 2022, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $1,455.9 million and $989.8 million as of September 30, 2023 and December 31, 2022, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $255.8 million and $259.8 million as of September 30, 2023 and December 31, 2022, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2023. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
As part of our ongoing integration activities after the Manitowoc Ice acquisition we are continuing to incorporate our controls and procedures into the Manitowoc Ice business and to augment our company-wide controls. There was no other change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 29	2,332	$68.86	—	$600,002,203
July 30 - August 26	1,848	68.86	—	600,002,203
August 27 - September 30	557	70.41	—	600,002,203
Total	4,737		—
(a)The purchases in this column include 2,332 shares for the period July 1 - July 29, 1,848 shares for the period July 30 - August 26 and 557 shares for the period August 27 - September 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. As of September 30, 2023, we had $600.0 million available for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

ITEM 5.    OTHER INFORMATION
(c)During the third quarter of 2023, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below.

Name and Title	Action Taken	Date	Type of Trading Arrangement (1)	Duration of Trading Arrangement (2)	Aggregate Number of Shares to be Sold
T. Michael Glenn, Director	Adoption	08/17/2023	Rule 10b5-1 trading arrangement	12/06/2024	Up to 6,268 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement
David A. Jones, Director	Adoption	08/17/2023	Rule 10b5-1 trading arrangement	12/15/2023	Up to 2,260 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement
Phil M. Rolchigo, Executive Vice President and Chief Technology Officer	Adoption	08/10/2023	Rule 10b5-1 trading arrangement	02/07/2024	Up to 2,427 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement
(1)    Each trading arrangement marked as a Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)    Each trading arrangement permits transactions through and including the earlier to occur of the completion of all sales under the trading arrangement or the date listed in the table.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2023

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 2023.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer