Form 10-Q
period 2024-03-31
PENTAIR plc
filed 2024-04-23
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2024, 166,024,623 shares of registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2024	March 31, 2023
Net sales	$1,017.2	$1,028.6
Cost of goods sold	627.1	646.8
Gross profit	390.1	381.8
Selling, general and administrative expenses	185.2	173.3
Research and development expenses	24.1	24.9
Operating income	180.8	183.6
Other expense
Net interest expense	27.3	32.4
Other expense	0.1	0.7
Income from continuing operations before income taxes	153.4	150.5
Provision for income taxes	19.9	22.0
Net income from continuing operations	133.5	128.5
(Loss) income from discontinued operations, net of tax	(0.2)	1.2
Net income	$133.3	$129.7
Comprehensive income, net of tax
Net income	$133.3	$129.7
Changes in cumulative translation adjustment	(21.7)	12.1
Changes in market value of derivative financial instruments, net of tax	22.7	(7.2)
Comprehensive income	$134.3	$134.6
Earnings per ordinary share
Basic
Continuing operations	$0.80	$0.78
Discontinued operations	—	0.01
Basic earnings per ordinary share	$0.80	$0.79
Diluted
Continuing operations	$0.80	$0.78
Discontinued operations	—	0.01
Diluted earnings per ordinary share	$0.80	$0.79
Weighted average ordinary shares outstanding
Basic	165.7	164.8
Diluted	167.2	165.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$109.1	$170.3
Accounts receivable, net of allowances of $12.0 and $11.2, respectively	807.4	561.7
Inventories	675.1	677.7
Other current assets	157.0	159.3
Total current assets	1,748.6	1,569.0
Property, plant and equipment, net	363.1	362.0
Other assets
Goodwill	3,255.8	3,274.6
Intangibles, net	1,026.2	1,042.4
Other non-current assets	345.0	315.3
Total other assets	4,627.0	4,632.3
Total assets	$6,738.7	$6,563.3
Liabilities and Equity
Current liabilities
Accounts payable	$308.8	$278.9
Employee compensation and benefits	96.0	125.4
Other current liabilities	514.5	545.3
Total current liabilities	919.3	949.6
Other liabilities
Long-term debt	2,084.3	1,988.3
Pension and other post-retirement compensation and benefits	73.1	73.6
Deferred tax liabilities	39.0	40.0
Other non-current liabilities	295.8	294.7
Total liabilities	3,411.5	3,346.2
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 166.0 and 165.3 issued at March 31, 2024 and December 31, 2023, respectively	1.7	1.7
Additional paid-in capital	1,607.6	1,593.6
Retained earnings	1,961.3	1,866.2
Accumulated other comprehensive loss	(243.4)	(244.4)
Total equity	3,327.2	3,217.1
Total liabilities and equity	$6,738.7	$6,563.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2024	March 31, 2023
Operating activities
Net income	$133.3	$129.7
Loss (income) from discontinued operations, net of tax	0.2	(1.2)
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(0.9)	(0.2)
Depreciation	14.9	14.7
Amortization	13.5	13.8
Deferred income taxes	4.8	(14.0)
Share-based compensation	7.9	7.2
Asset impairment and write-offs	0.8	4.1
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(249.5)	(184.8)
Inventories	(3.2)	6.0
Other current assets	(11.8)	(17.4)
Accounts payable	33.0	(24.9)
Employee compensation and benefits	(28.3)	(12.8)
Other current liabilities	(28.1)	(28.7)
Other non-current assets and liabilities	6.0	1.9
Net cash used for operating activities of continuing operations	(107.4)	(106.6)
Net cash used for operating activities of discontinued operations	(0.2)	—
Net cash used for operating activities	(107.6)	(106.6)
Investing activities
Capital expenditures	(19.3)	(16.6)
Proceeds from sale of property and equipment	—	0.2
Acquisitions, net of cash acquired	—	0.2
Net cash used for investing activities	(19.3)	(16.2)
Financing activities
Net borrowings of revolving long-term debt	101.4	173.6
Repayments of long-term debt	(6.3)	—
Shares issued to employees, net of shares withheld	6.1	(4.1)
Dividends paid	(38.0)	(36.2)
Net cash provided by financing activities	63.2	133.3
Effect of exchange rate changes on cash and cash equivalents	2.5	(0.2)
Change in cash and cash equivalents	(61.2)	10.3
Cash and cash equivalents, beginning of period	170.3	108.9
Cash and cash equivalents, end of period	$109.1	$119.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2023	165.3	$1.7	$1,593.6	$1,866.2	$(244.4)	$3,217.1
Net income	—	—	—	133.3	—	133.3
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Dividends declared, $0.23 per share	—	—	—	(38.2)	—	(38.2)
Exercise of options, net of shares tendered for payment	0.4	—	15.2	—	—	15.2
Issuance of restricted shares, net of cancellations	0.4	—	(4.0)	—	—	(4.0)
Shares surrendered by employees to pay taxes	(0.1)	—	(5.1)	—	—	(5.1)
Share-based compensation	—	—	7.9	—	—	7.9
Balance - March 31, 2024	166.0	$1.7	$1,607.6	$1,961.3	$(243.4)	$3,327.2

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2022	164.5	$1.7	$1,554.9	$1,390.5	$(239.0)	$2,708.1
Net income	—	—	—	129.7	—	129.7
Other comprehensive income, net of tax	—	—	—	—	4.9	4.9
Dividends declared, $0.22 per share	—	—	—	(36.3)	—	(36.3)
Exercise of options, net of shares tendered for payment	0.1	—	2.5	—	—	2.5
Issuance of restricted shares, net of cancellations	0.5	—	(2.3)	—	—	(2.3)
Shares surrendered by employees to pay taxes	(0.1)	—	(4.3)	—	—	(4.3)
Share-based compensation	—	—	7.2	—	—	7.2
Balance - March 31, 2023	165.0	$1.7	$1,558.0	$1,483.9	$(234.1)	$2,809.5
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
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.
Recent U.S. Securities and Exchange Commission (“SEC”) final rules
In March 2024, the SEC issued the final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. These rules, if adopted, will require registrants to disclose certain climate-related information, including Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics, in registration statements and annual reports, when material. Disclosure requirements, absent the results of pending legal challenges, will begin phasing in with our annual reporting for the year ending December 31, 2025. We are currently evaluating the impact the rules will have on our disclosures.

2.Revenue
We disaggregate our revenue from contracts with customers by segment, geographic location and vertical market, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 14 for revenue disaggregated by segment.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
U.S.	$705.2	$715.8
Western Europe	131.6	127.8
Developing (1)	122.7	121.1
Other Developed (2)	57.7	63.9
Consolidated net sales	$1,017.2	$1,028.6
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
Vertical market net sales information was as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Residential	$543.2	$566.4
Commercial	273.6	273.3
Industrial	200.4	188.9
Consolidated net sales	$1,017.2	$1,028.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Performance obligations
As of March 31, 2024, we had $103.8 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	March 31, 2024	December 31, 2023	$ Change	% Change
Contract assets	$69.9	$70.8	$(0.9)	(1.3)%
Contract liabilities	46.8	53.7	(6.9)	(12.8)%
Net contract assets	$23.1	$17.1	$6.0	35.1%
The $6.0 million increase in net contract assets from December 31, 2023 to March 31, 2024 was primarily the result of timing of milestone payments. Approximately 60% of our contract liabilities at December 31, 2023 were recognized in revenue in the first quarter of 2024.

3.     Share Plans
Total share-based compensation expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Restricted stock units	$3.8	$3.7
Stock options	1.4	1.1
Performance share units	2.7	2.4
Total share-based compensation expense	$7.9	$7.2
In the first quarter of 2024, we issued our annual share-based compensation grants under the Pentair plc 2020 Share and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.5 million, of which 0.2 million were restricted stock units (“RSUs”), 0.2 million were stock options and 0.1 million were performance share units (“PSUs”). The weighted-average grant date fair value of the RSUs, stock options and PSUs issued was $75.70, $25.10 and $71.83, respectively.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2024 Annual Grant
Risk-free interest rate	4.44%
Expected dividend yield	1.43%
Expected share price volatility	30.90%
Expected term (years)	6.5
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
During the three months ended March 31, 2024, we initiated and continued execution of our Transformation Program as well as certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring and Transformation Program initiatives included a reduction in hourly and salaried headcount of approximately 100 employees during the three months ended March 31, 2024.

Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Restructuring Initiatives
Severance and related costs	$4.0	$2.5
Other restructuring costs and related adjustments (1)	1.0	0.6
Total restructuring costs	5.0	3.1
Transformation Program
Severance and related costs	0.4	1.9
Other transformation costs (2)	16.6	6.6
Total transformation costs	17.0	8.5
Total restructuring and transformation costs	$22.0	$11.6
(1) Other restructuring costs and related adjustments primarily consist of certain accruals, various contract termination costs, asset impairments and inventory write-offs associated with business and product line exits.

(2) Other transformation costs primarily consist of professional services and project management related costs.

Restructuring and transformation costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Flow	$2.6	$0.4
Water Solutions	0.6	1.5
Pool	3.7	3.3
Other	15.1	6.4
Consolidated	$22.0	$11.6

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2024:

In millions	March 31, 2024
Beginning balance	$13.4
Costs incurred	4.4
Cash payments and other	(3.1)
Ending balance	$14.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
5.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2024	March 31, 2023
Net income	$133.3	$129.7
Net income from continuing operations	$133.5	$128.5
Weighted average ordinary shares outstanding
Basic	165.7	164.8
Dilutive impact of stock options, restricted stock units and performance share units	1.5	1.0
Diluted	167.2	165.8
Earnings per ordinary share
Basic
Continuing operations	$0.80	$0.78
Discontinued operations	—	0.01
Basic earnings per ordinary share	$0.80	$0.79
Diluted
Continuing operations	$0.80	$0.78
Discontinued operations	—	0.01
Diluted earnings per ordinary share	$0.80	$0.79
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.2	0.7
6.    Accounts Receivable
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
Activity related to our allowance for credit losses is summarized as follows for the three months ended March 31, 2024:

In millions	March 31, 2024
Beginning balance	$11.2
Bad debt expense	0.3
Other (1)	0.5
Ending balance	$12.0
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7.    Supplemental Balance Sheet Information

In millions	March 31, 2024	December 31, 2023
Inventories
Raw materials and supplies	$365.6	$369.1
Work-in-process	96.0	97.1
Finished goods	213.5	211.5
Total inventories	$675.1	$677.7
Other current assets
Cost in excess of billings	$69.9	$70.8
Prepaid expenses	64.1	55.2
Other current assets	23.0	33.3
Total other current assets	$157.0	$159.3
Property, plant and equipment, net
Land and land improvements	$31.9	$32.3
Buildings and leasehold improvements	229.7	225.5
Machinery and equipment	674.9	669.9
Capitalized software	86.1	70.5
Construction in progress	41.6	55.8
Total property, plant and equipment	1,064.2	1,054.0
Accumulated depreciation and amortization	701.1	692.0
Total property, plant and equipment, net	$363.1	$362.0
Other non-current assets
Right-of-use lease assets	$117.4	$102.0
Deferred income taxes	120.7	113.2
Deferred compensation plan assets	27.4	26.1
Other non-current assets	79.5	74.0
Total other non-current assets	$345.0	$315.3
Other current liabilities
Dividends payable	$38.2	$38.0
Accrued warranty	71.7	65.0
Accrued rebates and incentives	159.8	181.8
Accrued freight	21.3	20.4
Billings in excess of cost	39.0	46.9
Current lease liability	25.9	26.2
Income taxes payable	17.3	20.7
Accrued restructuring	14.7	13.4
Interest payable	18.7	29.7
Other current liabilities	107.9	103.2
Total other current liabilities	$514.5	$545.3
Other non-current liabilities
Long-term lease liability	$96.2	$79.1
Income taxes payable	36.0	35.6
Self-insurance liabilities	52.2	51.9
Deferred compensation plan liabilities	27.4	26.1
Foreign currency contract liabilities	52.3	70.0
Other non-current liabilities	31.7	32.0
Total other non-current liabilities	$295.8	$294.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2023	Foreign Currency Translation	March 31, 2024
Flow	$767.1	$(15.2)	$751.9
Water Solutions	1,400.6	(3.6)	1,397.0
Pool	1,106.9	—	1,106.9
Total goodwill	$3,274.6	$(18.8)	$3,255.8
Identifiable intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,101.2	$(369.5)	$731.7	$1,106.2	$(361.8)	$744.4
Proprietary technology and patents	89.3	(44.4)	44.9	89.7	(43.2)	46.5
Total finite-life intangibles	1,190.5	(413.9)	776.6	1,195.9	(405.0)	790.9
Indefinite-life intangibles
Trade names	249.6	—	249.6	251.5	—	251.5
Total intangibles	$1,440.1	$(413.9)	$1,026.2	$1,447.4	$(405.0)	$1,042.4
Identifiable intangible asset amortization expense was $13.5 million and $13.8 million for the three months ended March 31, 2024 and 2023, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2024 and the next five years is as follows:

	Q2-Q4
	2024	2025	2026	2027	2028	2029
Estimated amortization expense	$40.5	$54.0	$52.7	$51.5	$48.9	$48.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2024	Maturity Year	March 31, 2024	December 31, 2023
Revolving credit facility (Senior Credit Facility)	6.542%	2026	$101.4	$—
Term Loan Facility	6.785%	2023 - 2027	981.3	987.5
Term loans (Senior Credit Facility)	6.550%	2024	200.0	200.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(17.7)	(18.5)
Total debt			$2,084.3	$1,988.3
(1) Senior notes are guaranteed as to payment by Pentair plc.
Pentair, Pentair Finance S.à r.l (“PFSA”) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, providing for a $900.0 million senior unsecured revolving credit facility and a $200.0 million senior unsecured term loan facility. The revolving credit facility has a maturity date of December 16, 2026 and the term loan facility has a maturity date of December 16, 2024. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of March 31, 2024, total availability under the Senior Credit Facility was $798.6 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increase to $12.5 million beginning with the last day of the third quarter of 2024. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at March 31, 2024. Borrowings under these credit facilities bear interest at variable rates.
We have $43.8 million of Term Loan Facility payments and $200.0 million of payments under the senior unsecured term loan facility, associated with the Senior Credit Facility, due in the next twelve months. We classified this debt as long-term as of

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
March 31, 2024 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2024 matures on a calendar year basis as follows:

	Q2 - Q4
In millions	2024	2025	2026	2027	2028	2029	Thereafter	Total
Contractual debt obligation maturities	$231.3	$69.3	$151.4	$850.0	$—	$400.0	$400.0	$2,102.0
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
At March 31, 2024 and December 31, 2023, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $21.3 million and $23.9 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At March 31, 2024 and December 31, 2023, we had outstanding cross currency swap agreements with a combined notional amount of $917.1 million and $940.2 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $33.4 million and $51.6 million at March 31, 2024 and December 31, 2023, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable rate debt. As of March 31, 2024, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges.
Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. We had unrealized gains of $4.8 million and $0.3 million at March 31, 2024 and December 31, 2023, respectively, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2024		December 31, 2023
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,282.7	$1,282.7	$1,187.5	$1,187.5
Fixed rate debt	819.3	808.0	819.3	824.5
Total debt	$2,102.0	$2,090.7	$2,006.8	$2,012.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$4.8	$—	$—	$4.8
Foreign currency contract assets	—	4.9	—	—	4.9
Foreign currency contract liabilities	—	(52.3)	—	—	(52.3)
Deferred compensation plan assets	12.9	—	—	14.5	27.4
Total recurring fair value measurements	$12.9	$(42.6)	$—	$14.5	$(15.2)

	December 31, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$0.3	$—	$—	$0.3
Foreign currency contract assets	—	0.2	—	—	0.2
Foreign currency contract liabilities	—	(70.0)	—	—	(70.0)
Deferred compensation plan assets	12.1	—	—	14.0	26.1
Total recurring fair value measurements	$12.1	$(69.5)	$—	$14.0	$(43.4)
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
The effective income tax rate for the three months ended March 31, 2024 was 13.0%, compared to 14.6% for the three months ended March 31, 2023. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $38.3 million and $38.6 million at March 31, 2024 and December 31, 2023, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax are in the process of being adopted by a number of jurisdictions in which we operate. In particular, the U.K. completed passage of legislation to comply with the Pillar Two framework which became effective on January 1, 2024. For the three months ended March 31, 2024, the impact of Pillar Two on our condensed consolidated financial statements was not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
12.    Benefit Plans
Components of net periodic benefit expense for our pension plans for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Service cost	$0.4	$0.4
Interest cost	1.0	1.0
Expected return on plan assets	(0.1)	(0.2)
Net periodic benefit expense	$1.3	$1.2
Components of net periodic benefit expense for our other post-retirement plans for the three months ended March 31, 2024 and 2023 were not material.

13.    Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three months ended March 31, 2024, no ordinary shares were repurchased. As of March 31, 2024, we had $600.0 million available for share repurchases under this authorization.

Dividends payable
On February 19, 2024, the Board of Directors declared a quarterly cash dividend of $0.23 per share, payable on May 3, 2024 to shareholders of record at the close of business on April 19, 2024. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $38.2 million at March 31, 2024, compared to $38.0 million at December 31, 2023.
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
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Net sales
Flow	$384.3	$391.8
Water Solutions	273.1	272.0
Pool	359.5	364.3
Other	0.3	0.5
Consolidated	$1,017.2	$1,028.6
Segment income (loss)
Flow	$77.3	$65.0
Water Solutions	55.6	52.4
Pool	110.8	116.2
Other	(26.4)	(22.6)
Consolidated	$217.3	$211.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Segment income	$217.3	$211.0
Asset impairment and write-offs	(0.8)	(3.9)
Restructuring and other	(4.6)	(2.9)
Transformation costs	(17.0)	(8.5)
Intangible amortization	(13.5)	(13.8)
Legal accrual adjustments and settlements	0.3	1.9
Interest expense, net	(27.3)	(32.4)
Other expense	(1.0)	(0.9)
Income from continuing operations before income taxes	$153.4	$150.5
15.    Commitments and Contingencies
Warranties
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.
The changes in the carrying amount of service and product warranties from continuing operations for the three months ended March 31, 2024 were as follows:

In millions	March 31, 2024
Beginning balance	$65.0
Service and product warranty provision	24.0
Payments	(17.1)
Foreign currency translation	(0.2)
Ending balance	$71.7
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
As of March 31, 2024 and December 31, 2023, the outstanding value of bonds, letters of credit and bank guarantees totaled $111.1 million and $124.3 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” or “future” or words, phrases, or terms of similar substance or the negative thereof are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to international hostilities; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and Transformation Program; the impact of raw material, logistics and labor costs and other inflation; volatility in currency exchange rates and interest rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; risks associated with operating foreign businesses; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and environmental, social and governance (“ESG”) goals and targets. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s moving, improving or helping people enjoy water, we help manage life’s most essential resource. We are composed of three reporting segments: Flow, Water Solutions and Pool. For the first three months of 2024, the Flow, Water Solutions and Pool segments represented approximately 38%, 27% and 35% of total revenues, respectively. We classify our operations into reporting segments based primarily on types of products offered and markets served:
•Flow — The focus of this segment is to deliver water where it is needed, when it is needed, more efficiently and to transform waste into value. This segment designs, manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, including fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray.
•Water Solutions — The focus of this segment is to provide great-tasting, higher-quality water and ice while helping people use water more productively. This segment designs, manufactures and sells commercial and residential water treatment products and systems including pressure tanks, control valves, activated carbon products, commercial ice machines, conventional filtration products, and point-of-entry and point-of-use water treatment systems. These water treatment products and systems are used in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations. In addition, our water solutions business also provides installation and preventative services for water management solutions for commercial operators.

•Pool — The focus of this segment is to provide innovative, energy-efficient pool solutions to help people more sustainably enjoy water. This segment designs, manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our pool products include residential and commercial pool maintenance, pool repair, renovation, service, construction and aquaculture solutions.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first three months of 2024 and are reasonably likely to impact our results in the future:
•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2023 and the first three months of 2024, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, strategic sourcing, operations excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to continue to incur transformation costs throughout the remainder of 2024 and beyond.
•During 2023 and the first three months of 2024, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2024 and to drive margin growth.
•During 2023 and the first three months of 2024, we experienced inflationary cost increases for certain raw materials. The current volatile market for commodities has the potential to continue to drive price increases in our supply chain. While we have taken pricing actions and implemented transformation initiatives that we expect to improve productivity and offset cost increases, we anticipate supply chain pressures and inflationary cost increases to continue for the remainder of 2024.
•The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax are in the process of being adopted by a number of jurisdictions in which we operate. Pillar Two has negatively impacted our effective tax rate in 2024. That impact could change in the future as we continue to evaluate the enacted legislative changes and as new guidance becomes available.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023	$ Change	% / Point Change
Net sales	$1,017.2	$1,028.6	$(11.4)	(1.1)%
Cost of goods sold	627.1	646.8	(19.7)	(3.0)%
Gross profit	390.1	381.8	8.3	2.2%
% of net sales	38.4%	37.1%		1.3	pts

Selling, general and administrative expenses	185.2	173.3	11.9	6.9%
% of net sales	18.2%	16.8%		1.4	pts
Research and development expenses	24.1	24.9	(0.8)	(3.2)%
% of net sales	2.4%	2.4%		—	pts

Operating income	180.8	183.6	(2.8)	(1.5)%
% of net sales	17.8%	17.8%		—	pts

Other expense	0.1	0.7	(0.6)	N.M.
Net interest expense	27.3	32.4	(5.1)	(15.7)%

Income from continuing operations before income taxes	153.4	150.5	2.9	1.9%
Provision for income taxes	19.9	22.0	(2.1)	(9.5)%
Effective tax rate	13.0%	14.6%		(1.6)	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2024
over the prior year period
Volume	(3.9)%
Price	2.8
Total	(1.1)%
The 1.1 percent decrease in net sales in the first quarter of 2024 from 2023 was primarily driven by:
•decreased sales volume in our residential flow business within our Flow segment and our residential business within our Water Solutions segment compared to the same period of the prior year;
•decreased sales volume in our commercial business within our Water Solutions segment driven by the completion of a large project in 2023 that did not recur in the first three months of 2024; and
•decreased sales volume in our Pool segment primarily due to lower demand compared to the prior year.

This decrease was partially offset by:
•increased selling prices to mitigate inflationary cost increases; and
•increased sales volume in our commercial flow business within our Flow segment compared to the same period of the prior year.
Gross profit
The 1.3 percentage point increase in gross profit as a percentage of net sales in the first quarter of 2024 from 2023 was primarily driven by:
•increases in selling prices to mitigate impacts of inflationary costs;
•increased productivity in our Flow and Water Solutions segments mainly driven by manufacturing leverage and transformation initiatives; and
•asset impairment and write-offs of $0.8 million recorded in the first quarter of 2024, compared to $3.9 million in the first quarter of 2023.
This increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
Selling, general and administrative expenses (“SG&A”)
The 1.4 percentage point increase in SG&A as a percentage of net sales in the first quarter of 2024 from 2023 was primarily driven by:
•transformation costs of $17.0 million in the first quarter of 2024, compared to $8.5 million in the first quarter of 2023; and
•restructuring and other costs of $4.6 million in the first quarter of 2024, compared to $2.9 million in the first quarter of 2023.
Net interest expense
The 15.7 percent decrease in net interest expense in the first quarter of 2024 from 2023 was primarily driven by:
•lower variable debt compared to the same period of the prior year.
This decrease was partially offset by:
•increased variable interest rates compared to the same period of the prior year.
Provision for income taxes
The 1.6 percentage point decrease in the effective tax rate in the first quarter of 2024 from 2023 was primarily driven by:
•the favorable impact of discrete items that occurred during the first quarter of 2024 that did not occur in the same period of the prior year.
This decrease was partially offset by:
•the unfavorable mix of global earnings.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of our three reportable segments (Flow, Water Solutions and Pool). Each of these segments comprises various product offerings that serve multiple end users.
We evaluate performance based on net sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items.
Flow
The net sales and segment income for Flow were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023	% / Point Change
Net sales	$384.3	$391.8	(1.9)%
Segment income	77.3	65.0	18.9%
% of net sales	20.1%	16.6%	3.5	pts
Net sales
The components of the change in Flow net sales from the prior period were as follows:

Three months ended March 31, 2024
over the prior year period
Volume	(4.3)%
Price	2.2
Core growth	(2.1)
Currency	0.2
Total	(1.9)%
The 1.9 percent decrease in net sales for Flow in the first quarter of 2024 from 2023 was primarily driven by:
•decreased sales volume in our residential flow business compared to the same period of the prior year.
This decrease was partially offset by:
•increased sales volume in our commercial flow business compared to the same period of the prior year; and
•increased selling prices to mitigate inflationary cost increases.

Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2024
	over the prior year period
Growth/Price	3.2	pts
Inflation	(2.3)
Productivity	2.6
Total	3.5	pts
The 3.5 percentage point increase in segment income for Flow as a percentage of net sales in the first quarter of 2024 from 2023 was primarily driven by:
•increased selling prices to mitigate impacts of inflation and favorable mix; and
•increased productivity mainly driven by manufacturing leverage and transformation initiatives.
This increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023	% / Point Change
Net sales	$273.1	$272.0	0.4%
Segment income	55.6	52.4	6.1%
% of net sales	20.4%	19.3%	1.1	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

Three months ended March 31, 2024
over the prior year period
Volume	(0.8)%
Price	1.6
Core growth	0.8
Currency	(0.4)
Total	0.4%
The 0.4 percent increase in net sales for Water Solutions in the first quarter of 2024 from 2023 was primarily driven by:
•increased selling prices in our commercial business to mitigate inflationary cost increases.
This increase was partially offset by:
•decreased sales volume in our commercial business driven by the completion of a large project in 2023 that did not recur in the first three months of 2024;
•decreased sales volume in our residential business as a result of lower demand; and
•unfavorable foreign currency effects compared to the same period of the prior year.

Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2024
	over the prior year period
Growth/Price	2.6	pts
Currency	(0.5)
Inflation	(2.6)
Productivity	1.6
Total	1.1	pts
The 1.1 percentage point increase in segment income for Water Solutions as a percentage of net sales in the first quarter of 2024 from 2023 was primarily driven by:
•increased selling prices in our commercial business to mitigate impacts of inflation and favorable mix; and
•increased productivity mainly driven by manufacturing leverage and transformation initiatives.
This increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials; and
•unfavorable foreign currency effects compared to the first quarter of the prior year.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023	% / Point Change
Net sales	$359.5	$364.3	(1.3)%
Segment income	110.8	116.2	(4.6)%
% of net sales	30.8%	31.9%	(1.1)	pts
Net sales
The components of the change in Pool net sales from the prior period were as follows:

Three months ended March 31, 2024
over the prior year period
Volume	(5.7)%
Price	4.4
Total	(1.3)%
The 1.3 percent decrease in net sales for Pool in the first quarter of 2024 from 2023 was primarily driven by:
•decreased sales volume primarily due to lower demand compared to the prior year.
This decrease was partially offset by:
•increased selling prices to mitigate inflationary cost increases.

Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2024
	over the prior year period
Growth/Price	2.7	pts
Inflation	(1.7)
Productivity	(2.1)
Total	(1.1)	pts
The 1.1 percentage point decrease in segment income for Pool as a percentage of net sales in the first quarter of 2024 from 2023 was primarily driven by:
•decreased productivity due to decreased sales volume and investments to drive future growth; and
•inflationary cost increases related to labor costs and certain raw materials.
This decrease was partially offset by:
•increased selling prices to mitigate impacts of inflation.
BACKLOG OF ORDERS BY SEGMENT

In millions	March 31, 2024	December 31, 2023	$ Change	% Change
Flow	$365.8	$390.1	$(24.3)	(6.2)%
Water Solutions	113.2	108.5	4.7	4.3%
Pool	96.7	239.7	(143.0)	(59.7)%
Total	$575.7	$738.3	$(162.6)	(22.0)%
The majority of our backlog is short cycle in nature with shipments within one year from when a customer places an order and a substantial portion of our revenues has historically resulted from orders received and products delivered in the same month. A portion of our backlog, particularly from orders for major capital projects, can take more than one year from order to delivery depending on the size and type of order. We record, as part of our backlog, all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our 2024 net sales. The decrease in our overall backlog from December 31, 2023 was primarily driven by backlog in our Flow and Pool segments trending down to more historical levels as a result of increased manufacturing capacity and improved lead times.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2024 and drew on our revolving credit facility to fund our operations. This cash usage typically reverses in the second quarter as the seasonality of our businesses peak. We expect historical seasonal patterns to continue and the second quarter of 2024 to generate significant cash to fund our operations.

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
Summary of cash flows

	Three months ended
In millions	March 31, 2024	March 31, 2023
Net cash provided by (used for):
Operating activities of continuing operations	$(107.4)	$(106.6)
Investing activities	(19.3)	(16.2)
Financing activities	63.2	133.3
Operating activities
Net cash used for operating activities of continuing operations in the first three months of 2024 primarily reflects a cash outflow of $287.9 million as a result of changes in net working capital, primarily due to an increase in accounts receivable largely related to certain advance sale programs in anticipation of our distributors’ peak sales season in the second and third quarters. The outflow related to net working capital was partially offset by net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization and asset impairment, of $162.7 million.
Net cash used for operating activities of continuing operations in the first three months of 2023 primarily reflects a cash outflow of $262.6 million as a result of changes in net working capital, primarily due to an increase in accounts receivable largely related to certain advance sale programs in anticipation of our distributors’ peak sales season in the second and third quarters. The outflow related to net working capital was partially offset by net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization, and asset impairment, of $161.1 million.
Investing activities
Net cash used for investing activities in the first three months of 2024 reflects capital expenditures of $19.3 million.
Net cash used for investing activities in the first three months of 2023 primarily reflects capital expenditures of $16.6 million.
Financing activities
Net cash provided by financing activities in the first three months of 2024 primarily relates to net borrowings of revolving long-term debt of $101.4 million, partially offset by dividend payments of $38.0 million.

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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Net cash used for operating activities of continuing operations	$(107.4)	$(106.6)
Capital expenditures of continuing operations	(19.3)	(16.6)
Proceeds from sale of property and equipment of continuing operations	—	0.2
Free cash flow from continuing operations	(126.7)	(123.0)
Net cash used for operating activities of discontinued operations	(0.2)	—
Free cash flow	$(126.9)	$(123.0)
Debt and capital
Pentair, Pentair Finance S.à r.l (“PFSA”) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, providing for a $900.0 million senior unsecured revolving credit facility and a $200.0 million senior unsecured term loan facility. The revolving credit facility has a maturity date of December 16, 2026 and the term loan facility has a maturity date of December 16, 2024. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of March 31, 2024, total availability under the Senior Credit Facility was $798.6 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increase to $12.5 million beginning with the last day of the third quarter of 2024. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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

In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at March 31, 2024. Borrowings under these credit facilities bear interest at variable rates.

We have $43.8 million of Term Loan Facility payments and $200.0 million of payments under the senior unsecured term loan facility, associated with the Senior Credit Facility, due in the next twelve months. We classified this debt as long-term as of March 31, 2024 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
As of March 31, 2024, we had $89.1 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. During the three months ended March 31, 2024, no ordinary shares were repurchased. As of March 31, 2024, we had $600.0 million available for share repurchases under this authorization.
Dividends payable
On February 19, 2024, the Board of Directors declared a quarterly cash dividend of $0.23 per share, payable on May 3, 2024 to shareholders of record at the close of business on April 19, 2024. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $38.2 million at March 31, 2024, compared to $38.0 million at December 31, 2023.
We paid dividends in the first three months of 2024 of $38.0 million, or $0.23 per ordinary share compared with $36.2 million, or $0.22 per ordinary share, in the prior year period.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles (“GAAP”) reported amount (e.g., retained earnings). Our distributable reserve balance was $6.9 billion as of December 31, 2023.
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

The following table presents summarized financial information as of March 31, 2024 and December 31, 2023 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	March 31, 2024	December 31, 2023
Current assets (1)	$2.2	$71.7
Noncurrent assets (2)	2,577.1	2,686.9
Current liabilities (3)	1,182.5	1,659.0
Noncurrent liabilities (4)	2,285.9	2,331.4
(1) No assets due from non-guarantor subsidiaries were included as of March 31, 2024 and December 31, 2023, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,554.6 million and $2,673.3 million as of March 31, 2024 and December 31, 2023, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $1,115.7 million and $1,583.6 million as of March 31, 2024 and December 31, 2023, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $157.1 million and $268.4 million as of March 31, 2024 and December 31, 2023, respectively.
The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our Annual Report on Form 10-K for the year ended December 31, 2023, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2024. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 27	25,441	$68.73	—	$600,002,203
January 28 - February 24	54,486	74.60	—	600,002,203
February 25 - March 31	43,085	78.30	—	600,002,203
Total	123,012		—
(a)The purchases in this column include 25,441 shares for the period January 1 - January 27, 54,486 shares for the period January 28 - February 24 and 43,085 shares for the period February 25 - March 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. As of March 31, 2024, we had $600.0 million remaining availability for repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 5.    OTHER INFORMATION
(c)During the first quarter of 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2024

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2024.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer