Form 10-Q
period 2024-06-30
PENTAIR plc
filed 2024-07-23
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2024, 165,497,736 shares of registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$1,099.3	$1,082.5	$2,116.5	$2,111.1
Cost of goods sold	661.4	683.0	1,288.5	1,329.8
Gross profit	437.9	399.5	828.0	781.3
Selling, general and administrative expenses	165.1	165.1	350.3	338.4
Research and development expenses	24.8	25.9	48.9	50.8
Operating income	248.0	208.5	428.8	392.1
Other expense (income)
Net interest expense	26.3	31.8	53.6	64.2
Other expense (income)	0.8	(4.8)	0.9	(4.1)
Income from continuing operations before income taxes	220.9	181.5	374.3	332.0
Provision for income taxes	34.8	27.3	54.7	49.3
Net income from continuing operations	186.1	154.2	319.6	282.7
Loss from discontinued operations, net of tax	—	(1.3)	(0.2)	(0.1)
Net income	$186.1	$152.9	$319.4	$282.6
Comprehensive income, net of tax
Net income	$186.1	$152.9	$319.4	$282.6
Changes in cumulative translation adjustment	(10.1)	(2.2)	(31.8)	9.9
Changes in market value of derivative financial instruments, net of tax	6.2	(0.3)	28.9	(7.5)
Comprehensive income	$182.2	$150.4	$316.5	$285.0
Earnings (loss) per ordinary share
Basic
Continuing operations	$1.12	$0.94	$1.93	$1.71
Discontinued operations	—	(0.01)	—	—
Basic earnings per ordinary share	$1.12	$0.93	$1.93	$1.71
Diluted
Continuing operations	$1.11	$0.93	$1.91	$1.70
Discontinued operations	—	(0.01)	—	—
Diluted earnings per ordinary share	$1.11	$0.92	$1.91	$1.70
Weighted average ordinary shares outstanding
Basic	165.9	165.0	165.8	164.9
Diluted	167.3	166.1	167.3	165.9
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$214.3	$170.3
Accounts receivable, net of allowances of $10.6 and $11.2, respectively	567.8	561.7
Inventories	647.5	677.7
Other current assets	133.9	159.3
Total current assets	1,563.5	1,569.0
Property, plant and equipment, net	361.4	362.0
Other assets
Goodwill	3,250.6	3,274.6
Intangibles, net	1,012.4	1,042.4
Other non-current assets	360.1	315.3
Total other assets	4,623.1	4,632.3
Total assets	$6,548.0	$6,563.3
Liabilities and Equity
Current liabilities
Current maturities of short-term borrowings	$3.3	$—
Accounts payable	295.0	278.9
Employee compensation and benefits	104.0	125.4
Other current liabilities	548.1	545.3
Total current liabilities	950.4	949.6
Other liabilities
Long-term debt	1,752.6	1,988.3
Pension and other post-retirement compensation and benefits	71.8	73.6
Deferred tax liabilities	38.7	40.0
Other non-current liabilities	301.6	294.7
Total liabilities	3,115.1	3,346.2
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.5 and 165.3 issued at June 30, 2024 and December 31, 2023, respectively	1.7	1.7
Additional paid-in capital	1,569.2	1,593.6
Retained earnings	2,109.3	1,866.2
Accumulated other comprehensive loss	(247.3)	(244.4)
Total equity	3,432.9	3,217.1
Total liabilities and equity	$6,548.0	$6,563.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2024	June 30, 2023
Operating activities
Net income	$319.4	$282.6
Loss from discontinued operations, net of tax	0.2	0.1
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(1.1)	(0.8)
Depreciation	30.4	29.4
Amortization	26.9	27.7
Deferred income taxes	12.6	(31.9)
Share-based compensation	16.3	14.1
Asset impairment and write-offs	0.8	4.4
Gain on sale of assets	—	(3.4)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(10.7)	7.4
Inventories	23.5	33.6
Other current assets	(4.0)	(16.7)
Accounts payable	19.4	(25.8)
Employee compensation and benefits	(19.4)	(1.2)
Other current liabilities	6.6	22.1
Other non-current assets and liabilities	10.9	(1.5)
Net cash provided by operating activities of continuing operations	431.8	340.1
Net cash used for operating activities of discontinued operations	(0.2)	(1.6)
Net cash provided by operating activities	431.6	338.5
Investing activities
Capital expenditures	(36.3)	(35.4)
Proceeds from sale of property and equipment	—	5.0
Acquisitions, net of cash acquired	—	0.2
Other	(0.5)	4.1
Net cash used for investing activities	(36.8)	(26.1)
Financing activities
Net receipts of short-term borrowings	3.3	—
Net repayments of revolving long-term debt	—	(204.3)
Repayments of long-term debt	(237.5)	—
Shares issued to employees, net of shares withheld	9.3	0.8
Repurchases of ordinary shares	(50.0)	—
Dividends paid	(76.2)	(72.5)
Net cash used for financing activities	(351.1)	(276.0)
Effect of exchange rate changes on cash and cash equivalents	0.3	(3.7)
Change in cash and cash equivalents	44.0	32.7
Cash and cash equivalents, beginning of period	170.3	108.9
Cash and cash equivalents, end of period	$214.3	$141.6
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2023	165.3	$1.7	$1,593.6	$1,866.2	$(244.4)	$3,217.1
Net income	—	—	—	133.3	—	133.3
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Dividends declared, $0.23 per share	—	—	—	(38.2)	—	(38.2)
Exercise of options, net of shares tendered for payment	0.4	—	15.2	—	—	15.2
Issuance of restricted shares, net of cancellations	0.4	—	(4.0)	—	—	(4.0)
Shares surrendered by employees to pay taxes	(0.1)	—	(5.1)	—	—	(5.1)
Share-based compensation	—	—	7.9	—	—	7.9
Balance - March 31, 2024	166.0	$1.7	$1,607.6	$1,961.3	$(243.4)	$3,327.2
Net income	—	—	—	186.1	—	186.1
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Dividends declared, $0.23 per share	—	—	—	(38.1)	—	(38.1)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.1	—	3.7	—	—	3.7
Shares surrendered by employees to pay taxes	—	—	(0.5)	—	—	(0.5)
Share-based compensation	—	—	8.4	—	—	8.4
Balance - June 30, 2024	165.5	$1.7	$1,569.2	$2,109.3	$(247.3)	$3,432.9

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2022	164.5	$1.7	$1,554.9	$1,390.5	$(239.0)	$2,708.1
Net income	—	—	—	129.7	—	129.7
Other comprehensive income, net of tax	—	—	—	—	4.9	4.9
Dividends declared, $0.22 per share	—	—	—	(36.3)	—	(36.3)
Exercise of options, net of shares tendered for payment	0.1	—	2.5	—	—	2.5
Issuance of restricted shares, net of cancellations	0.5	—	(2.3)	—	—	(2.3)
Shares surrendered by employees to pay taxes	(0.1)	—	(4.3)	—	—	(4.3)
Share-based compensation	—	—	7.2	—	—	7.2
Balance - March 31, 2023	165.0	$1.7	$1,558.0	$1,483.9	$(234.1)	$2,809.5
Net income	—	—	—	152.9	—	152.9
Other comprehensive loss, net of tax	—	—	—	—	(2.5)	(2.5)
Dividends declared, $0.22 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	0.1	—	6.3	—	—	6.3
Shares surrendered by employees to pay taxes	—	—	(1.4)	—	—	(1.4)
Share-based compensation	—	—	6.9	—	—	6.9
Balance - June 30, 2023	165.1	$1.7	$1,569.8	$1,600.4	$(236.6)	$2,935.3
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
Recent U.S. Securities and Exchange Commission (“SEC”) final rules
In March 2024, the SEC issued the final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. These rules, if adopted, will require registrants to disclose certain climate-related information, including Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics, in registration statements and annual reports, when material. Disclosure requirements, absent the results of pending legal challenges, may begin phasing in with our annual reporting for the year ending December 31, 2025. We are currently evaluating the impact the rules will have on our disclosures.

2.Revenue
We disaggregate our revenue from contracts with customers by segment, geographic location and vertical market, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 14 for revenue disaggregated by segment.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S.	$773.6	$757.6	$1,478.8	$1,473.4
Western Europe	127.2	119.5	258.8	247.3
Developing (1)	139.3	142.5	262.0	263.6
Other Developed (2)	59.2	62.9	116.9	126.8
Consolidated net sales	$1,099.3	$1,082.5	$2,116.5	$2,111.1
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
Vertical market net sales information was as follows:

	Three months ended		Six months ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Residential	$581.4	$536.0	$1,124.6	$1,102.4
Commercial	308.6	344.8	582.2	618.1
Industrial	209.3	201.7	409.7	390.6
Consolidated net sales	$1,099.3	$1,082.5	$2,116.5	$2,111.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Performance obligations
As of June 30, 2024, we had $88.1 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	June 30, 2024	December 31, 2023	$ Change	% Change
Contract assets	$61.9	$70.8	$(8.9)	(12.6)%
Contract liabilities	35.8	53.7	(17.9)	(33.3)%
Net contract assets	$26.1	$17.1	$9.0	52.6%
The $9.0 million increase in net contract assets from December 31, 2023 to June 30, 2024 was primarily the result of timing of milestone payments. Approximately 85% of our contract liabilities at December 31, 2023 were recognized in revenue in the first half of 2024.

3.     Share Plans
Total share-based compensation expense for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Restricted stock units	$4.3	$3.7	$8.1	$7.4
Stock options	1.3	1.0	2.7	2.1
Performance share units	2.8	2.2	5.5	4.6
Total share-based compensation expense	$8.4	$6.9	$16.3	$14.1
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
During the six months ended June 30, 2024, we initiated and continued execution of activities associated with our Transformation Program as well as initiated and continued certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring and Transformation Program initiatives included a reduction in hourly and salaried headcount of approximately 200 employees during the six months ended June 30, 2024.
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Six months ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Restructuring Initiatives
Severance and related costs	$5.4	$0.9	$9.4	$3.4
Other restructuring costs and related adjustments (1)	(0.1)	(0.1)	0.9	0.5
Total restructuring costs	5.3	0.8	10.3	3.9
Transformation Program
Severance and related costs	0.3	0.3	0.7	2.2
Other transformation costs (2)	11.5	5.7	28.1	12.3
Total transformation costs	11.8	6.0	28.8	14.5
Total restructuring and transformation costs	$17.1	$6.8	$39.1	$18.4
(1) Other restructuring costs and related adjustments primarily consist of certain accruals, various contract termination costs, asset impairments and inventory write-offs associated with business and product line exits.

(2) Other transformation costs primarily consist of professional services and project management related costs, partially offset by gain on sale of assets.
Restructuring and transformation costs by reportable segment as well as Corporate and other were as follows:

	Three months ended		Six months ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Flow	$2.4	$0.8	$5.0	$1.2
Water Solutions	0.9	(2.6)	1.5	(1.1)
Pool	1.7	1.9	5.4	5.2
Corporate and other	12.1	6.7	27.2	13.1
Total restructuring and transformation costs	$17.1	$6.8	$39.1	$18.4
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2024:

In millions	June 30, 2024
Beginning balance	$13.4
Costs incurred	10.1
Cash payments and other	(12.1)
Ending balance	$11.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
5.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$186.1	$152.9	$319.4	$282.6
Net income from continuing operations	$186.1	$154.2	$319.6	$282.7
Weighted average ordinary shares outstanding
Basic	165.9	165.0	165.8	164.9
Dilutive impact of stock options, restricted stock units and performance share units	1.4	1.1	1.5	1.0
Diluted	167.3	166.1	167.3	165.9
Earnings (loss) per ordinary share
Basic
Continuing operations	$1.12	$0.94	$1.93	$1.71
Discontinued operations	—	(0.01)	—	—
Basic earnings per ordinary share	$1.12	$0.93	$1.93	$1.71
Diluted
Continuing operations	$1.11	$0.93	$1.91	$1.70
Discontinued operations	—	(0.01)	—	—
Diluted earnings per ordinary share	$1.11	$0.92	$1.91	$1.70
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.2	0.3	0.2	0.6
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
Activity related to our allowance for credit losses is summarized as follows for the six months ended June 30, 2024:

In millions	June 30, 2024
Beginning balance	$11.2
Write-offs, net of recoveries	(1.0)
Other (1)	0.4
Ending balance	$10.6
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7.    Supplemental Balance Sheet Information

In millions	June 30, 2024	December 31, 2023
Inventories
Raw materials and supplies	$341.1	$369.1
Work-in-process	94.5	97.1
Finished goods	211.9	211.5
Total inventories	$647.5	$677.7
Other current assets
Cost in excess of billings	$61.9	$70.8
Prepaid expenses	65.6	55.2
Other current assets	6.4	33.3
Total other current assets	$133.9	$159.3
Property, plant and equipment, net
Land and land improvements	$31.8	$32.3
Buildings and leasehold improvements	227.7	225.5
Machinery and equipment	683.7	669.9
Capitalized software	90.7	70.5
Construction in progress	38.2	55.8
Total property, plant and equipment	1,072.1	1,054.0
Accumulated depreciation and amortization	710.7	692.0
Total property, plant and equipment, net	$361.4	$362.0
Other non-current assets
Right-of-use lease assets	$124.8	$102.0
Deferred income taxes	126.7	113.2
Deferred compensation plan assets	28.3	26.1
Other non-current assets	80.3	74.0
Total other non-current assets	$360.1	$315.3
Other current liabilities
Dividends payable	$38.1	$38.0
Accrued warranty	74.2	65.0
Accrued rebates and incentives	197.2	181.8
Accrued freight	22.4	20.4
Billings in excess of cost	28.2	46.9
Current lease liability	25.5	26.2
Income taxes payable	25.8	20.7
Accrued restructuring	11.4	13.4
Interest payable	28.2	29.7
Other current liabilities	97.1	103.2
Total other current liabilities	$548.1	$545.3
Other non-current liabilities
Long-term lease liability	$104.0	$79.1
Income taxes payable	36.2	35.6
Self-insurance liabilities	52.7	51.9
Deferred compensation plan liabilities	28.3	26.1
Foreign currency contract liabilities	48.4	70.0
Other non-current liabilities	32.0	32.0
Total other non-current liabilities	$301.6	$294.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2023	Foreign Currency Translation	June 30, 2024
Flow	$767.1	$(19.0)	$748.1
Water Solutions	1,400.6	(5.0)	1,395.6
Pool	1,106.9	—	1,106.9
Total goodwill	$3,274.6	$(24.0)	$3,250.6
Identifiable intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,100.8	$(381.0)	$719.8	$1,106.2	$(361.8)	$744.4
Proprietary technology and patents	89.3	(45.8)	43.5	89.7	(43.2)	46.5
Total definite-life intangibles	1,190.1	(426.8)	763.3	1,195.9	(405.0)	790.9
Indefinite-life intangibles
Trade names	249.1	—	249.1	251.5	—	251.5
Total intangibles	$1,439.2	$(426.8)	$1,012.4	$1,447.4	$(405.0)	$1,042.4
Identifiable intangible asset amortization expense was $13.4 million and $13.9 million for the three months ended June 30, 2024 and 2023, and $26.9 million and $27.7 million for the six months ended June 30, 2024 and 2023, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2024 and the next five years is as follows:

	Q3-Q4
	2024	2025	2026	2027	2028	2029
Estimated amortization expense	$27.0	$54.0	$52.8	$51.5	$49.0	$48.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of June 30, 2024	Maturity Year	June 30, 2024	December 31, 2023
Revolving credit facility (Senior Credit Facility)	6.637%	2026	$—	$—
Term Loan Facility	6.802%	2023 - 2027	950.0	987.5
Term loans (Senior Credit Facility)	N/A	2024	—	200.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Other	N/A	N/A	3.3	—
Unamortized debt issuance costs and discounts	N/A	N/A	(16.7)	(18.5)
Total debt			1,755.9	1,988.3
Less: Current maturities of short-term borrowings			(3.3)	—
Long-term debt			$1,752.6	$1,988.3
(1) Senior notes are guaranteed as to payment by Pentair plc.
Pentair, Pentair Finance S.à r.l (“PFSA”) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, providing for a $900.0 million senior unsecured revolving credit facility. During the second quarter of 2024, PFSA repaid $200.0 million of term loans under the Senior Credit Facility. The revolving credit facility has a maturity date of December 16, 2026. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of June 30, 2024, total availability under the Senior Credit Facility was $900.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at June 30, 2024. Borrowings under these credit facilities bear interest at variable rates.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We have $25.0 million of Term Loan Facility payments due in the next twelve months. We classified this debt as long-term as of June 30, 2024 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2024 matures on a calendar year basis as follows:

	Q3 - Q4
In millions	2024	2025	2026	2027	2028	2029	Thereafter	Total
Contractual debt obligation maturities	$3.3	$69.3	$50.0	$850.0	$—	$400.0	$400.0	$1,772.6
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
At June 30, 2024 and December 31, 2023, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $17.9 million and $23.9 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At June 30, 2024 and December 31, 2023, we had outstanding cross currency swap agreements with a combined notional amount of $909.8 million and $940.2 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $27.7 million and $51.6 million at June 30, 2024 and December 31, 2023, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable rate debt. As of June 30, 2024, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges.
Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. We had unrealized gains of $5.2 million and $0.3 million at June 30, 2024 and December 31, 2023, respectively, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2024		December 31, 2023
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$953.3	$953.3	$1,187.5	$1,187.5
Fixed rate debt	819.3	796.7	819.3	824.5
Total debt	$1,772.6	$1,750.0	$2,006.8	$2,012.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$5.2	$—	$—	$5.2
Foreign currency contract assets	—	7.5	—	—	7.5
Foreign currency contract liabilities	—	(48.4)	—	—	(48.4)
Deferred compensation plan assets	13.5	—	—	14.8	28.3
Total recurring fair value measurements	$13.5	$(35.7)	$—	$14.8	$(7.4)

	December 31, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$0.3	$—	$—	$0.3
Foreign currency contract assets	—	0.2	—	—	0.2
Foreign currency contract liabilities	—	(70.0)	—	—	(70.0)
Deferred compensation plan assets	12.1	—	—	14.0	26.1
Total recurring fair value measurements	$12.1	$(69.5)	$—	$14.0	$(43.4)
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
The effective income tax rate for the six months ended June 30, 2024 was 14.6%, compared to 14.8% for the six months ended June 30, 2023. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $37.3 million and $38.6 million at June 30, 2024 and December 31, 2023, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax are in the process of being adopted by a number of jurisdictions in which we operate. In particular, the U.K. completed passage of legislation to comply with the Pillar Two framework which became effective on January 1, 2024. For the six months ended June 30, 2024, the impact of Pillar Two on our condensed consolidated financial statements was not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
12.    Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	1.0	1.0	2.0	2.0
Expected return on plan assets	(0.1)	(0.2)	(0.2)	(0.4)
Net periodic benefit expense	$1.3	$1.2	$2.6	$2.4
Components of net periodic benefit expense for our other post-retirement plans for the three and six months ended June 30, 2024 and 2023 were not material.

13.    Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three and six months ended June 30, 2024, we repurchased 0.6 million of our ordinary shares for $50.0 million. As of June 30, 2024, we had $550.0 million available for share repurchases under this authorization.
Dividends payable
On May 6, 2024, the Board of Directors declared a quarterly cash dividend of $0.23 per share, payable on August 2, 2024 to shareholders of record at the close of business on July 19, 2024. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $38.1 million at June 30, 2024, compared to $38.0 million at December 31, 2023.
14.    Segment Information
We are composed of three reporting segments: Flow, Water Solutions and Pool. We evaluate performance based on net sales and reportable segment income and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Reportable segment income represents operating income of each reportable segment inclusive of equity income of unconsolidated subsidiaries and exclusive of intangible amortization, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items. “Corporate and other” activity primarily consists of corporate expenses not allocated to the segments, including executive office, board of directors, and centrally-managed corporate functional or shared service costs related to finance, human resources, communications and corporate development. These activities do not meet the criteria for a stand-alone reporting segment under accounting standards codification (“ASC”) 280.
Net sales of the Company’s reportable segments as well as Corporate and other were as follows:

	Three months ended		Six months ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Flow	$396.8	$411.6	$781.1	$803.4
Water Solutions	310.5	336.2	583.6	608.2
Pool	391.5	334.3	751.0	698.6
Reportable segment net sales	1,098.8	1,082.1	2,115.7	2,110.2
Corporate and other	0.5	0.4	0.8	0.9
Net sales	$1,099.3	$1,082.5	$2,116.5	$2,111.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The following table presents a reconciliation of reportable segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Reportable segment income
Flow	$84.4	$74.8	$161.7	$139.8
Water Solutions	72.9	74.8	128.5	127.2
Pool	133.6	105.1	244.4	221.3
Reportable segment income	290.9	254.7	534.6	488.3
Corporate and other	(19.5)	(20.5)	(45.9)	(43.1)
Asset impairment and write-offs	—	(0.5)	(0.8)	(4.4)
Restructuring and other	(5.9)	(0.6)	(10.5)	(3.5)
Transformation costs	(11.8)	(6.0)	(28.8)	(14.5)
Intangible amortization	(13.4)	(13.9)	(26.9)	(27.7)
Legal accrual adjustments and settlements	7.9	(4.1)	8.2	(2.2)
Interest expense, net	(26.3)	(31.8)	(53.6)	(64.2)
Other (expense) income	(1.0)	4.2	(2.0)	3.3
Income from continuing operations before income taxes	$220.9	$181.5	$374.3	$332.0
15.    Commitments and Contingencies
Warranties
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.
The changes in the carrying amount of service and product warranties from continuing operations for the six months ended June 30, 2024 were as follows:

In millions	June 30, 2024
Beginning balance	$65.0
Service and product warranty provision	49.9
Payments	(40.5)
Foreign currency translation	(0.2)
Ending balance	$74.2
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
As of June 30, 2024 and December 31, 2023, the outstanding value of bonds, letters of credit and bank guarantees totaled $107.2 million and $124.3 million, respectively.

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
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s moving, improving or helping people enjoy water, we help manage life’s most essential resource. We are composed of three reporting segments: Flow, Water Solutions and Pool. For the first six months of 2024, the Flow, Water Solutions and Pool segments represented approximately 37%, 28% and 35% of total revenues, respectively. We classify our operations into reporting segments based primarily on types of products offered and markets served:
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
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first six months of 2024 and are reasonably likely to impact our results in the future:
•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2023 and the first six months of 2024, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, strategic sourcing, operations excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to continue to incur transformation costs throughout the remainder of 2024 and beyond.
•In 2024, we began using 80/20 guiding principles to enable our Transformation Program. This 80/20 analysis is expected to create value by focusing on the right customers and products through quadrant based strategies. We expect the analysis to result in actions to improve operating performance by reducing lower margin sales and removing complexity in the future.
•During 2023 and the first six months of 2024, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2024 and to drive margin growth.
•During 2023 and the first six months of 2024, we experienced inflationary cost increases for certain raw materials as well as logistics and transportation costs. The current volatile market for commodities has the potential to continue to drive price increases in our supply chain. While we have taken pricing actions and implemented transformation initiatives that we expect to improve productivity and offset cost increases, we anticipate supply chain pressures and inflationary cost increases to continue for the remainder of 2024.
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

•Continuing to implement our Transformation Program initiatives that will drive operational excellence, reduce complexity and improve our organizational structure, which includes the focus on 80/20 actions to drive profitable growth; and
•Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2024 and 2023 were as follows:

	Three months ended
In millions	June 30, 2024	June 30, 2023	$ Change	% / Point Change
Net sales	$1,099.3	$1,082.5	$16.8	1.6%
Cost of goods sold	661.4	683.0	(21.6)	(3.2)%
Gross profit	437.9	399.5	38.4	9.6%
% of net sales	39.8%	36.9%		2.9	pts

Selling, general and administrative	165.1	165.1	—	—%
% of net sales	15.0%	15.3%		(0.3)	pts
Research and development	24.8	25.9	(1.1)	(4.2)%
% of net sales	2.3%	2.4%		(0.1)	pts

Operating income	248.0	208.5	39.5	18.9%
% of net sales	22.6%	19.3%		3.3	pts

Other expense (income)	0.8	(4.8)	5.6	N.M.
Net interest expense	26.3	31.8	(5.5)	(17.3)%

Income from continuing operations before income taxes	220.9	181.5	39.4	21.7%
Provision for income taxes	34.8	27.3	7.5	27.5%
Effective tax rate	15.8%	15.0%		0.8	pts
N.M. Not Meaningful

The consolidated results of operations for the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended
In millions	June 30, 2024	June 30, 2023	$ Change	% / Point Change
Net sales	$2,116.5	$2,111.1	$5.4	0.3%
Cost of goods sold	1,288.5	1,329.8	(41.3)	(3.1)%
Gross profit	828.0	781.3	46.7	6.0%
% of net sales	39.1%	37.0%		2.1	pts

Selling, general and administrative expenses	350.3	338.4	11.9	3.5%
% of net sales	16.6%	16.0%		0.6	pts
Research and development expenses	48.9	50.8	(1.9)	(3.7)%
% of net sales	2.3%	2.4%		(0.1)	pts

Operating income	428.8	392.1	36.7	9.4%
% of net sales	20.3%	18.6%		1.7	pts

Other expense (income)	0.9	(4.1)	5.0	N.M.
Net interest expense	53.6	64.2	(10.6)	(16.5)%

Income from continuing operations before income taxes	374.3	332.0	42.3	12.7%
Provision for income taxes	54.7	49.3	5.4	11.0%
Effective tax rate	14.6%	14.8%		(0.2)	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2024	Six months ended June 30, 2024
	over the prior year period	over the prior year period
Volume	1.1%	(1.3)%
Price	1.1	1.9
Core growth	2.2	0.6
Acquisition/Divestitures	(0.2)	(0.1)
Currency	(0.4)	(0.2)
Total	1.6%	0.3%
The 1.6 and 0.3 percent increases in net sales in the second quarter and first half, respectively, of 2024 from 2023 were primarily driven by:
•increased sales volume within our Pool segment due to higher demand compared to the prior year;
•increased sales volume in our commercial flow business within our Flow segment in the first half of 2024 compared to the prior year; and
•increased selling prices in our commercial flow and industrial solutions businesses within our Flow segment, in our commercial business within our Water Solutions segment and in our Pool segment to mitigate inflationary cost increases.

These increases were partially offset by:
•decreased sales volume in our residential flow and industrial solutions businesses within our Flow segment compared to the prior year;
•decreased sales volume within our commercial and residential businesses in our Water Solutions segment compared to the prior year, in addition to the completion of a large project in 2023 within our commercial business that did not recur in the first half of 2024;
•unfavorable foreign currency effects compared to the prior year; and
•a product line exit in our Pool segment that occurred in the first half of 2024.
Gross profit
The 2.9 and 2.1 percentage point increases in gross profit as a percentage of net sales in the second quarter and first half, respectively, of 2024 from 2023 were primarily driven by:
•increases in selling prices to mitigate impacts of inflationary costs;
•increased productivity mainly driven by manufacturing leverage within our Pool segment and transformation initiatives; and
•asset impairment and write-offs of $0.8 million recorded in the first half of 2024, compared to $3.9 million in the first half of 2023.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
Selling, general and administrative expenses (“SG&A”)
The 0.3 percentage point decrease in SG&A as a percentage of net sales in the second quarter of 2024 from 2023 was primarily driven by:
•a reduction in our legal accrual of $7.9 million in the second quarter of 2024, compared to an increase in our legal accrual of $4.1 million in the second quarter of 2023.
This decrease was partially offset by:
•transformation costs of $11.8 million in the second quarter of 2024, compared to $6.0 million in the second quarter of 2023; and
•restructuring and other costs of $5.9 million in the second quarter of 2024, compared to $0.6 million in the second quarter of 2023.

The 0.6 percentage point increase in SG&A as a percentage of net sales in the first half of 2024 from 2023 was primarily driven by:
•transformation costs of $28.8 million in the first half of 2024, compared to $14.5 million in the first half of 2023; and
•restructuring and other costs of $10.5 million in the first half of 2024, compared to $3.5 million in the first half of 2023.
This increase was partially offset by:
•a reduction in our legal accrual of $8.2 million in the first half of 2024, compared to an increase in our legal accrual of $2.2 million in the first half of 2023.
Net interest expense
The 17.3 and 16.5 percent decreases in net interest expense in the second quarter and first half, respectively, of 2024 from 2023 were primarily driven by:
•lower variable debt compared to the same period of the prior year.

Provision for income taxes
The 0.8 percentage point increase in the effective tax rate in the second quarter of 2024 from 2023 was primarily driven by:
•the unfavorable mix of global earnings.
The 0.2 percentage point decrease in the effective tax rate in the first half of 2024 from 2023 was primarily driven by:
•the favorable impact of discrete items that occurred during the first half of 2024 that did not occur in the same period of the prior year.
This decrease was partially offset by:
•the unfavorable mix of global earnings.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of our three reportable segments (Flow, Water Solutions and Pool). Each of these segments comprises various product offerings that serve multiple end users.
We evaluate performance based on net sales and reportable segment income (“segment income”) and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income of each reportable segment inclusive of equity income of unconsolidated subsidiaries and exclusive of intangible amortization, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items.
Flow
The net sales and segment income for Flow were as follows:

	Three months ended				Six months ended
In millions	June 30, 2024	June 30, 2023	% / Point Change		June 30, 2024	June 30, 2023	% / Point Change
Net sales	$396.8	$411.6	(3.6)%		$781.1	$803.4	(2.8)%
Segment income	84.4	74.8	12.8%		161.7	139.8	15.7%
% of net sales	21.3%	18.2%	3.1	pts	20.7%	17.4%	3.3	pts
Net sales
The components of the change in Flow net sales from the prior period were as follows:

	Three months ended June 30, 2024	Six months ended June 30, 2024
	over the prior year period	over the prior year period
Volume	(4.3)%	(4.3)%
Price	1.2	1.7
Core growth	(3.1)	(2.6)
Currency	(0.5)	(0.2)
Total	(3.6)%	(2.8)%
The 3.6 and 2.8 percent decreases in net sales for Flow in the second quarter and first half, respectively, of 2024 from 2023 were primarily driven by:
•decreased sales volume in our residential flow and industrial solutions businesses compared to the prior year; and
•unfavorable foreign currency effects compared to the prior year.
These decreases were partially offset by:
•increased sales volume in our commercial flow business in the first half of 2024 compared to the prior year; and
•increased selling prices in our commercial flow and industrial solutions businesses to mitigate inflationary cost increases.

Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2024		Six months ended June 30, 2024
	over the prior year period		over the prior year period
Growth/Price	1.0	pts	2.1	pts
Inflation	(2.3)		(2.3)
Productivity	4.4		3.5
Total	3.1	pts	3.3	pts
The 3.1 and 3.3 percentage point increases in segment income for Flow as a percentage of net sales in the second quarter and first half, respectively, of 2024 from 2023 were primarily driven by:
•increased selling prices in our commercial flow and industrial solutions businesses to mitigate impacts of inflation; and
•increased productivity mainly driven by transformation initiatives.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2024	June 30, 2023	% / Point Change		June 30, 2024	June 30, 2023	% / Point Change
Net sales	$310.5	$336.2	(7.6)%		$583.6	$608.2	(4.0)%
Segment income	72.9	74.8	(2.5)%		128.5	127.2	1.0%
% of net sales	23.5%	22.2%	1.3	pts	22.0%	20.9%	1.1	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2024	Six months ended June 30, 2024
	over the prior year period	over the prior year period
Volume	(8.1)%	(4.8)%
Price	1.1	1.3
Core growth	(7.0)	(3.5)
Currency	(0.6)	(0.5)
Total	(7.6)%	(4.0)%
The 7.6 and 4.0 percent decreases in net sales for Water Solutions in the second quarter and first half, respectively, of 2024 from 2023 were primarily driven by:
•decreased sales volume in our commercial and residential businesses compared to the prior year, in addition to the completion of a large project in 2023 within our commercial business that did not recur in the first half of 2024; and
•unfavorable foreign currency effects compared to the prior year.
These decreases were partially offset by:
•increased selling prices in our commercial business to mitigate inflationary cost increases.

Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2024		Six months ended June 30, 2024
	over the prior year period		over the prior year period
Growth/Price	1.4	pts	1.9	pts
Currency	(0.1)		(0.3)
Inflation	(2.0)		(2.3)
Productivity	2.0		1.8
Total	1.3	pts	1.1	pts
The 1.3 and 1.1 percentage point increases in segment income for Water Solutions as a percentage of net sales in the second quarter and first half, respectively, of 2024 from 2023 were primarily driven by:
•increased productivity mainly driven by transformation initiatives; and
•increased selling prices in our commercial business to mitigate impacts of inflation and favorable mix.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials; and
•unfavorable foreign currency effects compared to the prior year.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended				Six months ended
In millions	June 30, 2024	June 30, 2023	% / Point Change		June 30, 2024	June 30, 2023	% / Point Change
Net sales	$391.5	$334.3	17.1%		$751.0	$698.6	7.5%
Segment income	133.6	105.1	27.1%		244.4	221.3	10.4%
% of net sales	34.1%	31.4%	2.7	pts	32.5%	31.7%	0.8	pts
Net sales
The components of the change in Pool net sales from the prior period were as follows:

	Three months ended June 30, 2024	Six months ended June 30, 2024
	over the prior year period	over the prior year period
Volume	17.1%	5.2%
Price	0.8	2.7
Core growth	17.9	7.9
Acquisition/Divestiture	(0.7)	(0.3)
Currency	(0.1)	(0.1)
Total	17.1%	7.5%
The 17.1 and 7.5 percent increases in net sales for Pool in the second quarter and first half, respectively, of 2024 from 2023 were primarily driven by:
•increased sales volume due to higher demand compared to the prior year; and
•increased selling prices to mitigate inflationary cost increases.

These increases were partially offset by:
•a product line exit that occurred in the first half of 2024.
Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2024		Six months ended June 30, 2024
	over the prior year period		over the prior year period
Growth/Price/Divestiture	1.6	pts	2.3	pts
Inflation	(2.1)		(1.9)
Productivity	3.2		0.4
Total	2.7	pts	0.8	pts
The 2.7 and 0.8 percentage point increases in segment income for Pool as a percentage of net sales in the second quarter and first half, respectively, of 2024 from 2023 were primarily driven by:
•increased productivity driven by manufacturing leverage and transformation initiatives; and
•increased selling prices to mitigate impacts of inflation.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
BACKLOG OF ORDERS BY SEGMENT

In millions	June 30, 2024	December 31, 2023	$ Change	% Change
Flow	$333.2	$390.1	$(56.9)	(14.6)%
Water Solutions	89.5	108.5	(19.0)	(17.5)%
Pool	68.2	239.7	(171.5)	(71.5)%
Total backlog	$490.9	$738.3	$(247.4)	(33.5)%
The majority of our backlog is short cycle in nature with shipments within one year from when a customer places an order and a substantial portion of our revenues has historically resulted from orders received and products delivered in the same month. A portion of our backlog, particularly from orders for major capital projects, can take more than one year from order to delivery depending on the size and type of order. We record, as part of our backlog, all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our 2024 net sales. The decrease in our overall backlog from December 31, 2023 was primarily driven by our backlog trending down to more historical levels as a result of increased manufacturing capacity and improved lead times within each of our reportable segments as well as delivery of orders associated with certain advance sale (“early buy”) programs within our Pool segment.
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
Summary of cash flows

	Six months ended
In millions	June 30, 2024	June 30, 2023
Net cash provided by (used for):
Operating activities of continuing operations	$431.8	$340.1
Investing activities	(36.8)	(26.1)
Financing activities	(351.1)	(276.0)
Operating activities
Net cash provided by operating activities of continuing operations in the first six months of 2024 primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization, share-based compensation and asset impairment, of $394.0 million. Additionally, we had a cash inflow of $15.4 million as a result of changes in net working capital, primarily due to lower inventory and increased accounts payable balances. The decrease in inventory was primarily related to supply chain efficiencies and improved lead times. The higher accounts payable balance was attributable to inventory purchases for our peak sales season.
Net cash provided by operating activities of continuing operations in the first six months of 2023 primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization and asset impairment, of $344.2 million.
Investing activities
Net cash used for investing activities in the first six months of 2024 primarily reflects capital expenditures of $36.3 million.
Net cash used for investing activities in the first six months of 2023 primarily reflects capital expenditures of $35.4 million, partially offset by proceeds from the sale of property and equipment of $5.0 million.
Financing activities
Net cash used for financing activities in the first six months of 2024 primarily relates to the repayment of $200.0 million term loans under the Senior Credit Facility, $37.5 million Term Loan Facility principal payments, dividend payments of $76.2 million and share repurchases of $50.0 million.
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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2024	June 30, 2023
Net cash provided by operating activities of continuing operations	$431.8	$340.1
Capital expenditures of continuing operations	(36.3)	(35.4)
Proceeds from sale of property and equipment of continuing operations	—	5.0
Free cash flow from continuing operations	395.5	309.7
Net cash used for operating activities of discontinued operations	(0.2)	(1.6)
Free cash flow	$395.3	$308.1
Debt and capital
Pentair, Pentair Finance S.à r.l (“PFSA”) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, providing for a $900.0 million senior unsecured revolving credit facility. During the second quarter of 2024, PFSA repaid $200.0 million of term loans under the Senior Credit Facility. The revolving credit facility has a maturity date of December 16, 2026. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of June 30, 2024, total availability under the Senior Credit Facility was $900.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
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

In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at June 30, 2024. Borrowings under these credit facilities bear interest at variable rates.
We have $25.0 million of Term Loan Facility payments due in the next twelve months. We classified this debt as long-term as of June 30, 2024 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
As of June 30, 2024, we had $105.5 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. During the three and six months ended June 30, 2024, we repurchased 0.6 million of our ordinary shares for $50.0 million. As of June 30, 2024, we had $550.0 million available for share repurchases under this authorization.
Dividends payable
On May 6, 2024, the Board of Directors declared a quarterly cash dividend of $0.23 per share, payable on August 2, 2024 to shareholders of record at the close of business on July 19, 2024. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $38.1 million at June 30, 2024, compared to $38.0 million at December 31, 2023.
We paid dividends in the first six months of 2024 of $76.2 million, or $0.46 per ordinary share compared with $72.5 million, or $0.44 per ordinary share, in the prior year period.

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

The following table presents summarized financial information as of June 30, 2024 and December 31, 2023 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	June 30, 2024	December 31, 2023
Current assets (1)	$93.9	$71.7
Noncurrent assets (2)	2,580.1	2,686.9
Current liabilities (3)	1,680.5	1,659.0
Noncurrent liabilities (4)	1,966.5	2,331.4
(1) No assets due from non-guarantor subsidiaries were included as of June 30, 2024 and December 31, 2023, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,554.2 million and $2,673.3 million as of June 30, 2024 and December 31, 2023, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $1,606.3 million and $1,583.6 million as of June 30, 2024 and December 31, 2023, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $155.8 million and $268.4 million as of June 30, 2024 and December 31, 2023, respectively.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2024. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 27	2,679	$83.71	—	$600,002,203
April 28 - May 25	194,427	83.86	190,705	584,002,629
May 26 - June 30	429,728	79.26	429,001	550,002,247
Total	626,834		619,706
(a)The purchases in this column include 2,679 shares for the period April 1 - April 27, 3,722 shares for the period April 28 - May 25 and 727 shares for the period May 26 - June 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. As of June 30, 2024, we had $550.0 million remaining availability for repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 5.    OTHER INFORMATION
(c)During the second quarter of 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below.

			(a)	(b)
Name and Title	Action Taken	Date	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Shares to be Sold
David A. Jones, Director	Adoption	04/30/2024	Rule 10b5-1 trading arrangement	08/30/2024	Up to 4,008 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement
(a)    Each trading arrangement marked as a Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(b)    Each trading arrangement permits transactions through and including the earlier to occur of the completion of all sales under the trading arrangement or the date listed in the table.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2024

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 2024.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer