Form 10-Q
period 2024-09-30
PENTAIR plc
filed 2024-10-22
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2024, 165,231,158 shares of registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$993.4	$1,008.8	$3,109.9	$3,119.9
Cost of goods sold	600.2	637.0	1,888.7	1,966.8
Gross profit	393.2	371.8	1,221.2	1,153.1
Selling, general and administrative expenses	190.4	166.2	540.7	504.6
Research and development expenses	22.9	25.5	71.8	76.3
Operating income	179.9	180.1	608.7	572.2
Other expense (income)
Net interest expense	19.8	27.5	73.4	91.7
Other (income) expense	(0.1)	(0.3)	0.8	(4.4)
Income from continuing operations before income taxes	160.2	152.9	534.5	484.9
Provision for income taxes	20.6	20.8	75.3	70.1
Net income from continuing operations	139.6	132.1	459.2	414.8
Loss from discontinued operations, net of tax	—	—	(0.2)	(0.1)
Net income	$139.6	$132.1	$459.0	$414.7
Comprehensive income, net of tax
Net income	$139.6	$132.1	$459.0	$414.7
Changes in cumulative translation adjustment	32.3	(24.0)	0.5	(14.1)
Changes in market value of derivative financial instruments, net of tax	(35.5)	18.5	(6.6)	11.0
Comprehensive income	$136.4	$126.6	$452.9	$411.6
Earnings per ordinary share
Basic
Continuing operations	$0.84	$0.80	$2.77	$2.51
Discontinued operations	—	—	—	—
Basic earnings per ordinary share	$0.84	$0.80	$2.77	$2.51
Diluted
Continuing operations	$0.84	$0.79	$2.75	$2.50
Discontinued operations	—	—	—	—
Diluted earnings per ordinary share	$0.84	$0.79	$2.75	$2.50
Weighted average ordinary shares outstanding
Basic	165.6	165.2	165.7	165.0
Diluted	167.0	166.6	167.2	166.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$218.1	$170.3
Accounts receivable, net of allowances of $9.9 and $11.2, respectively	497.1	561.7
Inventories	645.9	677.7
Other current assets	128.0	159.3
Total current assets	1,489.1	1,569.0
Property, plant and equipment, net	358.5	362.0
Other assets
Goodwill	3,280.8	3,274.6
Intangibles, net	1,002.8	1,042.4
Other non-current assets	341.4	315.3
Total other assets	4,625.0	4,632.3
Total assets	$6,472.6	$6,563.3
Liabilities and Equity
Current liabilities
Accounts payable	$286.4	$278.9
Employee compensation and benefits	116.7	125.4
Other current liabilities	525.7	545.3
Total current liabilities	928.8	949.6
Other liabilities
Long-term debt	1,628.4	1,988.3
Pension and other post-retirement compensation and benefits	70.9	73.6
Deferred tax liabilities	40.3	40.0
Other non-current liabilities	305.4	294.7
Total liabilities	2,973.8	3,346.2
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 165.2 and 165.3 issued at September 30, 2024 and December 31, 2023, respectively	1.7	1.7
Additional paid-in capital	1,536.7	1,593.6
Retained earnings	2,210.9	1,866.2
Accumulated other comprehensive loss	(250.5)	(244.4)
Total equity	3,498.8	3,217.1
Total liabilities and equity	$6,472.6	$6,563.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2024	September 30, 2023
Operating activities
Net income	$459.0	$414.7
Loss from discontinued operations, net of tax	0.2	0.1
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(1.7)	(2.1)
Depreciation	45.3	44.3
Amortization	40.4	41.5
Deferred income taxes	3.6	(45.0)
Share-based compensation	26.3	21.3
Asset impairment and write-offs	9.3	6.2
Gain on sale of assets	—	(3.4)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	66.2	23.9
Inventories	30.1	67.8
Other current assets	5.0	(14.7)
Accounts payable	7.3	(63.8)
Employee compensation and benefits	(8.0)	11.7
Other current liabilities	(19.7)	(0.2)
Other non-current assets and liabilities	17.1	—
Net cash provided by operating activities of continuing operations	680.4	502.3
Net cash used for operating activities of discontinued operations	(0.2)	(1.6)
Net cash provided by operating activities	680.2	500.7
Investing activities
Capital expenditures	(51.7)	(54.8)
Proceeds from sale of property and equipment	0.4	5.4
Payments upon the settlement of net investment hedges	(16.4)	—
Acquisitions, net of cash acquired	—	(0.6)
Other	(0.5)	4.1
Net cash used for investing activities	(68.2)	(45.9)
Financing activities
Net repayments of revolving long-term debt	—	(320.0)
Repayments of long-term debt	(362.5)	(6.3)
Shares issued to employees, net of shares withheld	16.8	9.0
Repurchases of ordinary shares	(100.0)	—
Dividends paid	(114.3)	(108.9)
Net cash used for financing activities	(560.0)	(426.2)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(0.5)
Change in cash and cash equivalents	47.8	28.1
Cash and cash equivalents, beginning of period	170.3	108.9
Cash and cash equivalents, end of period	$218.1	$137.0
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2023	165.3	$1.7	$1,593.6	$1,866.2	$(244.4)	$3,217.1
Net income	—	—	—	133.3	—	133.3
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Dividends declared, $0.23 per share	—	—	—	(38.2)	—	(38.2)
Exercise of options, net of shares tendered for payment	0.4	—	15.2	—	—	15.2
Issuance of restricted shares, net of cancellations	0.4	—	(4.0)	—	—	(4.0)
Shares surrendered by employees to pay taxes	(0.1)	—	(5.1)	—	—	(5.1)
Share-based compensation	—	—	7.9	—	—	7.9
Balance - March 31, 2024	166.0	$1.7	$1,607.6	$1,961.3	$(243.4)	$3,327.2
Net income	—	—	—	186.1	—	186.1
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Dividends declared, $0.23 per share	—	—	—	(38.1)	—	(38.1)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.1	—	3.7	—	—	3.7
Shares surrendered by employees to pay taxes	—	—	(0.5)	—	—	(0.5)
Share-based compensation	—	—	8.4	—	—	8.4
Balance - June 30, 2024	165.5	$1.7	$1,569.2	$2,109.3	$(247.3)	$3,432.9
Net income	—	—	—	139.6	—	139.6
Other comprehensive loss, net of tax	—	—	—	—	(3.2)	(3.2)
Dividends declared, $0.23 per share	—	—	—	(38.0)	—	(38.0)
Share repurchase	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.3	—	8.0	—	—	8.0
Shares surrendered by employees to pay taxes	—	—	(0.5)	—	—	(0.5)
Share-based compensation	—	—	10.0	—	—	10.0
Balance - September 30, 2024	165.2	$1.7	$1,536.7	$2,210.9	$(250.5)	$3,498.8

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2022	164.5	$1.7	$1,554.9	$1,390.5	$(239.0)	$2,708.1
Net income	—	—	—	129.7	—	129.7
Other comprehensive income, net of tax	—	—	—	—	4.9	4.9
Dividends declared, $0.22 per share	—	—	—	(36.3)	—	(36.3)
Exercise of options, net of shares tendered for payment	0.1	—	2.5	—	—	2.5
Issuance of restricted shares, net of cancellations	0.5	—	(2.3)	—	—	(2.3)
Shares surrendered by employees to pay taxes	(0.1)	—	(4.3)	—	—	(4.3)
Share-based compensation	—	—	7.2	—	—	7.2
Balance - March 31, 2023	165.0	$1.7	$1,558.0	$1,483.9	$(234.1)	$2,809.5
Net income	—	—	—	152.9	—	152.9
Other comprehensive loss, net of tax	—	—	—	—	(2.5)	(2.5)
Dividends declared, $0.22 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	0.1	—	6.3	—	—	6.3
Shares surrendered by employees to pay taxes	—	—	(1.4)	—	—	(1.4)
Share-based compensation	—	—	6.9	—	—	6.9
Balance - June 30, 2023	165.1	$1.7	$1,569.8	$1,600.4	$(236.6)	$2,935.3
Net income	—	—	—	132.1	—	132.1
Other comprehensive loss, net of tax	—	—	—	—	(5.5)	(5.5)
Dividends declared, $0.22 per share	—	—	—	(36.4)	—	(36.4)
Exercise of options, net of shares tendered for payment	0.2	—	8.4	—	—	8.4
Shares surrendered by employees to pay taxes	—	—	(0.2)	—	—	(0.2)
Share-based compensation	—	—	7.2	—	—	7.2
Balance - September 30, 2023	165.3	$1.7	$1,585.2	$1,696.1	$(242.1)	$3,040.9
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S.	$687.6	$696.6	$2,166.4	$2,170.0
Western Europe	117.0	114.7	375.8	362.0
Developing (1)	129.9	142.8	391.9	406.4
Other Developed (2)	58.9	54.7	175.8	181.5
Consolidated net sales	$993.4	$1,008.8	$3,109.9	$3,119.9
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
Vertical market net sales information was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Residential	$519.5	$513.1	$1,644.1	$1,615.5
Commercial	282.7	295.2	864.9	913.3
Industrial	191.2	200.5	600.9	591.1
Consolidated net sales	$993.4	$1,008.8	$3,109.9	$3,119.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Performance obligations
As of September 30, 2024, we had $91.4 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	September 30, 2024	December 31, 2023	$ Change	% Change
Contract assets	$53.5	$70.8	$(17.3)	(24.4)%
Contract liabilities	40.4	53.7	(13.3)	(24.8)%
Net contract assets	$13.1	$17.1	$(4.0)	(23.4)%
The $4.0 million decrease in net contract assets from December 31, 2023 to September 30, 2024 was primarily the result of timing of milestone payments. Approximately 95% of our contract liabilities at December 31, 2023 were recognized in revenue in the first nine months of 2024.

3.     Share Plans
Total share-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Restricted stock units	$4.4	$3.9	$12.5	$11.3
Stock options	1.3	1.1	4.0	3.2
Performance share units	4.3	2.2	9.8	6.8
Total share-based compensation expense	$10.0	$7.2	$26.3	$21.3
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
During the nine months ended September 30, 2024, we initiated and continued execution of activities associated with our Transformation Program as well as initiated and continued certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring and Transformation Program initiatives included a reduction in hourly and salaried headcount of approximately 475 employees during the nine months ended September 30, 2024.
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Restructuring Initiatives
Severance and related costs	$17.4	$1.1	$26.8	$4.5
Other restructuring costs and related adjustments (1)	10.9	1.6	11.8	2.1
Total restructuring costs	28.3	2.7	38.6	6.6
Transformation Program
Severance and related costs	—	2.9	0.7	5.1
Other transformation costs (2)	15.4	11.0	43.5	23.3
Total transformation costs	15.4	13.9	44.2	28.4
Total restructuring and transformation costs	$43.7	$16.6	$82.8	$35.0
(1) Other restructuring costs and related adjustments primarily consist of certain accruals and related refinements as well as various contract termination costs, asset impairments and inventory write-offs associated with business and product line exits.

(2) Other transformation costs primarily consist of professional services, project management related costs, asset impairments and inventory write-offs, partially offset by gain on sale of assets.
Restructuring and transformation costs by reportable segment as well as Corporate and other were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Flow	$6.0	$1.6	$11.0	$2.8
Water Solutions	16.2	2.7	17.7	1.6
Pool	4.7	1.7	10.1	6.9
Corporate and other	16.8	10.6	44.0	23.7
Total restructuring and transformation costs	$43.7	$16.6	$82.8	$35.0
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2024:

In millions	September 30, 2024
Beginning balance	$13.4
Costs incurred	27.5
Cash payments and other	(19.8)
Ending balance	$21.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
5.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$139.6	$132.1	$459.0	$414.7
Net income from continuing operations	$139.6	$132.1	$459.2	$414.8
Weighted average ordinary shares outstanding
Basic	165.6	165.2	165.7	165.0
Dilutive impact of stock options, restricted stock units and performance share units	1.4	1.4	1.5	1.2
Diluted	167.0	166.6	167.2	166.2
Earnings per ordinary share
Basic
Continuing operations	$0.84	$0.80	$2.77	$2.51
Discontinued operations	—	—	—	—
Basic earnings per ordinary share	$0.84	$0.80	$2.77	$2.51
Diluted
Continuing operations	$0.84	$0.79	$2.75	$2.50
Discontinued operations	—	—	—	—
Diluted earnings per ordinary share	$0.84	$0.79	$2.75	$2.50
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.1	0.2	0.2	0.3
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
Activity related to our allowance for credit losses is summarized as follows for the nine months ended September 30, 2024:

In millions	September 30, 2024
Beginning balance	$11.2
Bad debt expense	(0.6)
Write-offs, net of recoveries	(1.2)
Other (1)	0.5
Ending balance	$9.9
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7.    Supplemental Balance Sheet Information

In millions	September 30, 2024	December 31, 2023
Inventories
Raw materials and supplies	$337.7	$369.1
Work-in-process	93.0	97.1
Finished goods	215.2	211.5
Total inventories	$645.9	$677.7
Other current assets
Cost in excess of billings	$53.5	$70.8
Prepaid expenses	67.8	55.2
Other current assets	6.7	33.3
Total other current assets	$128.0	$159.3
Property, plant and equipment, net
Land and land improvements	$32.5	$32.3
Buildings and leasehold improvements	226.5	225.5
Machinery and equipment	697.0	669.9
Capitalized software	92.4	70.5
Construction in progress	40.5	55.8
Total property, plant and equipment	1,088.9	1,054.0
Accumulated depreciation and amortization	730.4	692.0
Total property, plant and equipment, net	$358.5	$362.0
Other non-current assets
Right-of-use lease assets	$108.0	$102.0
Deferred income taxes	135.4	113.2
Deferred compensation plan assets	29.2	26.1
Other non-current assets	68.8	74.0
Total other non-current assets	$341.4	$315.3
Other current liabilities
Dividends payable	$38.0	$38.0
Accrued warranty	68.2	65.0
Accrued rebates and incentives	196.7	181.8
Accrued freight	20.0	20.4
Billings in excess of cost	33.9	46.9
Current lease liability	25.9	26.2
Income taxes payable	20.3	20.7
Accrued restructuring	21.1	13.4
Interest payable	12.4	29.7
Other current liabilities	89.2	103.2
Total other current liabilities	$525.7	$545.3
Other non-current liabilities
Long-term lease liability	$87.2	$79.1
Income taxes payable	35.6	35.6
Self-insurance liabilities	53.3	51.9
Deferred compensation plan liabilities	29.2	26.1
Foreign currency contract liabilities	60.7	70.0
Other non-current liabilities	39.4	32.0
Total other non-current liabilities	$305.4	$294.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2023	Foreign Currency Translation	September 30, 2024
Flow	$767.1	$5.1	$772.2
Water Solutions	1,400.6	1.1	1,401.7
Pool	1,106.9	—	1,106.9
Total goodwill	$3,274.6	$6.2	$3,280.8
Identifiable intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,108.1	$(399.6)	$708.5	$1,106.2	$(361.8)	$744.4
Proprietary technology and patents	89.8	(47.7)	42.1	89.7	(43.2)	46.5
Total definite-life intangibles	1,197.9	(447.3)	750.6	1,195.9	(405.0)	790.9
Indefinite-life intangibles
Trade names	252.2	—	252.2	251.5	—	251.5
Total intangibles	$1,450.1	$(447.3)	$1,002.8	$1,447.4	$(405.0)	$1,042.4
Identifiable intangible asset amortization expense was $13.5 million and $13.8 million for the three months ended September 30, 2024 and 2023, and $40.4 million and $41.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2024 and the next five years is as follows:

	Q4
	2024	2025	2026	2027	2028	2029
Estimated amortization expense	$13.6	$54.2	$52.9	$51.6	$49.0	$48.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2024	Maturity Year	September 30, 2024	December 31, 2023
Revolving credit facility (Senior Credit Facility)	6.046%	2026	$—	$—
Term Loan Facility	6.446%	2023 - 2027	825.0	987.5
Term loans (Senior Credit Facility)	N/A	2024	—	200.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(15.9)	(18.5)
Total debt			$1,628.4	$1,988.3
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
As of September 30, 2024, total availability under the Senior Credit Facility was $900.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During the nine months ended September 30, 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of September 30, 2024, the remaining obligation of $825.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.0 million, of which there were no outstanding borrowings at September 30, 2024. Borrowings under these credit facilities bear interest at variable rates.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We have $19.3 million of senior notes maturing in the next twelve months. We classified this debt as long-term as of September 30, 2024 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2024 matures on a calendar year basis as follows:

	Q4
In millions	2024	2025	2026	2027	2028	2029	Thereafter	Total
Contractual debt obligation maturities	$—	$19.3	$—	$825.0	$—	$400.0	$400.0	$1,644.3
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
At September 30, 2024 and December 31, 2023, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $15.7 million and $23.9 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At September 30, 2024 and December 31, 2023, we had outstanding cross currency swap agreements with a combined notional amount of $950.0 million and $940.2 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $39.9 million and $51.6 million at September 30, 2024 and December 31, 2023, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
In August 2024, we entered into a transaction to early terminate and cash settle a €150 million cross currency swap agreement, resulting in a net cash payment of $16.1 million, of which $16.4 million is included in investing activities and $0.3 million of interest income is included within operating activities on the Consolidated Statements of Cash Flows. Subsequent to the termination, we entered into new cross currency swap agreements with euro notional amounts matching the original swap agreement.
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable rate debt. As of September 30, 2024, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. We had an unrealized loss of $1.7 million and an unrealized gain of $0.3 million at September 30, 2024 and December 31, 2023, respectively, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.
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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2024		December 31, 2023
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$825.0	$825.0	$1,187.5	$1,187.5
Fixed rate debt	819.3	834.9	819.3	824.5
Total debt	$1,644.3	$1,659.9	$2,006.8	$2,012.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract liabilities	$—	$(1.7)	$—	$—	$(1.7)
Foreign currency contract liabilities	—	(60.7)	—	—	(60.7)
Deferred compensation plan assets	14.9	—	—	14.3	29.2
Total recurring fair value measurements	$14.9	$(62.4)	$—	$14.3	$(33.2)

	December 31, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$0.3	$—	$—	$0.3
Foreign currency contract assets	—	0.2	—	—	0.2
Foreign currency contract liabilities	—	(70.0)	—	—	(70.0)
Deferred compensation plan assets	12.1	—	—	14.0	26.1
Total recurring fair value measurements	$12.1	$(69.5)	$—	$14.0	$(43.4)
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
The effective income tax rate for the nine months ended September 30, 2024 was 14.1%, compared to 14.5% for the nine months ended September 30, 2023. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $36.8 million and $38.6 million at September 30, 2024 and December 31, 2023, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax are in the process of being adopted by a number of jurisdictions in which we operate. In particular, the U.K. completed passage of legislation to comply with the Pillar Two framework which became effective on January 1, 2024. For the nine months ended September 30, 2024, the impact of Pillar Two on our condensed consolidated financial statements was not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
12.    Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service cost	$0.4	$0.4	$1.2	$1.2
Interest cost	1.0	1.0	3.0	3.0
Expected return on plan assets	(0.1)	(0.2)	(0.3)	(0.6)
Net periodic benefit expense	$1.3	$1.2	$3.9	$3.6
Components of net periodic benefit expense for our other post-retirement plans for the three and nine months ended September 30, 2024 and 2023 were not material.

13.    Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the nine months ended September 30, 2024, we repurchased 1.2 million of our ordinary shares for $100.0 million. As of September 30, 2024, we had $500.0 million available for share repurchases under this authorization.
Dividends payable
On September 23, 2024, the Board of Directors declared a quarterly cash dividend of $0.23 per share, payable on November 1, 2024 to shareholders of record at the close of business on October 18, 2024. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $38.0 million at both September 30, 2024 and December 31, 2023, respectively.
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
Net sales of the Company’s reportable segments as well as Corporate and other were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Flow	$372.2	$400.2	$1,153.3	$1,203.6
Water Solutions	289.5	299.4	873.1	907.6
Pool	331.4	308.8	1,082.4	1,007.4
Reportable segment net sales	993.1	1,008.4	3,108.8	3,118.6
Corporate and other	0.3	0.4	1.1	1.3
Net sales	$993.4	$1,008.8	$3,109.9	$3,119.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The following table presents a reconciliation of reportable segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Reportable segment income
Flow	$82.8	$77.5	$244.5	$217.3
Water Solutions	64.4	68.8	192.9	196.0
Pool	112.7	90.6	357.1	311.9
Reportable segment income	259.9	236.9	794.5	725.2
Corporate and other	(20.7)	(24.8)	(66.6)	(67.9)
Asset impairment and write-offs	(8.5)	(1.8)	(9.3)	(6.2)
Restructuring and other	(23.4)	(1.6)	(33.9)	(5.1)
Transformation costs	(12.6)	(13.5)	(41.4)	(28.0)
Intangible amortization	(13.5)	(13.8)	(40.4)	(41.5)
Legal accrual adjustments and settlements	(0.7)	—	7.5	(2.2)
Interest expense, net	(19.8)	(27.5)	(73.4)	(91.7)
Other (expense) income	(0.5)	(1.0)	(2.5)	2.3
Income from continuing operations before income taxes	$160.2	$152.9	$534.5	$484.9
15.    Commitments and Contingencies
Warranties
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.
The changes in the carrying amount of service and product warranties from continuing operations for the nine months ended September 30, 2024 were as follows:

In millions	September 30, 2024
Beginning balance	$65.0
Service and product warranty provision	68.7
Payments	(65.6)
Foreign currency translation	0.1
Ending balance	$68.2
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
As of September 30, 2024 and December 31, 2023, the outstanding value of bonds, letters of credit and bank guarantees totaled $105.1 million and $124.3 million, respectively.

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
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s moving, improving or helping people enjoy water, we help manage life’s most essential resource. We are composed of three reporting segments: Flow, Water Solutions and Pool. For the first nine months of 2024, the Flow, Water Solutions and Pool segments represented approximately 37%, 28% and 35% of total revenues, respectively. We classify our operations into reporting segments based primarily on types of products offered and markets served:
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
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in the first nine months of 2024 and are reasonably likely to impact our results in the future:
•In 2021, we created a transformation office and launched and committed resources to the Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2023 and the first nine months of 2024, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, strategic sourcing, operations excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to continue to incur transformation costs throughout the remainder of 2024 and beyond.
•In 2024, we began using 80/20 guiding principles to enable our Transformation Program. This 80/20 analysis is expected to create value by focusing on the right customers and products through quadrant based strategies. We expect the analysis to result in actions to improve operating performance by reducing lower margin sales and removing complexity in the future.
•During 2023 and the first nine months of 2024, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2024 and to drive margin growth.
•During 2023 and the first nine months of 2024, we experienced inflationary cost increases for certain raw materials as well as logistics and transportation costs. The current volatile market for commodities has the potential to continue to drive price increases in our supply chain. While we have taken pricing actions and implemented transformation initiatives that we expect to improve productivity and offset cost increases, we anticipate inflationary cost increases to continue for the remainder of 2024.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2024 and 2023 were as follows:

	Three months ended
In millions	September 30, 2024	September 30, 2023	$ Change	% / Point Change
Net sales	$993.4	$1,008.8	$(15.4)	(1.5)%
Cost of goods sold	600.2	637.0	(36.8)	(5.8)%
Gross profit	393.2	371.8	21.4	5.8%
% of net sales	39.6%	36.9%		2.7	pts

Selling, general and administrative	190.4	166.2	24.2	14.6%
% of net sales	19.2%	16.5%		2.7	pts
Research and development	22.9	25.5	(2.6)	(10.2)%
% of net sales	2.3%	2.5%		(0.2)	pts

Operating income	179.9	180.1	(0.2)	(0.1)%
% of net sales	18.1%	17.9%		0.2	pts

Other income	(0.1)	(0.3)	0.2	N.M.
Net interest expense	19.8	27.5	(7.7)	(28.0)%

Income from continuing operations before income taxes	160.2	152.9	7.3	4.8%
Provision for income taxes	20.6	20.8	(0.2)	(1.0)%
Effective tax rate	12.9%	13.6%		(0.7)	pts
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended
In millions	September 30, 2024	September 30, 2023	$ Change	% / Point Change
Net sales	$3,109.9	$3,119.9	$(10.0)	(0.3)%
Cost of goods sold	1,888.7	1,966.8	(78.1)	(4.0)%
Gross profit	1,221.2	1,153.1	68.1	5.9%
% of net sales	39.3%	37.0%		2.3	pts

Selling, general and administrative expenses	540.7	504.6	36.1	7.2%
% of net sales	17.4%	16.2%		1.2	pts
Research and development expenses	71.8	76.3	(4.5)	(5.9)%
% of net sales	2.3%	2.4%		(0.1)	pts

Operating income	608.7	572.2	36.5	6.4%
% of net sales	19.6%	18.3%		1.3	pts

Other expense (income)	0.8	(4.4)	5.2	N.M.
Net interest expense	73.4	91.7	(18.3)	(20.0)%

Income from continuing operations before income taxes	534.5	484.9	49.6	10.2%
Provision for income taxes	75.3	70.1	5.2	7.4%
Effective tax rate	14.1%	14.5%		(0.4)	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
	over the prior year period	over the prior year period
Volume	(3.7)%	(2.1)%
Price	2.2	2.0
Core growth	(1.5)	(0.1)
Acquisition/Divestitures	(0.2)	(0.1)
Currency	0.2	(0.1)
Total	(1.5)%	(0.3)%
The 1.5 and 0.3 percent decreases in net sales in the third quarter and first nine months, respectively, of 2024 from 2023 were primarily driven by:
•decreased sales volume in our residential flow and industrial solutions businesses within our Flow segment compared to the prior year;
•decreased sales volume within our commercial and residential businesses in our Water Solutions segment compared to the prior year, in addition to the completion of a large project in 2023 within our commercial business that did not recur in the first nine months of 2024; and
•a product line exit in our Pool segment that occurred in the first nine months of 2024.

These decreases were partially offset by:
•increased selling prices in our Flow segment, in our commercial business within our Water Solutions segment and in our Pool segment to mitigate inflationary cost increases;
•increased sales volume in our commercial flow business within our Flow segment compared to the prior year;
•increased sales volume within our Pool segment due to higher demand compared to the prior year; and
•favorable foreign currency effects compared to the third quarter of the prior year.
Gross profit
The 2.7 and 2.3 percentage point increases in gross profit as a percentage of net sales in the third quarter and first nine months, respectively, of 2024 from 2023 were primarily driven by:
•increases in selling prices to mitigate impacts of inflationary costs;
•increased productivity mainly driven by transformation initiatives across all segments and manufacturing leverage within our Pool segment; and
•asset impairment and write-offs of $3.5 million recorded in the first nine months of 2024, compared to $5.3 million in the first nine months of 2023.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
Selling, general and administrative expenses (“SG&A”)
The 2.7 and 1.2 percentage point increases in SG&A as a percentage of net sales in the third quarter and first nine months, respectively, of 2024 from 2023 were primarily driven by:
•transformation costs of $41.4 million in the first nine months of 2024, compared to $28.0 million in the first nine months of 2023;
•restructuring and other costs of $23.4 million in the third quarter of 2024, compared to $1.6 million in the third quarter of 2023, and $33.9 million in the first nine months of 2024, compared to $5.1 million in the first nine months of 2023; and
•asset impairment charges of $5.7 million in third quarter of 2024, compared to $0.4 million in the third quarter of 2023, and $5.8 million in the first nine months of 2024, compared to $0.9 million in the first nine months of 2023.
These increases were partially offset by:
•a reduction in our legal accrual of $7.5 million in the first nine months of 2024, compared to an increase in our legal accrual of $2.2 million in the first nine months of 2023.
Net interest expense
The 28.0 and 20.0 percent decreases in net interest expense in the third quarter and first nine months, respectively, of 2024 from 2023 were primarily driven by:
•lower variable debt compared to the same period of the prior year.
Provision for income taxes
The 0.7 and 0.4 percentage point decreases in the effective tax rate in the third quarter and first nine months, respectively, of 2024 from 2023 were primarily driven by:
•the favorable impact of discrete items that occurred during the first nine months of 2024 that did not occur in the same period of the prior year.
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
Flow
The net sales and segment income for Flow were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2024	September 30, 2023	% / Point Change		September 30, 2024	September 30, 2023	% / Point Change
Net sales	$372.2	$400.2	(7.0)%		$1,153.3	$1,203.6	(4.2)%
Segment income	82.8	77.5	6.8%		244.5	217.3	12.5%
% of net sales	22.2%	19.4%	2.8	pts	21.2%	18.1%	3.1	pts
Net sales
The components of the change in Flow net sales from the prior period were as follows:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
	over the prior year period	over the prior year period
Volume	(9.1)%	(5.9)%
Price	1.8	1.7
Core growth	(7.3)	(4.2)
Currency	0.3	—
Total	(7.0)%	(4.2)%
The 7.0 and 4.2 percent decreases in net sales for Flow in the third quarter and first nine months, respectively, of 2024 from 2023 were primarily driven by:
•decreased sales volume in our residential flow and industrial solutions businesses compared to the prior year.
These decreases were partially offset by:
•increased sales volume in our commercial flow business compared to the prior year;
•increased selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects compared to the third quarter of the prior year.
Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	over the prior year period		over the prior year period
Growth/Price	3.5	pts	2.5	pts
Inflation	(2.0)		(2.2)
Productivity	1.3		2.8
Total	2.8	pts	3.1	pts

The 2.8 and 3.1 percentage point increases in segment income for Flow as a percentage of net sales in the third quarter and first nine months, respectively, of 2024 from 2023 were primarily driven by:
•increased selling prices to mitigate impacts of inflation and favorable mix; and
•increased productivity mainly driven by transformation initiatives.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2024	September 30, 2023	% / Point Change		September 30, 2024	September 30, 2023	% / Point Change
Net sales	$289.5	$299.4	(3.3)%		$873.1	$907.6	(3.8)%
Segment income	64.4	68.8	(6.4)%		192.9	196.0	(1.6)%
% of net sales	22.2%	23.0%	(0.8)	pts	22.1%	21.6%	0.5	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
	over the prior year period	over the prior year period
Volume	(4.6)%	(4.8)%
Price	1.1	1.3
Core growth	(3.5)	(3.5)
Currency	0.2	(0.3)
Total	(3.3)%	(3.8)%
The 3.3 and 3.8 percent decreases in net sales for Water Solutions in the third quarter and first nine months, respectively, of 2024 from 2023 were primarily driven by:
•decreased sales volume compared to the prior year, in addition to the completion of a large project in 2023 within our commercial business that did not recur in the first nine months of 2024; and
•unfavorable foreign currency effects compared to the first nine months of the prior year.
These decreases were partially offset by:
•increased selling prices in our commercial business to mitigate inflationary cost increases.

Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	over the prior year period		over the prior year period
Growth/Price	—	pts	1.3	pts
Currency	0.5		—
Inflation	(2.2)		(2.3)
Productivity	0.9		1.5
Total	(0.8)	pts	0.5	pts
The 0.8 percentage point decrease in segment income for Water Solutions as a percentage of net sales in the third quarter of 2024 from 2023 was primarily driven by:
•inflationary cost increases related to labor costs and certain raw materials.
This decrease was partially offset by:
•increased productivity in our residential business mainly driven by transformation initiatives;
•increased selling prices in our commercial business to mitigate impacts of inflation; and
•favorable foreign currency effects compared to the prior year.
The 0.5 percentage point increase in segment income for Water Solutions as a percentage of net sales in the first nine months of 2024 from 2023 was primarily driven by:
•increased productivity mainly driven by transformation initiatives; and
•increased selling prices in our commercial business to mitigate impacts of inflation and favorable mix.
This increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2024	September 30, 2023	% / Point Change		September 30, 2024	September 30, 2023	% / Point Change
Net sales	$331.4	$308.8	7.3%		$1,082.4	$1,007.4	7.4%
Segment income	112.7	90.6	24.4%		357.1	311.9	14.5%
% of net sales	34.0%	29.3%	4.7	pts	33.0%	31.0%	2.0	pts

Net sales
The components of the change in Pool net sales from the prior period were as follows:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
	over the prior year period	over the prior year period
Volume	4.1%	4.9%
Price	3.9	3.0
Core growth	8.0	7.9
Acquisition/Divestiture	(0.7)	(0.5)
Total	7.3%	7.4%
The 7.3 and 7.4 percent increases in net sales for Pool in the third quarter and first nine months, respectively, of 2024 from 2023 were primarily driven by:
•increased sales volume due to higher demand compared to the prior year; and
•increased selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•a product line exit that occurred in the first nine months of 2024.
Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	over the prior year period		over the prior year period
Growth/Price/Divestiture	1.0	pts	1.9	pts
Inflation	(1.5)		(1.8)
Productivity	5.2		1.9
Total	4.7	pts	2.0	pts
The 4.7 and 2.0 percentage point increases in segment income for Pool as a percentage of net sales in the third quarter and first nine months, respectively, of 2024 from 2023 were primarily driven by:
•increased productivity driven by transformation initiatives and manufacturing leverage; and
•increased selling prices to mitigate impacts of inflation.
These increases were partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.

BACKLOG OF ORDERS BY SEGMENT

In millions	September 30, 2024	December 31, 2023	$ Change	% Change
Flow	$344.7	$390.1	$(45.4)	(11.6)%
Water Solutions	84.3	108.5	(24.2)	(22.3)%
Pool	94.6	239.7	(145.1)	(60.5)%
Total backlog	$523.6	$738.3	$(214.7)	(29.1)%
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2024 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter as the seasonality of our businesses peaked and generated significant cash to fund our operations. We continued to generate significant cash to fund our operations in the third quarter of 2024.
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
Summary of cash flows

	Nine months ended
In millions	September 30, 2024	September 30, 2023
Net cash provided by (used for):
Operating activities of continuing operations	$680.4	$502.3
Investing activities	(68.2)	(45.9)
Financing activities	(560.0)	(426.2)

Operating activities
Net cash provided by operating activities of continuing operations in the first nine months of 2024 primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization, share-based compensation and asset impairment, of $580.5 million. Additionally, we had a cash inflow of $80.9 million as a result of changes in net working capital, primarily due to lower inventory and accounts receivable balances. These decreases were primarily related to supply chain efficiencies and improved lead times.
Net cash provided by operating activities of continuing operations in the first nine months of 2023 primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization and asset impairment, of $506.8 million.
Investing activities
Net cash used for investing activities in the first nine months of 2024 primarily reflects capital expenditures of $51.7 million and cash paid upon the settlement of net investment hedges of $16.4 million.
Net cash used for investing activities in the first nine months of 2023 primarily reflects capital expenditures of $54.8 million, partially offset by proceeds from the sale of property and equipment of $5.4 million.
Financing activities
Net cash used for financing activities in the first nine months of 2024 primarily relates to the repayment of $200.0 million term loans under the Senior Credit Facility, $162.5 million Term Loan Facility principal payments, dividend payments of $114.3 million and share repurchases of $100.0 million.
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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2024	September 30, 2023
Net cash provided by operating activities of continuing operations	$680.4	$502.3
Capital expenditures of continuing operations	(51.7)	(54.8)
Proceeds from sale of property and equipment of continuing operations	0.4	5.4
Free cash flow from continuing operations	629.1	452.9
Net cash used for operating activities of discontinued operations	(0.2)	(1.6)
Free cash flow	$628.9	$451.3

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
As of September 30, 2024, total availability under the Senior Credit Facility was $900.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During the nine months ended September 30, 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of September 30, 2024, the remaining obligation of $825.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.0 million, of which there were no outstanding borrowings at September 30, 2024. Borrowings under these credit facilities bear interest at variable rates.
We have $19.3 million of senior notes maturing in the next twelve months. We classified this debt as long-term as of September 30, 2024 as we have the intent and ability to refinance such obligation on a long-term basis under the revolving credit facility under the Senior Credit Facility.
As of September 30, 2024, we had $94.8 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. During the nine months ended September 30, 2024, we repurchased 1.2 million of our ordinary shares for $100.0 million. As of September 30, 2024, we had $500.0 million available for share repurchases under this authorization.
Dividends payable
On September 23, 2024, the Board of Directors declared a quarterly cash dividend of $0.23 per share, payable on November 1, 2024 to shareholders of record at the close of business on October 18, 2024. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $38.0 million at both September 30, 2024 and December 31, 2023, respectively.
We paid dividends in the first nine months of 2024 of $114.3 million, or $0.69 per ordinary share compared with $108.9 million, or $0.66 per ordinary share, in the prior year period.

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

The following table presents summarized financial information as of September 30, 2024 and December 31, 2023 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	September 30, 2024	December 31, 2023
Current assets (1)	$102.1	$71.7
Noncurrent assets (2)	2,576.1	2,686.9
Current liabilities (3)	1,911.7	1,659.0
Noncurrent liabilities (4)	1,861.3	2,331.4
(1) No assets due from non-guarantor subsidiaries were included as of September 30, 2024 and December 31, 2023, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,562.6 million and $2,673.3 million as of September 30, 2024 and December 31, 2023, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $1,858.3 million and $1,583.6 million as of September 30, 2024 and December 31, 2023, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $162.7 million and $268.4 million as of September 30, 2024 and December 31, 2023, respectively.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2024. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 27	168	$74.42	—	$550,002,247
July 28 - August 24	14,109	87.85	—	550,002,247
August 25 - September 30	553,180	90.85	550,226	500,002,264
Total	567,457		550,226
(a)The purchases in this column include 168 shares for the period July 1 - July 27, 14,109 shares for the period July 28 - August 24 and 2,954 shares for the period August 25 - September 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. As of September 30, 2024, we had $500.0 million remaining availability for repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 5.    OTHER INFORMATION
(c)During the third quarter of 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below.

			(a)	(b)
Name and Title	Action Taken	Date	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Shares to be Sold
Philip M. Rolchigo, Executive Vice President and Chief Technology Officer	Adoption	08/01/2024	Rule 10b5-1 trading arrangement	02/28/2025	Up to 3,588 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement
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

Exhibit Index to Form 10-Q for the Period Ended September 30, 2024

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 22, 2024.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer