Form 10-K
period 2024-12-31
PENTAIR plc
filed 2025-02-25
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $76.67 per share as reported on the New York Stock Exchange on June 30, 2024 (the last business day of Registrant’s most recently completed second quarter): $12,544,144,875.
The number of shares outstanding of Registrant’s only class of common stock on December 31, 2024 was 164,817,183.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant’s definitive proxy statement for its annual general meeting to be held on May 6, 2025, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2024

PART I

ITEM 1.    BUSINESS
Unless the context otherwise indicates, references herein to “Pentair,” the “Company,” and such words as “we,” “us,” and “our” include Pentair plc and its consolidated subsidiaries.
GENERAL
At Pentair, we help the world sustainably move, improve and enjoy water, life’s most essential resource. From our residential and commercial water solutions to industrial water management and everything in between, Pentair is focused on smart, sustainable water solutions that help our planet and people thrive.
Pentair strategy
Our vision is to be the world’s most valued sustainable water solutions company for our employees, customers and shareholders. As a company, we:
•Focus on growth in our core businesses and strategic initiatives;
•Accelerate digital innovation and technology as well as sustainability investments;
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
On December 2, 2024, as part of our Pool reportable segment, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”) for $116.0 million in cash, net of cash acquired and subject to customary adjustments. The net purchase price is comprised of an upfront cash payment of $108.0 million, subject to customary adjustments, and the estimated fair value at the acquisition date of a contingent earn-out liability based upon the achievement of certain defined operating results in the two years following the acquisition. G & F Manufacturing manufactures and services pool heat pumps.
Our registered principal office is located at Regal House, 70 London Road, Twickenham, London, TW13QS United Kingdom. Our management office in the United States (“U.S.”) is located at 5500 Wayzata Boulevard, Suite 900, Golden Valley, Minnesota.
BUSINESS AND PRODUCTS
Pentair is comprised of three reportable segments: Flow, Water Solutions and Pool. The following is a brief description of each of the Company’s reportable segments and business activities.
Flow
The Flow segment aims to deliver water where it is needed, when it is needed, more efficiently and to transform waste into value. This segment designs, manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps, and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, including fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray.
For the fiscal year ended December 31, 2024, our residential and irrigation flow businesses, which sell pumps focused on residential and agriculture, comprised approximately 37% of Flow sales. Another approximately 29% of Flow sales were from the commercial & infrastructure flow businesses, which sell larger pumps focused on fire suppression, water supply, wastewater and flood control. The remaining approximately 34% of Flow sales were from the industrial solutions business, comprised of applications focused on industrial process and air filtration and sustainable gas.

Flow brand names include Pentair Flow, Aurora, Berkeley, Codeline, Fairbanks-Nijhuis, Haffmans, Hydromatic, Hypro, Jung Pumpen, Myers, Sta-Rite, Shurflo, Südmo and X-Flow.
Customers
Flow customers include businesses engaged with end users, and wholesale and retail distribution in the residential, agricultural, commercial, food and beverage, and industrial vertical markets.
Seasonality
We have historically experienced increased demand following warm weather trends for residential water supply and agricultural products. Such demand historically has been at seasonal highs from April to August. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts.
Competition
Flow faces numerous domestic and international competitors, some of which have substantially greater resources directed to the vertical markets in which we compete. Competition focuses on brand names, product performance (including energy-efficient offerings and required specifications), quality, service and price. We compete by offering a wide variety of innovative and high-quality products, which we believe are competitively priced.
Water Solutions
The Water Solutions segment aims to provide great tasting, higher-quality water and ice while helping people use water more productively. This segment designs, manufactures and sells commercial and residential water treatment products and systems including pressure tanks, control valves, activated carbon products, commercial ice machines, conventional filtration products, and point-of-entry and point-of-use water treatment systems. These water treatment products and systems are for use in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial water management and filtration in foodservice operations. In addition, our water solutions business also provides installation and preventative services for water management solutions for commercial operators.

For the fiscal year ended December 31, 2024, our commercial business, which offers products such as conventional filtration products, commercial point-of-entry and point-of-use water treatment systems, activated carbon products and commercial ice machines, comprised approximately 66% of Water Solutions sales. In addition, our commercial business also provides installation and preventative services for water management solutions for commercial operators. The other approximately 34% of Water Solutions sales were associated with our residential business, which primarily focuses on products associated with residential point of entry and point of use filtration and softening systems, pressure tanks and control valves.
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
Competition
Water Solutions faces numerous domestic and international competitors, some of which have substantially greater resources directed to the vertical markets in which we compete. Competition focuses on brand names, product performance (including required specifications), quality and price. We compete by offering a wide variety of innovative and high-quality products, which we believe are competitively priced. We believe our distribution channels and reputation for quality also provide us a competitive advantage.
Pool
The Pool segment aims to provide innovative, energy-efficient pool solutions to help people more sustainably enjoy water. This segment designs, manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our pool products include residential and commercial pool maintenance, pool repair, renovation, service, construction and aquaculture solutions.
The primary brand names associated with the Pool segment are Pentair Pool, Kreepy Krauly, Pleatco and Sta-Rite.

Customers
Pool customers include businesses engaged in wholesale and retail distribution in the residential and commercial vertical markets. Customers in the residential and commercial verticals also include end users and consumers.
One customer in the Pool business represented approximately 15% of our consolidated net sales in both 2024 and 2023.
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
Competition
Pool faces numerous domestic and international competitors, some of which have substantially greater resources directed to the vertical markets in which we compete. Competition focuses on brand names, product performance (including energy-efficient offerings and required specifications), quality, service and price. We compete by offering a wide variety of innovative and high-quality products, which we believe are competitively priced. We believe our distribution channels and reputation for quality also provide us a competitive advantage.
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
Human capital resources
We believe our success depends on our ability to attract, develop and retain strong employees. We believe a deep-rooted culture energizes our employees to make a difference within and beyond the workplace. We strive to be the destination for top talent, and work hard to develop and retain high performers throughout their career. We also believe our Win Right values, positive culture and commitment to inclusion and diversity foster innovation and curiosity, which, in turn, can contribute to us being an industry leader.
As of December 31, 2024, we had approximately 9,750 employees worldwide, of which approximately 50% are located in the U.S. A small portion of our U.S. employees are unionized. Outside the U.S. we have employees in certain countries, primarily in Europe, who are represented by an employee representative organization, such as a union, works council or employee association.

Employee engagement and development
We believe engaging our employees and developing their careers is important to our long-term success and ties directly to our Win Right culture and values. We support our Win Right culture by providing dedicated culture training to our employees globally. We engage with our employees and gather feedback about our employee programs, practices and policies through various approaches that include town hall meetings where Pentair leaders share strategies and perspectives and answer questions; quarterly leadership meetings to communicate our results and expectations; and an annual senior leadership meeting to drive growth and productivity initiatives, share best practices, and invest in our leaders. In addition, we conduct employee engagement and pulse surveys during the year to gauge the level of engagement and potential actions needed on culture, the business, employee experience and retention. We believe in transparency with our employees and provide the results of those surveys to the manager level and above which drive the development of action plans.
Training and development
To support employees in their career journey, we have developed and shared through our dedicated development site, a number of tools and resources. We offer career pathing and development resources for all functions throughout Pentair. We support development annually with a dedicated career week, individual development planning and targeted development experiences supported through live training sessions; on-demand eLearning, virtual classrooms and downloadable materials. Additionally, our annual talent management process supports employees to set objectives, receive feedback and development, and build development plans with their leaders.
Our talent development efforts span across various levels of our organization, including our early career Leadership Development Program, a 36-month program in which potential future leaders participate in rotations intended to develop their capabilities through organization-wide exposure, and our Growth Manager development programs that prepare our new and experienced managers to be more effective and inclusive leaders at Pentair.
Inclusion
Our commitment to inclusion is part of living our Win Right values. Our success also depends on our ability to attract, engage, develop and retain our employees, which includes diverse employees from an array of backgrounds. We believe an inclusive and diverse workforce contributes different perspectives and innovative ideas that enable us to improve. We believe that every employee should be provided the same opportunity to be heard, respected, have a sense of belonging and contribute to our mission. Our Business Resource Groups, which are open to everyone, have been established to help promote a culture of inclusion by providing an additional forum for employee feedback, such as sharing insights that could help the business improve, and sponsoring awareness, education and engagement.
We take an integrated approach to supporting and promoting workplace inclusion by fostering a globally aware, inclusive culture; and reinforcing our practices to be fair and nondiscriminatory. We have various training and organizational approaches dedicated to fostering inclusion, including a training called the “The Power of Inclusion;” Business Resource Groups led by employees; Pentair’s Code of Business Conduct and Ethics; and other resources on our company’s intranet.
Health, safety and wellness
We are committed to providing a safe workplace for all of our employees. We encourage employees to “Stop Work” anytime there is a potential concern regarding worker safety, and promote an open door policy so that all of our employees feel free to speak to their manager if there are any potential health, safety, compliance or sustainability concerns. Additionally, each site maintains a confidential reporting process, and we encourage the use of the Ethics Hotline for employees to report anonymously potential safety concerns. All locations, enterprise wide, are required to meet regulatory agency standards as applicable to each site’s location.
Compensation and benefits
In the U.S., non-union full-time employees are eligible to receive the following benefits: short-term and long-term disability insurance; flexible and health savings accounts and wellness programs; health insurance (medical, pharmacy, dental); eight weeks paid parental leave for birth, adoptive and foster parents; two weeks paid caregiver leave; legal services; retirement benefits; employee stock purchase plan; tuition reimbursement; holidays; vacation and sick time. Benefits for union employees and employees of G & F Manufacturing, which was acquired on December 2, 2024, may vary.

Sustainability Activities
As a leading provider of smart, sustainable water solutions and with a foundation of Win Right values, we recognize that the work we do and the products and services we provide help to improve lives and the environment around the world. We are focused on building on our Win Right values and culture by further contributing to the development of a sustainable and responsible society that we believe will also drive our future growth. We are also focused on further integrating our sustainability goals throughout our business by creating accountability for our sustainability strategy and shared commitments. We have established formal sustainability programs to further advance our sustainability goals.
In 2023, Pentair completed an Environmental, Social and Governance (“ESG”) assessment in alignment with the European Union’s Corporate Sustainability Reporting Directive (“CSRD”). This assessment supported the topics focused on in our first set of social responsibility strategic targets, which we announced in 2021. These strategic targets remained in effect through 2024 and reflected the Company’s social responsibility focus areas. Also in alignment with the CSRD, in 2025 we are conducting an updated sustainability assessment, and expect to use the results of this updated assessment for continued sustainability strategic planning and risk management, as well as to determine future focus areas, targets, goals and disclosure requirements under the CSRD.
Annually, we publish a corporate responsibility/sustainability report on our sustainability activities and accomplishments, which can be found on our corporate website, and which is not incorporated by reference into this Annual Report on Form 10-K.
Environmental Matters
See ITEM 1A “Risk Factors – We are exposed to environmental laws, liabilities and litigation.”

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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial, commercial, and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our businesses and the businesses of our customers and suppliers include the overall strength of the global economy and various regional economies and our customers’ confidence in these economies, industrial and governmental capital spending, the strength of residential and commercial real estate markets, residential housing markets, the food service industry, the commercial business climate, global supply chain stability, possible tariff increases, unemployment rates, availability of consumer and commercial financing, interest rates, inflation rates, and energy and commodity prices. Recessions, economic downturns, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability, inflation and the strengthening of the U.S. dollar have and could continue to adversely impact our results of operations. In addition, military conflicts, such as those between Russia and Ukraine and in the Middle East, and their impact on economies, may adversely impact our results of operations. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, regional and local companies, diversified and pure-play companies, and lower-cost manufacturers. Competition may also result from new entrants into the markets we serve offering products and/or services that compete with ours. We compete based on technical expertise, intellectual property, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms, service offerings, customer experience and service, and price. Some of our competitors attempt to compete based primarily on price, localized expertise, and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns, average selling prices tend to decrease as market participants compete more aggressively on price. Moreover, demand for our products, which impacts profit margins, is affected by changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, adoption of new technology and connected products, and changes in customers’ preferences for our products, including the success of products offered by our competitors. Customer purchasing behavior may also shift by product mix in the market or result in a shift to new distribution channels. If we are unable to continue to differentiate our products, services and solutions or adapt to changes in customer purchasing behavior or shifts in distribution channels, or if we are unable to maintain our desired pricing or forced to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our future growth is dependent upon our ability to transform and adapt our products, services, solutions, and organization to meet the demands of local markets in both developed and emerging economies and by developing or acquiring new technologies that achieve market acceptance with acceptable margins.
We operate in global markets that are characterized by customer demand that is often global in scope but localized in delivery. We compete with numerous smaller regional and local companies that may be positioned to offer products produced at lower cost than ours, or to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. Also, in several markets, potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. In addition, we need to be flexible to adapt our products to ever changing customer preferences, including those relating to climate change and sustainability matters as well as regulatory requirements. We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the U.S. We expect to continue investing in our businesses to drive these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our core sales growth will likely be limited or may decline. Accordingly, our future success depends upon a number of factors, including our ability to transform and adapt our products, services, solutions, organization, workforce and sales strategies to fit localities throughout the world; identify emerging technological and other trends in our target end markets; and develop or acquire competitive technologies, products, services, and solutions and bring them to market quickly and cost-effectively. We must also monitor emerging technologies, such as artificial intelligence, and business models, and we may not be able to take advantage of such technologies, which could include not being able to attract and retain talent that would enable us to leverage such technologies. Our competitors may be more successful in their technology strategy and develop superior products and services with the aid of emerging technologies. In addition, the markets for our products, services and solutions may not develop or grow as we anticipate. The failure of our products, services or solutions to gain market acceptance due to more attractive offerings by our competitors, the introduction of new competitors to the market with new or innovative product offerings, or the failure to address any of the above factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to identify, finance and complete suitable acquisitions and investments, and any completed acquisitions and investments may be unsuccessful or consume significant resources.
Our business strategy includes acquiring businesses and making investments that complement our existing businesses. We continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product, service, and solution offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions, or successfully complete acquisitions in the future. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including:
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
During 2024 and 2023, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Additionally, in 2024 and 2023, we made progress on our Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. As a result, we have incurred and expect to continue to incur in the future substantial expense, including transformation costs that include professional services, project management and related design and execution charges, as well as costs related to both labor and non-labor restructuring and IT investments, and restructuring charges. In 2024, we also began using 80/20 guiding principles, which focus on key customers and products through quadrant-based strategies, and we expect this analysis to result in actions to improve operating performance by reducing lower margin sales and removing complexity. As a result, it is possible our revenues could be reduced by exiting certain customers and products. In addition, we may not be able to achieve accelerated growth and margin expansion or operating efficiencies to reduce costs or realize benefits that we anticipate in connection with the foregoing initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience cost increases and other inflation.
In recent years, we experienced inflationary cost increases of raw materials, such as metals and resins, drives and motors, as well as increases in logistics, transportation, energy, insurance and labor costs (including wages, pensions and health care benefits). The ongoing volatile market for commodities has the potential to continue to drive price increases in our supply chain. The current U.S. administration has recently implemented tariffs and has announced the possibility of implementing additional, or increasing current, tariffs; these actions and any reactionary tariff adjustments by other countries may also contribute to inflationary cost increases. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases. We also implement operational initiatives to mitigate the impacts of inflation and reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. We anticipate supply chain pressures and inflationary cost increases due to potential tariffs and pressure on global manufacturing to continue into 2025. Continued cost inflation, new or increased tariffs, or our failure to increase prices, generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interruption of our supply chain could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
In recent years, we experienced supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand for these materials. These disruptions or our failure to effectively respond to them may increase product, logistics or labor costs, limit availability of raw materials or cause delays in delivering our backlog, or may cause an inability to deliver products to our customers or meet customer demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate supply chain pressures, supply chain challenges may continue in the future. In addition, as we execute on our ongoing Transformation Program, we may incur additional costs as a result of changing to new suppliers and investing in alternative fixtures and tools. Any material interruption in our supply chain, such as: material interruption of the supply of raw materials and components due to the casualty loss of any of our manufacturing plants; interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels; unexpected delays in shipping or processing through customs of goods; increased logistics costs, including air freight; lack of availability of marine cargo insurance for shipments in certain geographies due to hostilities; trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions or inspections; or other unexpected or uncontrollable events that cause a material interruption in our supply chain such as pandemics, social or labor unrest, natural disasters, or political disputes, international hostilities, and military conflicts could negatively affect our ability to produce or deliver our products and have a negative material impact on our business and our profitability. Additionally, our raw materials and components are sourced from a wide variety of domestic and international business partners. We rely on these suppliers to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner may be a challenge, especially with respect to raw materials and components sourced from outside the U.S. and from countries or regions with diminished infrastructure, developing or failing economies, or which are experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers. A supplier's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. In addition, our competitors may be less reliant on third-party suppliers than we are or have suppliers in a region that has a better cost position or an enhanced logistical advantage than we have, which may give such competitors more control over their supply chain and lead times for manufacturing products. These issues could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political, regulatory, economic, trade, and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2024 accounted for 31% of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in, and purchasing from, numerous countries. These risks include:
•changes in general economic and political conditions in countries where we operate or purchase from, particularly in emerging markets;
•relatively more severe or unpredictable economic conditions in some international markets than in the U.S.;
•the imposition of sanctions, tariffs, duties, exchange controls, currency restrictions or other trade restrictions;
•changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;
•the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;
•the difficulty of communicating and monitoring evolving regulations, standards and directives across our sales channels, product lines, services and global facilities;

•the difficulty of ensuring that our products, services, sales channels and supply chains meet ever-changing regional regulations and requirements;
•trade protection measures and import or export licensing requirements and restrictions;
•the possibility of international hostilities, military conflicts or terrorist action affecting us, our operations, supply chains, our end-markets or economies generally;
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
Changes in U.S. or foreign government administrative policy, including the imposition of, or increases in, tariffs and changes to existing trade agreements, could have a material adverse effect on us.
As a result of changes to U.S. or foreign government administrative policy, there may be changes to existing trade agreements; greater restrictions on free trade generally; imposition of or significant increases in tariffs on goods including those imported into the U.S., particularly tariffs on products manufactured in Mexico, China, Canada, or other countries where we purchase, have operations or manufacture or sell products; prohibitions or restrictions on doing business with certain entities, including those with certain relationships with China; and adverse responses by foreign governments to U.S. trade policy, among other possible changes. The current U.S. administration has recently implemented tariffs and has announced the possibility of implementing additional, or increasing current, tariffs, and it remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs or international trade agreements and policies. A trade war; other governmental action, including threatened actions and uncertainty, related to tariffs or international trade agreements; changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase, have operations or manufacture and sell products; and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Intellectual property challenges may hinder our ability to develop, engineer and market our products.
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protections, however, may not preclude competitors from developing products like ours, or from challenging our names or products. Our pending patent, copyright, and trademark registration applications may not be accepted, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Furthermore, our business strategy also includes expanding our smart product offerings and there are many other companies that hold patents in this space. We have noticed an increasing tendency for participants in our markets, including competitors, to use challenges to intellectual property to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring, enforcing and defending, including through litigation, our intellectual property rights, and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2024, our goodwill and intangible assets were $4,320.4 million and represented approximately 67% of our total assets. Declines in fair market value could result in future goodwill and intangible asset impairment charges.

A loss of, or material cancellation, reduction, or delay in purchases by or delivery of products to, one or more of our largest customers could harm our business.
Our net sales to our largest customer represented approximately 15% of our consolidated net sales in 2024. While we do not have any other customers that accounted for more than 10% of our consolidated net sales in 2024, we have other customers that are key to the success of our business. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Our customers also may be impacted by economic conditions in the industries of those customers, which could result in reduced demand for or a delay in purchases of our products. In addition, our customers may cancel orders for purchases of our products or may not order products at rates consistent with past order levels, including due to inventory rebalancing or corrections in channels. In addition, we may not be able to timely deliver products to our largest customers due to supply chain interruptions or otherwise. We cannot provide assurance that we will be able to retain our largest customers. In addition, some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material cancellation, reduction, or delay in purchases by or delivery of products to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Catastrophic and other events beyond our control may disrupt operations at our manufacturing facilities and those of our suppliers, which could cause us to be unable to meet customer demands or increase our costs, or reduce customer spending.
If operations at any of our manufacturing facilities or those of our suppliers were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, political disputes, international hostilities, military conflicts, cybersecurity incidents, adverse weather conditions, labor disputes, public health epidemics or pandemics, or other catastrophic events or disruptions outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. Some of our operations, including our pool business operations in North Carolina, Florida and California, are in areas that are more susceptible to natural disasters such as hurricanes, wildfires and earthquakes. These types of events may negatively impact residential, commercial and industrial spending in impacted regions or, depending on the severity, global spending. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain property insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, and to cover business interruption losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations and may also affect the price and availability of insurance in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Seasonality of sales and weather conditions could have a material adverse effect on our financial results.
We experience seasonal demand with end customers and end users within each of our business segments. Demand for pool equipment in the Pool segment, water solution products in the Water Solutions segment, and residential water supply and agricultural products within the Flow segment follows warm weather trends, with seasonal highs ranging from April to September. While historically we have attempted to mitigate the magnitude of the sales spikes in the Pool segment by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts), we cannot provide assurance that these programs will be successful should we continue to use them in the future. In addition, seasonal effects associated with products within our Flow, Water Solutions and Pool segments may vary from year-to-year and be impacted by weather patterns, such as temperature, heavy flooding and droughts. Moreover, adverse weather conditions, such as cold or wet weather, may negatively impact demand for, and sales of, products within our business segments.
Volatility in currency exchange rates and failure to effectively hedge our exposure to fluctuations could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2024 accounted for approximately 31% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.
Periodically, we use derivative financial instruments to manage or reduce the impact of changes in foreign currency rates. If we are not successful in monitoring our foreign currency exchange exposures and conducting an effective hedging program, our foreign currency hedging activities may not offset the impact of fluctuations in currency exchange rates on our results of operations and financial position.

Our business may be adversely affected by matters associated with our labor force.
Certain of our employees are covered by collective bargaining agreements or represented by works councils. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material work stoppages recently, we may experience these and other types of conflicts with labor unions, works councils, or other groups representing our employees. Any future negotiations with these groups may result in significant increases in our cost of labor. In addition, an important aspect of attracting and retaining qualified personnel is continuing to offer competitive wages, employee healthcare, retirement plans and other benefits. The expenses we record for our employee benefit plans depend on factors such as changes in market interest rates and healthcare cost inflation, and significant unfavorable changes in these factors could increase our expenses and funding requirements. An inability to control costs and funding requirements related to employee benefits could negatively impact our results of operations and financial condition.
Complications with the design or implementation of our updated enterprise resource planning system could adversely impact our business and operations.
We rely extensively on information systems and technology to operate and manage our business and summarize operating results. We are in the process of a multi-year implementation of an updated global enterprise resource planning (“ERP”) system in connection with moving to digital processes under our Transformation Program. Ultimately, this ERP system will modernize several of our existing operating and transactional financial systems. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the updated ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.
Risks Relating to Our Debt and Financial Markets
Increased leverage may harm our business, financial condition and results of operations.
As of December 31, 2024, we had $1,663.1 million of total debt outstanding on a consolidated basis. Subject to restrictions in our debt agreements, we and our subsidiaries may incur additional indebtedness in the future, including in connection with acquisitions. Our level of indebtedness and any future increases in our level of indebtedness may have important effects on our future operations, including, without limitation:
•additional cash requirements in order to support the payment of interest on our outstanding indebtedness;
•increased vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•reduced ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes;
•reduced flexibility in planning for, or reacting to, changes in our business and our industry; and
•limited flexibility to make acquisitions and develop technology.
Our ability to make payments of principal and interest on and to refinance our indebtedness, including our existing debt as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or sales of assets or businesses. Our ability to generate cash is subject to general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things:
•to seek additional financing in the debt or equity markets;
•to refinance or restructure all or a portion of our indebtedness;
•to sell selected assets or businesses; or

•to reduce or delay planned capital or operating expenditures.
Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets or businesses might not be available at all or on economically favorable terms.
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
As of December 31, 2024, we had $1,663.1 million of total debt outstanding on a consolidated basis. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, or at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.
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
In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of shares, capital expenditures and investments in our subsidiaries. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets, including due to failures of financial institutions, which have occurred in the past and made financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for products or for customers to purchase products or commence new projects as suppliers and customers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets may have adverse effects on various areas of the economy, which could lead to a slowdown in general economic activity and adversely affect our businesses. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.
Risks Relating to Legal, Regulatory and Compliance Matters
Violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and other anti-corruption laws outside the U.S. could have a material adverse effect on us.
The U.S. Foreign Corrupt Practices Act (“FCPA”), U.K. Bribery Act, and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure that our internal control policies and procedures will always protect us from negligent, reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees, suppliers, customers, or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Our failure to satisfy international trade compliance regulations, and changes in U.S. government and other applicable sanctions, could have a material adverse effect on us.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we sell are “dual use” products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and are often subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policies mandate strict compliance with U.S. and non-U.S. trade laws applicable to our products. However, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries to sanctioned entities or to entities operating in sanctioned countries. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, our policies and procedures may not always protect us from actions that would violate applicable laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.
We are exposed to environmental, and health and safety laws, liabilities and litigation.
We are subject to U.S. federal, state, local and non-U.S. laws and regulations governing protection of the environment and worker health and safety. Compliance with these environmental, health and safety regulations could require us to satisfy environmental requirements, increase the cost of manufacturing our products or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Any violations of these laws by us could cause us to incur unanticipated liabilities. We are also required to comply with various environmental laws and maintain permits, many of which are subject to renewal from time to time, for many of our businesses, and we could be adversely impacted if we are unable to renew existing permits or to obtain any additional permits that may be required. Compliance with environmental requirements also could require significant operating or capital expenditures or result in significant operational restrictions. We cannot provide assurance that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators.
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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials, substantially all of which relate to our discontinued operations. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties or to which asbestos insulation was applied after installation. In addition, some cases brought against us involve the presence of asbestos at facilities that we own or used to own. Each case typically names a large number of product manufacturers, service providers and premises owners. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and settling claims before trial only where appropriate. As of December 31, 2024, there were approximately 690 asbestos-related claims pending against our subsidiaries, substantially all of which relate to our discontinued operations. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future, and we continue to evaluate different strategies related to asbestos claims filed against us. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows. In addition, while most of the asbestos claims against us are covered by liability insurance policies from many years ago, not all claims are insured. As our insurers resolve claims relating to past policy periods, the aggregate coverage provided by those policies erodes. If we exhaust our coverage under those policies, we will be exposed to potential uninsured losses. Over time, the uninsured portion of our asbestos docket may increase, which may require us to set greater reserves to resolve future asbestos cases.
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
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. These and other existing or potential international initiatives and regulations could affect our operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. As customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of our products or operations, customers may choose more energy efficient or sustainable alternatives. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. We may also be subject to consumer lawsuits or enforcement actions by governmental authorities if our sustainability claims relating to product marketing are inaccurate. It is uncertain what new laws will be enacted and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows. The laws and regulations regarding sustainability disclosures and requirements, including the Corporate Sustainability Reporting Directive in the European Union and various U.S. state requirements such as in California, are rapidly evolving and could have an adverse effect on our operations and the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs.

As part of our strategy regarding environmental, climate change and sustainability matters, we have set and may adjust corporate responsibility strategic targets or set additional targets aimed at reducing our impact on the environment and climate change and/or targets relating to other sustainability matters. In addition, as a leading provider of water treatment solutions, our business strategy includes positioning our products and services as sustainable solutions. Actions we take to achieve our targets or strategy could result in increased costs to our operations. We may not be able to achieve such targets or our desired impact, and any future investments we make in furtherance of achieving such targets and our strategy may not meet investor expectations or standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current targets based on economic, regulatory and social factors, business strategy or feedback from investors or other stakeholders. In addition, investors and other stakeholders are increasingly focused on these matters, and as stakeholder expectations and standards are evolving, we may not be able to sufficiently respond to these evolving standards and expectations or investors may not view our products and services as sustainable solutions. Furthermore, we could be criticized for the accuracy or completeness of the disclosure of our corporate responsibility and sustainability initiatives. If we are unable to meet our targets or successfully implement our strategy or our corporate responsibility and sustainability reporting is inaccurate or incomplete, then we could suffer from reputational damage and incur adverse reaction from investors and other stakeholders, which could adversely impact the perception of our brand and our products and services by current and potential investors and customers, which could in turn adversely impact our business, results of operations, or financial condition.
Increased cybersecurity threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. As our business increasingly interfaces with employees, customers, dealers and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into smart products subjects us to increased cyber and technology risks. The secure operation of our information technology systems and networks is critical to our business operations and strategy. Cybersecurity threats designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats may increase our costs. We have experienced cybersecurity incidents, and, although we have determined these cybersecurity incidents to be immaterial and to have had no material adverse effect on our business strategy, financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed, it could expose us and our employees, customers, dealers and suppliers to the theft of assets, misuse of information or systems, compromises of confidential information, manipulation and destruction of data, product failures, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or incidents may not be fully insured, and future cybersecurity coverage may become more expensive if we experience a cybersecurity incident. In addition, such cybersecurity incidents could result in litigation, reputational impacts, regulatory action and potential liability, and additional costs and operational consequences of implementing further data protection measures. For information on our cybersecurity risk management, strategy and governance, see ITEM 1C.- Cybersecurity.
Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.
We collect and store data that is sensitive to us and our employees, customers, dealers and suppliers. A variety of U.S. and non-U.S. state and national, and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many data privacy regulations outside of the U.S., including the General Data Protection Regulation (the “GDPR”) in the European Union, are more stringent than federal regulations in the U.S. Within the U.S., many states are considering adopting, or have already adopted privacy regulations, including, for example, the California Consumer Privacy Act. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how courts and governmental authorities may interpret them. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems. In the case of non-compliance with these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a breach of privacy, we may be required to make notifications under data privacy laws or regulations, or could become subject to litigation. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
We may be negatively impacted by litigation and other claims.
We are currently, and may in the future become, subject to litigation and other claims. These legal proceedings are typically claims that relate to our products or services or to the conduct of our business and include, without limitation, claims relating to commercial, regulatory or contractual disputes with suppliers, authorities, customers or parties to acquisitions and divestitures;

intellectual property matters; environmental, asbestos, safety and health matters; product quality and liability matters; matters arising from the use or installation of our products; consumer protection matters; and employment and labor matters. The outcome of such legal proceedings cannot be predicted with certainty, and some may be disposed of unfavorably to us. In addition to insurance costs rising and insurers decreasing coverage, insurance coverage is not available for some of our claims and may be disputed by carriers in others. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on our preferred terms or at an acceptable cost. Further, this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims and must satisfy deductibles on other insured claims. Additionally, some of our business involves the sale of our products to customers that are constructing large and complex systems, facilities or other capital projects, and while we generally try to limit our exposure to liquidated damages, consequential damages and other potential damages in the contracts for these projects, we could be exposed to significant monetary damages and other liabilities in connection with the sale of our products for these projects for a variety of reasons. In addition, some of our businesses, customers, and dealers are subject to various laws and regulations regarding consumer protection and advertising and sales practices, and we have been named, and may be named in the future, as a defendant in litigation, including class action complaints, arising from alleged violation of these laws and regulations. In addition, our indemnification obligations relating to the purchase or sale of businesses could result in litigation or claims of unknown amounts. Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Risks Relating to Our Jurisdiction of Incorporation in Ireland and Tax Residency in the U.K.
We are subject to changes in law and other factors that may not allow us to maintain a worldwide effective corporate tax rate that is competitive in our industry.
While we believe that we should be able to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding tax policies of the jurisdictions where we operate. Also, the tax laws and treaties of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. For example, the Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax, have been adopted by a number of jurisdictions in which we operate. Pillar Two has negatively impacted our effective tax rate in 2024 and is likely to continue to impact our effective tax rate in the future. We continue to evaluate the enacted legislative changes and new guidance as it becomes available. In addition, legislative action could be taken by the U.S., the U.K., Ireland or the European Union that could override tax treaties or modify tax statutes or regulations upon which we expect to rely and adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting our ability as an Irish company to maintain tax residency in the U.K., we could be subject to increased taxation and/or be required to take action to maintain our effective tax rate, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
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
The Organization for Economic Co-operation and Development proposed a number of measures relating to the tax treatment of multinationals, some of which are implemented by amending double tax treaties through the multilateral convention to implement tax treaty-related measures to prevent base erosion and profit shifting (the “MLI”). The MLI has now entered into force for a number of countries, including Ireland and the U.K. Under the Double Taxation Convention between Ireland and the U.K., as amended by the MLI, the residency tie-breaker provides that a company will remain dual resident unless there is a determination otherwise by the tax authorities of the two contracting states.
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
As an Irish company, we are governed by Irish law and the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions, mergers and acquisitions and takeovers, and shareholder lawsuits and indemnification of directors. Further, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances and require court permission to do so. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
Irish law differs from the laws in effect in the United States, which may negatively impact our ability to issue ordinary shares.
Under Irish law, we must have authority from our shareholders to issue any ordinary shares, including shares that are part of our authorized but unissued share capital. In addition, unless otherwise authorized by its shareholders or constitutional document, when an Irish company issues shares for cash to new shareholders, it is required first to offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis. If we are unable to continue to obtain these authorizations from our shareholders, or are otherwise limited by the terms of our authorizations, our ability to issue ordinary shares under our equity compensation plans and, if applicable, to facilitate funding acquisitions or otherwise raise capital could be adversely affected.
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
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €400,000 per lifetime in respect of taxable gifts or inheritances received from their parents for periods on or after October 2, 2024. The standard rate of CAT for gifts and inheritances received above this threshold is 33%.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our management and Board of Directors (the “Board”) recognize the importance of maintaining the security and resiliency of our cybersecurity environment to deliver on the expectations of our customers, dealers, business partners, employees and investors. The Board oversees our risk management practices, including our overall enterprise risk management (“ERM”) program, in which cybersecurity risk is included. Our cybersecurity program is aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and leverages the International Organization for Standardization and other applicable industry standards. Overall, the purpose of our information security program is to protect the confidentiality, integrity and availability of our systems and data, along with the safe operation of our connected products. This is supported by our security operating framework, roadmap and governance.
Cybersecurity Risk Management and Strategy
Our cybersecurity program is focused on the following areas:
Security governance
We have established processes aimed to assess, identify and manage material risks from cybersecurity threats. Our ERM organizational process includes annual risk assessments. Our cybersecurity team, which is led by our Chief Information Officer and Chief Information Security Officer (the “CIO/CISO”), is responsible for identifying, assessing and managing strategic and operational cybersecurity risks. Our cybersecurity team shares information regarding such risks with our Security Steering Committee, which consists of our General Counsel, Chief Financial Officer, CIO/CISO, and members of our IT, Legal and ERM functions. Both our Security Steering Committee and our ERM function support the Board’s oversight of cybersecurity risk.
Technical safeguards
We deploy technical safeguards designed to protect our systems from cybersecurity threats, including firewalls, anti-malware software, and authentication and authorization controls. Ongoing enhancements are integrated into our security roadmap, as informed by our security audits and assessments.

Security and privacy incident response
We maintain an incident response plan to identify, protect, detect, respond to and recover from cybersecurity threats and incidents. We test and evaluate our plans on a regular basis. The CIO/CISO, the Security Steering Committee, our Chief Executive Officer and the Board are notified of any material cybersecurity incidents through an established escalation process.
Third-party risk management
We maintain a risk-based third-party risk management process designed to identify, assess and manage risks presented by service providers, vendors and other third parties that access our systems or that process or store our data.
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
Security audits and assessments
We perform periodic security audits and assessments to test our cybersecurity program. These efforts span across our cybersecurity program, including but not limited to audits, assessments, tabletop exercises, vulnerability scanning and penetration tests. We regularly engage third parties to assess our cybersecurity program, including cybersecurity maturity assessments, penetration testing, and independent review of our security control environment and operating effectiveness. The results of the assessments are included for review by the Security Steering Committee and the Audit and Finance Committee of the Board. We look to enhance our cybersecurity program with the results of the audits, assessments and reviews we perform.
Governance
The Board is responsible for general oversight of our risk management, including cybersecurity risk. The Audit and Finance Committee of the Board is responsible for overseeing our risk exposure to information security, cybersecurity and data protection, as well as the steps management has taken to monitor and control such exposures. We conduct cybersecurity audits and assessments on a regular basis and either our CIO/CISO or Chief Financial Officer report to the Audit and Finance Committee on a quarterly basis.
Our cybersecurity team, which is responsible for assessing and managing our risks from cybersecurity threats, is led by the CIO/CISO, who reports to our Chief Financial Officer. The Security Steering Committee provides additional oversight for assessing and managing cybersecurity risk.
The CIO/CISO has over 20 years of cybersecurity and technology experience and has previously held Chief Information Security Officer positions at a large public retail company, as well as at a public technology company and services organization. The CIO/CISO has an undergraduate degree in Management Information Systems. Members of our cybersecurity team have broad experience in security functions in various industries. Our Chief Executive Officer, Chief Financial Officer and General Counsel each hold degrees in their respective fields, and each have over 25 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
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
Our operations are conducted in sites throughout the world. These sites house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices. The following is a summary of our principal properties as of December 31, 2024, including manufacturing, distribution, sales offices and service centers:

		No. of Sites
	Location	Manufacturing	Distribution	Sales and Corporate Offices	Service Centers
Flow	U.S. and 15 foreign countries	21	10	4	8
Water Solutions	U.S. and 5 foreign countries	14	5	4	30
Pool	U.S. and 2 foreign countries	6	15	4	2
Corporate	U.S. and 3 foreign countries	—	—	6	—
Total		41	30	18	40
We believe that our production sites, as well as the related machinery and equipment, are well maintained and suitable for their purpose and are adequate to support our businesses.
ITEM 3.  LEGAL PROCEEDINGS
We have been, and in the future may be, made parties to a number of actions filed, or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, regulatory or contractual disputes with suppliers, customers, authorities or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability; the use or installation of our products; consumer matters; and employment and labor matters. Refer to “Legal proceedings” and “Environmental matters” within Note 15 “Commitments and Contingencies,” of the consolidated financial statements included in ITEM 8 of Part II of this Form 10-K for information regarding legal and regulatory proceedings we are involved in. In addition, see Item 1A “Risk Factors - Our subsidiaries are party to asbestos-related litigation that could adversely affect our financial condition, results of operations and cash flows” related to asbestos matters.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
John L. Stauch	60	President and Chief Executive Officer since 2018; Executive Vice President and Chief Financial Officer 2007 – 2018; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc. 2005 – 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc. 2004 – 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc. 2002 – 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., 2000 – 2002.
Adrian C. Chiu	46
Executive Vice President and President of the Water Solutions reportable segment since 2023; Executive Vice President, Chief Human Resources Officer and Chief Transformation Officer 2021 – 2022; Vice President of Total Rewards and Human Resources Information Systems 2018 – 2021; Vice President and Project Management Office Leader for the separation of nVent plc (Pentair’s former electrical business) 2017 – 2018; Vice President of Human Resources Technology, Operations, and Equity Compensation 2016 – 2018; Senior Director of Human Resources Technology and Services 2011 – 2016; Various consulting positions of increasing responsibility at IBM Global Business Services 2000 – 2011.

Robert P. Fishman	61
Executive Vice President, Chief Financial Officer and Chief Accounting Officer since 2020; Executive Vice President and Chief Financial Officer of NCR Corporation (a global provider of omni-channel technology solutions) 2016 – 2018; Senior Vice President and Chief Financial Officer of NCR Corporation 2010 – 2016; Vice President and Corporate Controller of NCR Corporation 2007 – 2009.

Tanya L. Hooper	52
Executive Vice President and Chief Human Resources Officer since 2023; Vice President of Global Talent and Corporate Human Resources of Honeywell International Inc. 2021 – 2022; Vice President and Chief Human Resources Officer of Collins Aerospace 2019 – 2021; Vice President of Talent of Collins Aerospace 2018 – 2019; Vice President of Human Resources of Collins Aerospace 2016 – 2018; Various positions of increasing responsibility at Shell 2000 – 2016.

Jerome O. Pedretti	54
Executive Vice President and Chief Executive Officer of the Pool reportable segment since 2023; Executive Vice President and President of the Flow reportable segment 2020 – 2022; Senior Vice President of Pentair’s former Aquatic Systems reportable segment 2016 – 2019; Vice President of Pentair’s former Valves & Controls business 2014 – 2016; Vice President Growth Strategy 2010 – 2014; Various business leadership positions of Pentair 2005 – 2014; Consultant at Bain & Co 2002 – 2005.

Stephen J. Pilla	61
Executive Vice President, Chief Supply Chain Officer and Chief Transformation Officer since 2023; Executive Vice President and Chief Supply Chain Officer 2020 – 2022; Vice President and Chief Supply Chain Officer of Red Wing Shoe Co. (a manufacturer of personal protection equipment and footwear) 2017 – 2020; Vice President and General Manager of Pentair’s former Enclosure Division 2015 – 2017; Vice President of Pentair’s Global Operations and Supply Chain 2014 – 2016; Vice President, Global Supply of Pentair 2009 – 2012; Various other business leadership positions of Pentair 2002 – 2009.

Karla C. Robertson	54
Executive Vice President, Chief Sustainability Officer, General Counsel and Secretary since 2020; Executive Vice President, General Counsel and Secretary 2018 – 2020; General Counsel, Water segment 2017 – 2018; Executive Vice President, General Counsel and Corporate Secretary of SUPERVALU Inc. (a wholesaler and retailer of grocery products) 2013 – 2017; Vice President, Employment, Compensation and Benefits Law of SUPERVALU Inc. 2012 – 2013; Director, Employment Law of SUPERVALU Inc. 2011 – 2012; Senior Counsel, Employment Law of SUPERVALU Inc. 2009 – 2011; Senior Employee Relations Counsel of Target Corporation 2006 – 2008; Associate, Faegre & Benson LLP 2000 – 2005; Judicial Clerk, United States District Court for the Southern District of Iowa 1998 – 2000.

Philip M. Rolchigo	63	Executive Vice President and Chief Technology Officer since 2018; Chief Technology Officer 2017 – 2018; Vice President of Technology 2015 – 2017; Vice President of Engineering 2007 – 2015; Business Development Director of Water Technologies business of GE Global Research Center 2006 – 2007; Director of Technology of GE Water & Process Technologies 2003 – 2006; Chief Technology Officer of Osmonics 2000 – 2003; Vice President of Research & Development of Osmonics 1998 – 2000.
De’Mon L. Wiggins	50
Executive Vice President and President of the Flow reportable segment since 2023; Group President of Pentair’s Pool business 2021 – 2022; Vice President of Pentair’s Pool business 2017 – 2021; Vice President and Strategic Business Unit leader for Pentair’s Fluid Motion platform 2016 – 2017; Various other business leadership positions of Pentair 2010 – 2016.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PNR.” As of December 31, 2024, there were 11,731 shareholders of record.
Pentair has paid 196 consecutive quarterly cash dividends, including most recently a dividend of $0.23 per share in the fourth quarter of 2024. On December 16, 2024, Pentair’s Board of Directors approved a regular quarterly cash dividend of $0.25 per share that was paid on February 7, 2025 to shareholders of record at the close of business on January 24, 2025. This dividend reflects a 9 percent increase in the Company’s regular cash dividend rate and marks the 49th consecutive year that Pentair has increased its dividend.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2019 and the reinvestment of all dividends since that date to December 31, 2024. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
Pentair plc
S&P 500 Industrials (Sector)
S&P 500

	Base Period December	INDEXED RETURNS Years ended December 31
Company / Index	2019	2020	2021	2022	2023	2024
Pentair plc	$100	$117.89	$164.15	$102.80	$168.75	$236.25
S&P 500 Index	100	118.40	152.39	124.79	157.59	197.02
S&P 500 Industrials Index	100	123.17	157.53	126.96	165.61	207.55
Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2024:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 26	229	$95.00	—	$500,002,264
October 27 – November 23	1,086	99.06	—	500,002,264
November 24 – December 31	473,457	106.05	471,493	450,002,346
Total	474,772		471,493
(a)The purchases in this column include 229 shares for the period October 1 – October 26, 1,086 shares for the period October 27 – November 23, and 1,964 shares for the period November 24 – December 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. As of December 31, 2024, we had $450.0 million remaining availability for repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” or “future” or words, phrases, or terms of similar substance or the negative thereof are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to international hostilities; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and Transformation Program; the impact of raw material, logistics and labor costs and other inflation; volatility in currency exchange rates and interest rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; risks associated with operating foreign businesses; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and sustainability goals and targets. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a pure play water industrial manufacturing company comprised of three reportable segments: Flow, Water Solutions and Pool. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2024, the Flow, Water Solutions and Pool reportable segments represented approximately 37%, 28% and 35% of total consolidated net sales, respectively.
Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the “U.K.”) and therefore have our tax residency in the U.K.
On December 2, 2024, as part of our Pool reportable segment, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”) for $116.0 million in cash, net of cash acquired and subject to customary adjustments. The net purchase price is comprised of an upfront cash payment of $108.0 million, subject to customary adjustments, and the estimated fair value at the acquisition date of a contingent earn-out liability based upon the achievement of certain defined operating results in the two years following the acquisition. G & F Manufacturing manufactures and services pool heat pumps.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2024, and are reasonably likely to impact our results in the future:
•We have a Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2024, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, strategic sourcing, operations excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to continue to incur transformation costs in 2025 and beyond.
•In 2024, we began using 80/20 guiding principles to enable our Transformation Program. This 80/20 analysis is expected to create value by focusing on key customers and products through quadrant-based strategies. We expect the analysis to result in actions to improve operating performance by driving growth with our highest value customers, reducing lower margin sales and removing complexity in the future.
•In 2024, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue into 2025 and to drive margin growth.

•During 2024, we experienced inflationary cost increases for certain raw materials as well as logistics and transportation costs. The ongoing volatile market for commodities has the potential to continue to drive price increases in our supply chain. In addition, the current U.S. administration has recently implemented tariffs and has announced the possibility of implementing additional, or increasing current, tariffs; these actions and any reactionary tariff adjustments by other countries may also contribute to inflationary cost increases. As a result, we have taken pricing actions, which may continue going forward, and implemented transformation initiatives that we expect to improve productivity and offset cost increases. We anticipate supply chain pressures and inflationary cost increases due to potential tariffs and pressure on global manufacturing to continue into 2025.
•The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”), for a global 15.0% minimum tax, have been adopted by a number of jurisdictions in which we operate. Pillar Two has negatively impacted our effective tax rate in 2024 and is likely to continue to impact our effective tax rate in the future. We continue to evaluate the enacted legislative changes and new guidance as it becomes available.
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
In 2025, our operating objectives focus on delivering our core and building our future. We expect to execute these objectives by:
•Delivering profitable revenue growth and productivity for customers and shareholders;
•Continuing to focus on capital allocation through:
◦Committing to maintain our investment grade rating;
◦Focusing on reducing our long-term debt;
◦Returning cash to shareholders through dividends and share repurchases; and
◦Accelerating our performance with strategically-aligned mergers and acquisitions;
•Focusing growth initiatives that accelerate our investments in digital, innovation, technology and sustainability;
•Continuing to implement our Transformation Program initiatives that will drive operational excellence, reduce complexity and improve our organizational structure, which includes the focus on 80/20 actions to drive profitable growth; and
•Building a high performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net sales	$4,082.8	$4,104.5	$4,121.8	(0.5)%		(0.4)%
Cost of goods sold	2,484.0	2,585.3	2,757.2	(3.9)%		(6.2)%
Gross profit	1,598.8	1,519.2	1,364.6	5.2%		11.3%
% of net sales	39.2%	37.0%	33.1%	2.2	pts	3.9	pts

Selling, general and administrative	701.4	680.2	677.1	3.1%		0.5%
% of net sales	17.2%	16.6%	16.4%	0.6	pts	0.2	pts
Research and development	93.6	99.8	92.2	(6.2)%		8.2%
% of net sales	2.3%	2.4%	2.2%	(0.1)	pts	0.2	pts

Operating income	803.8	739.2	595.3	8.7%		24.2%
% of net sales	19.7%	18.0%	14.4%	1.7	pts	3.6	pts

Net interest expense	88.6	118.3	61.8	(25.1)%		91.4%
Other (income) expense	(3.7)	2.0	(17.1)	N.M.		N.M.

Income from continuing operations before income taxes	718.9	618.9	550.6	16.2%		12.4%
Provision (benefit) for income taxes	93.3	(4.0)	67.4	N.M.		N.M.
Effective tax rate	13.0%	(0.6)%	12.2%	13.6	pts	(12.8)	pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2024 vs 2023	2023 vs 2022
Volume	(2.3)%	(11.3)%
Price	1.9	6.4
Core growth	(0.4)	(4.9)
Acquisition/Divestiture	(0.1)	4.4
Currency	—	0.1
Total	(0.5)%	(0.4)%
The 0.5 percent decrease in consolidated net sales in 2024 from 2023 was primarily the result of:
•decreased sales volume in our residential flow and industrial solutions businesses within our Flow segment compared to the prior year;
•decreased sales volume in our Water Solutions segment compared to the prior year, in addition to a business exit in our residential business in 2024 and the completion of a large project in 2023 within our commercial business that did not recur in 2024; and
•a product line exit in our Pool segment that occurred in 2024.
This decrease was partially offset by:
•increased selling prices across all of our segments to mitigate inflationary cost increases;
•increased sales volume in our commercial flow business within our Flow segment compared to the prior year;

•increased sales volume within our Pool segment due to higher demand compared to the prior year; and
•increased sales due to the acquisition of G & F Manufacturing completed in the fourth quarter of 2024.
Gross profit
The 2.2 percentage point increase in gross profit as a percentage of net sales in 2024 from 2023 was primarily the result of:
•increases in selling prices to mitigate impacts of inflationary costs; and
•increased productivity mainly driven by transformation initiatives.
This increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials; and
•asset impairment and write-offs of $11.3 million recorded in 2024, compared to $7.0 million recorded in 2023.
Selling, general and administrative (“SG&A”)
The 0.6 percentage point increase in SG&A expense as a percentage of net sales in 2024 from 2023 was driven by:
•transformation costs of $52.0 million in 2024, compared to $44.3 million in 2023;
•restructuring costs of $34.4 million in 2024, compared to $9.1 million in 2023; and
•asset impairment charges of $6.3 million in 2024, compared to $0.9 million in 2023.
This increase was partially offset by:
•a reduction in our legal accrual of $7.5 million in 2024, compared to an increase in our legal accrual of $2.2 million in 2023.
Net interest expense
The 25.1 percent decrease in net interest expense in 2024 from 2023 was the result of:
•lower variable-rate debt compared to the prior year.
Provision for income taxes
The 13.6 percentage point increase in the effective tax rate in 2024 from 2023 was primarily due to:
•favorable impacts in the prior year that did not recur in the current year, including worthless stock deductions related to exiting certain businesses in our Water Solutions segment and increases in tax basis of assets located in foreign jurisdictions;
•withholding taxes primarily related to the repatriation of earnings in 2024 which did not occur in 2023; and
•the unfavorable mix of global earnings.
This increase was partially offset by:
•the favorable impact of discrete items that occurred during 2024 primarily related to changes in uncertain tax positions.

2023 Comparison with 2022
A discussion of changes in our consolidated results of operations, segment results of operations and liquidity and capital resources from the year ended December 31, 2023 to December 31, 2022 can be found in Part II, ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 20, 2024. However, such discussion is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of our three reportable segments (Flow, Water Solutions and Pool). Each of these segments comprises various product offerings that serve multiple end users.
We evaluate performance based on net sales and reportable segment income (“segment income”) and use certain ratios, particularly return on sales, to measure performance of our reportable segments. Segment income represents operating income of each reportable segment inclusive of equity income of unconsolidated subsidiaries and exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items.
Flow
The net sales and segment income for Flow were as follows:

	Years ended December 31			% / point change
In millions	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net sales	$1,514.0	$1,582.1	$1,500.8	(4.3)%		5.4%
Segment income	318.1	282.3	242.3	12.7%		16.5%
% of net sales	21.0%	17.8%	16.1%	3.2	pts	1.7	pts
Net sales
The components of the change in Flow net sales were as follows:

	2024 vs 2023	2023 vs 2022
Volume	(6.0)%	(2.0)%
Price	1.7	7.1
Core growth	(4.3)	5.1
Currency	—	0.3
Total	(4.3)%	5.4%
The 4.3 percent decrease in net sales for Flow in 2024 from 2023 was primarily the result of:
•decreased sales volume in our residential flow and industrial solutions businesses compared to the prior year.
The decrease was partially offset by:
•increased selling prices to mitigate inflationary cost increases; and
•increased sales volume in our commercial flow business compared to the prior year.

Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	2024		2023
Volume/Price	2.5	pts	5.6	pts
Currency	—		(0.1)
Inflation	(2.3)		(5.6)
Productivity	3.0		1.8
Total	3.2	pts	1.7	pts
The 3.2 percentage point increase in segment income for Flow as a percentage of net sales in 2024 from 2023 was primarily the result of:
•increased productivity mainly driven by transformation initiatives; and
•increased selling prices to mitigate impacts of inflation.
This increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Years ended December 31			% / point change
In millions	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net sales	$1,131.0	$1,177.2	$986.8	(3.9)%		19.3%
Segment income	255.1	247.6	149.0	3.0%		66.2%
% of net sales	22.6%	21.0%	15.1%	1.6	pts	5.9	pts
Net sales
The components of the change in Water Solutions net sales were as follows:

	2024 vs 2023	2023 vs 2022
Volume	(4.8)%	(2.0)%
Price	1.2	3.1
Core growth	(3.6)	1.1
Acquisition/Divestiture	(0.1)	18.5
Currency	(0.2)	(0.3)
Total	(3.9)%	19.3%
The 3.9 percent decrease in net sales for Water Solutions in 2024 from 2023 was primarily the result of:
•decreased sales volume compared to the prior year, in addition to the completion of a large project in 2023 within our commercial business that did not recur in 2024;
•unfavorable foreign currency effects compared to the prior year; and
•a business exit in our residential business that occurred in 2024.
This decrease was partially offset by:
•increased selling prices to mitigate inflationary cost increases.

Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	2024		2023
Volume/Price/Acquisition/Divestiture	1.3	pts	7.8	pts
Currency	0.1		(0.5)
Inflation	(2.5)		(4.7)
Productivity	2.7		3.3
Total	1.6	pts	5.9	pts
The 1.6 percentage point increase in segment income for Water Solutions as a percentage of net sales in 2024 from 2023 was primarily the result of:
•increased productivity mainly driven by transformation initiatives; and
•increased selling prices to mitigate impacts of inflation.
This increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
Pool
The net sales and segment income for Pool were as follows:

	Years ended December 31			% / point change
In millions	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net sales	$1,436.1	$1,343.6	$1,632.7	6.9%		(17.7)%
Segment income	476.5	417.0	462.1	14.3%		(9.8)%
% of net sales	33.2%	31.0%	28.3%	2.2	pts	2.7	pts
Net sales
The components of the change in Pool net sales were as follows:

	2024 vs 2023	2023 vs 2022
Volume	4.1%	(25.2)%
Price	2.9	7.6
Core growth	7.0	(17.6)
Acquisition/Divestiture	(0.2)	—
Currency	0.1	(0.1)
Total	6.9%	(17.7)%
The 6.9 percent increase in net sales for Pool in 2024 from 2023 was primarily the result of:
•increased sales volume due to higher demand compared to the prior year;
•increased selling prices to mitigate inflationary cost increases; and
•increased sales due to the acquisition of G & F Manufacturing completed in the fourth quarter of 2024.
This increase was partially offset by:
•a product line exit that occurred in 2024.

Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	2024		2023
Volume/Price/Acquisition/Divestiture	2.2	pts	5.3	pts
Inflation	(1.7)		(2.9)
Productivity	1.7		0.3
Total	2.2	pts	2.7	pts
The 2.2 percentage point increase in segment income for Pool as a percentage of net sales in 2024 from 2023 was primarily the result of:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity driven by transformation initiatives.
This increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials.
BACKLOG OF ORDERS BY SEGMENT

	December 31
In millions	2024	2023	$ change	% change
Flow	$352.3	$390.1	$(37.8)	(9.7)%
Water Solutions	68.9	108.5	(39.6)	(36.5)%
Pool	190.0	239.7	(49.7)	(20.7)%
Total	$611.2	$738.3	$(127.1)	(17.2)%
The majority of our backlog is short cycle in nature with shipments within one year from when a customer places an order, and a substantial portion of our revenues has historically resulted from orders received and products delivered in the same month. A portion of our backlog, particularly from orders for major capital projects, can take more than one year from order to delivery depending on the size and type of order. We record, as part of our backlog, all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our 2025 net sales. The decrease in our overall backlog from the prior year was primarily driven by our backlog trending down to more historical levels as a result of increased manufacturing capacity and improved lead times within each of our reportable segments as well as timing of delivery of orders associated with certain advance sale (“early buy”) programs within our Pool segment.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2024 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter of 2024 as the seasonality of our businesses peaked and generated significant cash to fund our operations. In the second half of 2024, we funded our operations using our strong cash flow and revolving credit facility.
End-user demand for pool equipment in the Pool segment, water solution products in the Water Solutions segment, and residential water supply and agricultural products within the Flow segment follows warm weather trends, with seasonal highs ranging from April to September. The magnitude of the sales spike has historically been partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by temperature, heavy flooding and droughts.

On December 2, 2024, as part of our Pool reportable segment, we completed the acquisition of G & F Manufacturing for approximately $116.0 million in cash, net of cash acquired, including an upfront cash payment of $108.0 million. We funded the purchase price for this acquisition with cash on hand.
Summary of Cash Flows

	Years ended December 31
In millions	2024	2023	2022
Cash provided by (used for):
Operating activities of continuing operations	$766.9	$620.8	$364.3
Investing activities	(187.6)	(85.4)	(1,582.8)
Financing activities	(636.7)	(468.1)	1,232.7
Operating activities
In 2024, net cash provided by operating activities of continuing operations primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization and asset impairment, of $757.8 million.
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
Investing activities
Net cash used for investing activities in 2024 primarily reflects net cash paid of $108.0 million for the acquisition of G & F Manufacturing, capital expenditures of $74.4 million and cash paid upon the settlement of net investment hedges of $5.8 million.
Net cash used for investing activities in 2023 primarily reflects capital expenditures of $76.0 million and cash paid upon the settlement of net investment hedges of $18.5 million, partially offset by proceeds from the sale of property and equipment of $5.6 million.
Financing activities
In 2024, net cash used for financing activities primarily relates to the repayment of $200.0 million of term loans under the Senior Credit Facility (as defined below), $162.5 million of principal payments on the Term Loan Facility (as defined below), dividend payments of $152.3 million and share repurchases of $150.0 million.
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

The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2024	2023	2022
Net cash provided by operating activities of continuing operations	$766.9	$620.8	$364.3
Capital expenditures of continuing operations	(74.4)	(76.0)	(85.2)
Proceeds from sale of property and equipment of continuing operations	0.6	5.6	4.1
Free cash flow from continuing operations	$693.1	$550.4	$283.2
Net cash used for operating activities of discontinued operations	(0.2)	(1.6)	(1.0)
Free cash flow	$692.9	$548.8	$282.2
Debt and Capital
Pentair, Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, providing for a $900.0 million senior unsecured revolving credit facility. During 2024, PFSA repaid $200.0 million of term loans under the Senior Credit Facility. The revolving credit facility has a maturity date of December 16, 2026. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of December 31, 2024, total availability under the Senior Credit Facility was $890.5 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of December 31, 2024, the remaining obligation of $825.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at December 31, 2024. Borrowings under these credit facilities bear interest at variable rates.
We have $19.3 million of senior notes maturing in the next twelve months. We classified this debt as long-term as of December 31, 2024 as we have the intent and ability to refinance such obligations on a long-term basis under the revolving credit facility under the Senior Credit Facility.
As of December 31, 2024, we had $89.5 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025.
During the year ended December 31, 2023, no ordinary shares were repurchased. During the year ended December 31, 2024, we repurchased 1.6 million of our ordinary shares for $150.0 million. As of December 31, 2024, we had $450.0 million available for share repurchases under this authorization.
Dividends
On December 16, 2024, the Board of Directors approved a regular quarterly cash dividend of $0.25 per share that was paid on February 7, 2025 to shareholders of record at the close of business on January 24, 2025. This dividend reflects a 9 percent increase in the Company’s regular cash dividend rate. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $41.2 million at December 31, 2024. Dividends paid per ordinary share were $0.92, $0.88 and $0.84 for the years ended December 31, 2024, 2023 and 2022, respectively.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). Our distributable reserve balance was $6.8 billion and $6.9 billion as of December 31, 2024 and 2023, respectively.
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

The following table presents summarized financial information as of December 31, 2024 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	December 31, 2024
Current assets (1)	$1.3
Noncurrent assets (2)	2,551.7
Current liabilities (3)	1,893.1
Noncurrent liabilities (4)	1,828.6
(1) No assets due from non-guarantor subsidiaries were included.
(2) Includes assets due from non-guarantor subsidiaries of $2,547.3 million.
(3) Includes liabilities due to non-guarantor subsidiaries of $1,843.0 million.
(4) Includes liabilities due to non-guarantor subsidiaries of $151.5 million.
The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.

Material Cash Requirements From Contractual Obligations and Commitments
We expect to continue to have sufficient cash and borrowing capacity to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability to meet our short-term and long-term cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities. The following summarizes our material cash requirements from significant contractual obligations and purchase commitments that impact our liquidity as of December 31, 2024:

In millions	Next Twelve Months	Greater Than Twelve Months	Total
Debt obligations (Note 8)	$28.6	$1,634.5	$1,663.1
Interest obligations on fixed-rate debt	42.5	237.2	279.7
Operating lease obligations, net of sublease rentals (Note 15)	31.2	110.6	141.8
Pension and other post-retirement plan benefit payments (Note 11)	9.0	72.7	81.7
Other purchase obligations	45.4	11.3	56.7
Total contractual obligations, net	$156.7	$2,066.3	$2,223.0
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
In addition to the significant contractual obligations described above, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2024, variable interest rate debt was $843.8 million at a weighted average interest rate of 5.84%. Inclusive of our interest rate swaps and collars, our weighted average interest rate on our variable rate debt was 5.59% as of December 31, 2024. Refer to ITEM 8, Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our interest rate swaps and collars.
The total gross liability for uncertain tax positions at December 31, 2024 was estimated to be $6.0 million. We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2024, we had recorded $3.9 million related to the possible payment of interest and recorded no liabilities for the possible payment of penalties.
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
As of December 31, 2024 and 2023, the outstanding value of bonds, letters of credit and bank guarantees totaled $102.1 million and $124.3 million, respectively.
NEW ACCOUNTING STANDARDS
See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K, for information pertaining to accounting standards recently adopted or to be adopted in the future.
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
During 2024, a qualitative assessment was performed. As a result, it was determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Factors considered in the analysis included the 2023 discounted cash flow fair value assessment of the reporting units and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount.
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
Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment charges associated with identifiable intangibles with finite lives were recognized in 2024 or 2023.
Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test the first day of the fourth quarter each year for those identifiable assets not subject to amortization. The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy. No impairment charges were recognized in 2024 or 2023 as a result of our annual impairment assessment.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim re-measurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in pre-tax gains of $5.3 million and $17.5 million in 2024 and 2022, respectively, and a pre-tax loss of $6.1 million in 2023. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2025.
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

Sensitivity to changes in key assumptions
A 100 basis point increase or decrease in the discount rates used to measure our U.S. defined-benefit pension and other post-retirement plans would result in an approximate decrease of $5 million or increase of $6 million in our total projected benefit obligation. A 100 basis point increase or decrease in the assumed rate of return on pension assets or discount rates for our U.S. pension and other post-retirement benefit plans would result in an immaterial change in our ongoing pension expense. These estimates exclude any potential mark-to-market adjustments.
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
Interest rate risk
Our debt portfolio as of December 31, 2024, was comprised of debt denominated in U.S. dollars. This debt portfolio is comprised of 49% fixed-rate debt and 51% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2024, a 100 basis point increase or decrease in interest rates would result in approximately a $42 million decrease or a $45 million increase in fair value of total fixed rate debt outstanding, respectively.
We manage our exposure to certain interest rate risks related to our variable-rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable-rate debt. As of December 31, 2024, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges. Refer to ITEM 8, Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our interest rate swaps and collars.
A 100 basis point fluctuation in interest rates associated with our variable-rate debt as of December 31, 2024, inclusive of our interest rate swaps and collars, would result in an approximately $5 million increase or decrease in interest incurred.
Foreign currency risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Periodically, we use derivative financial instruments to manage these risks. The functional currencies of our foreign operating locations are generally the local currency in the country of domicile. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign currency exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.
From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. At December 31, 2024, there were no outstanding foreign currency derivative contracts. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive loss and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings.
At December 31, 2024, we had outstanding cross currency swap agreements with a combined notional amount of $728.5 million. The cross currency swap agreements are accounted for as either cash flow hedges to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The currency risk related to the cross currency swap agreements is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. A 10% appreciation or a 10% depreciation of the U.S. dollar relative to the Euro would result in a change in accumulated other comprehensive income of approximately $68 million. However, the change in other comprehensive income would be offset by decreases or increases in the hedged items on our balance sheet.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. That attestation report is set forth immediately following this management report.

John L. Stauch	Robert P. Fishman
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, cash flows and changes in equity, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company assesses uncertain tax positions (“UTPs”) based upon an evaluation of available information and records a liability when a position taken or expected to be taken in a tax return does not meet certain measurement or recognition criteria. A tax benefit is recognized only if management believes it is more likely than not that the tax position will be sustained upon examination by the relevant tax authority. Determining the completeness of UTPs is complex and significant judgment is involved in identifying which positions may not meet the required measurement or recognition criteria. As of December 31, 2024, the Company’s recorded UTP balance was $6.0 million.
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
February 25, 2025

We have served as the Company’s auditor since 1977.

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per-share data	2024	2023	2022
Net sales	$4,082.8	$4,104.5	$4,121.8
Cost of goods sold	2,484.0	2,585.3	2,757.2
Gross profit	1,598.8	1,519.2	1,364.6
Selling, general and administrative	701.4	680.2	677.1
Research and development	93.6	99.8	92.2
Operating income	803.8	739.2	595.3
Other expense (income)
Net interest expense	88.6	118.3	61.8
Other (income) expense	(3.7)	2.0	(17.1)
Income from continuing operations before income taxes	718.9	618.9	550.6
Provision (benefit) for income taxes	93.3	(4.0)	67.4
Net income from continuing operations	625.6	622.9	483.2
Loss from discontinued operations, net of tax	(0.2)	(0.2)	(2.3)
Net income	$625.4	$622.7	$480.9
Comprehensive income, net of tax
Net income	$625.4	$622.7	$480.9
Changes in cumulative translation adjustment	(65.8)	24.0	(56.4)
Changes in market value of derivative financial instruments, net of tax	33.6	(29.4)	31.3
Comprehensive income	$593.2	$617.3	$455.8
Earnings (loss) per ordinary share
Basic
Continuing operations	$3.78	$3.77	$2.93
Discontinued operations	—	—	(0.01)
Basic earnings per ordinary share	$3.78	$3.77	$2.92
Diluted
Continuing operations	$3.74	$3.75	$2.92
Discontinued operations	—	—	(0.02)
Diluted earnings per ordinary share	$3.74	$3.75	$2.90
Weighted average ordinary shares outstanding
Basic	165.6	165.1	164.8
Diluted	167.1	166.3	165.6

See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2024	2023
Assets
Current assets
Cash and cash equivalents	$118.7	$170.3
Accounts receivable, net of allowances of $9.1 and $11.2, respectively	565.2	561.7
Inventories	610.9	677.7
Other current assets	141.3	159.3
Total current assets	1,436.1	1,569.0
Property, plant and equipment, net	358.8	362.0
Other assets
Goodwill	3,286.6	3,274.6
Intangibles, net	1,033.8	1,042.4
Other non-current assets	331.2	315.3
Total other assets	4,651.6	4,632.3
Total assets	$6,446.5	$6,563.3
Liabilities and Equity
Current liabilities
Current maturities of short-term borrowings	$9.3	$—
Accounts payable	272.8	278.9
Employee compensation and benefits	116.2	125.4
Other current liabilities	496.8	545.3
Total current liabilities	895.1	949.6
Other liabilities
Long-term debt	1,638.7	1,988.3
Pension and other post-retirement compensation and benefits	61.6	73.6
Deferred tax liabilities	44.4	40.0
Other non-current liabilities	243.8	294.7
Total liabilities	2,883.6	3,346.2
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 164.8 and 165.3 issued at December 31, 2024 and 2023, respectively	1.7	1.7
Additional paid-in capital	1,501.7	1,593.6
Retained earnings	2,336.1	1,866.2
Accumulated other comprehensive loss	(276.6)	(244.4)
Total equity	3,562.9	3,217.1
Total liabilities and equity	$6,446.5	$6,563.3
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2024	2023	2022
Operating activities
Net income	$625.4	$622.7	$480.9
Loss from discontinued operations, net of tax	0.2	0.2	2.3
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(1.9)	(2.8)	(1.8)
Depreciation	60.3	59.5	54.1
Amortization	54.3	55.3	52.5
Deferred income taxes	(11.4)	(92.5)	(44.8)
Share-based compensation	39.7	29.1	24.9
Asset impairment and write-offs	17.6	7.9	25.6
Amortization of bridge financing debt issuance costs	—	—	9.0
Pension and other post-retirement expense (benefit)	0.1	12.1	(12.2)
Pension and other post-retirement contributions	(12.0)	(8.7)	(8.8)
Gain on sale of assets	—	(3.4)	(2.3)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(11.2)	(24.4)	30.4
Inventories	53.6	109.6	(187.0)
Other current assets	14.1	(29.1)	(16.5)
Accounts payable	(3.7)	(75.1)	(56.9)
Employee compensation and benefits	(5.0)	17.2	(35.2)
Other current liabilities	(48.7)	(59.5)	46.3
Other non-current assets and liabilities	(4.5)	2.7	3.8
Net cash provided by operating activities of continuing operations	766.9	620.8	364.3
Net cash used for operating activities of discontinued operations	(0.2)	(1.6)	(1.0)
Net cash provided by operating activities	766.7	619.2	363.3
Investing activities
Capital expenditures	(74.4)	(76.0)	(85.2)
Proceeds from sale of property and equipment	0.6	5.6	4.1
Acquisitions, net of cash acquired	(108.0)	(0.6)	(1,580.9)
(Payments) receipts upon the settlement of net investment hedges	(5.8)	(18.5)	78.9
Other	—	4.1	0.3
Net cash used for investing activities	(187.6)	(85.4)	(1,582.8)
Financing activities
Net receipts of short-term borrowings	9.3	—	—
Net borrowings (repayments) of revolving long-term debt	9.5	(320.0)	124.5
Proceeds from long-term debt	—	—	1,391.3
Repayments of long-term debt	(362.5)	(12.5)	(88.3)
Debt issuance costs	—	—	(15.8)
Shares issued to employees, net of shares withheld	18.4	9.6	(2.7)
Repurchases of ordinary shares	(150.0)	—	(50.0)
Dividends paid	(152.3)	(145.2)	(138.6)
(Payments) receipts upon the settlement of cross currency swaps	(9.1)	—	12.3
Net cash (used for) provided by financing activities	(636.7)	(468.1)	1,232.7
Effect of exchange rate changes on cash and cash equivalents	6.0	(4.3)	1.2
Change in cash and cash equivalents	(51.6)	61.4	14.4
Cash and cash equivalents, beginning of year	170.3	108.9	94.5
Cash and cash equivalents, end of year	$118.7	$170.3	$108.9

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$145.6	$146.4	$57.0
Cash paid for income taxes, net	121.0	120.0	122.6

See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2021	165.1	$1.7	$1,582.7	$1,051.4	$(213.9)	$2,421.9
Net income	—	—	—	480.9	—	480.9
Other comprehensive loss, net of tax	—	—	—	—	(25.1)	(25.1)
Dividends declared	—	—	—	(141.8)	—	(141.8)
Share repurchases	(1.0)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.1	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(6.3)	—	—	(6.3)
Share-based compensation	—	—	24.9	—	—	24.9
Balance - December 31, 2022	164.5	$1.7	$1,554.9	$1,390.5	$(239.0)	$2,708.1
Net income	—	—	—	622.7	—	622.7
Other comprehensive loss, net of tax	—	—	—	—	(5.4)	(5.4)
Dividends declared	—	—	—	(147.0)	—	(147.0)
Exercise of options, net of shares tendered for payment	0.4	—	18.3	—	—	18.3
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.7)	—	—	(8.7)
Share-based compensation	—	—	29.1	—	—	29.1
Balance - December 31, 2023	165.3	$1.7	$1,593.6	$1,866.2	$(244.4)	$3,217.1
Net income	—	—	—	625.4	—	625.4
Other comprehensive loss, net of tax	—	—	—	—	(32.2)	(32.2)
Dividends declared	—	—	—	(155.5)	—	(155.5)
Share repurchases	(1.6)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.8	—	28.8	—	—	28.8
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(10.4)	—	—	(10.4)
Share-based compensation	—	—	39.7	—	—	39.7
Balance - December 31, 2024	164.8	$1.7	$1,501.7	$2,336.1	$(276.6)	$3,562.9
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

1.Basis of Presentation and Summary of Significant Accounting Policies
Business
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a water industrial manufacturing company comprised of three reportable segments: Flow, Water Solutions and Pool.
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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 91.2%, 90.6% and 91.7% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 8.8%, 9.4% and 8.3% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract, and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the

Pentair plc and Subsidiaries
Notes to consolidated financial statements

cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
On December 31, 2024, we had $103.2 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Contract assets and liabilities consisted of the following:

	December 31
In millions	2024	2023	$ Change	% Change
Contract assets	$46.7	$70.8	$(24.1)	(34.0)%
Contract liabilities	38.8	53.7	(14.9)	(27.7)%
Net contract assets	$7.9	$17.1	$(9.2)	(53.8)%
The $9.2 million decrease in net contract assets from December 31, 2023 to December 31, 2024 was primarily the result of timing of milestone payments. Approximately 95% of our contract liabilities at December 31, 2023 were recognized in revenue during the twelve months ended December 31, 2024. There were no impairment losses recognized on our net contract assets for the twelve months ended December 31, 2024 and December 31, 2023.
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
Revenue by category
We disaggregate our revenue from contracts with customers by segment, geographic location and vertical market, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 14 for revenue disaggregated by reportable segment.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Years ended December 31
In millions	2024	2023	2022
U.S.	$2,833.6	$2,835.9	$2,913.2
Western Europe	493.3	471.9	439.2
Developing (1)	527.2	558.0	515.5
Other Developed (2)	228.7	238.7	253.9
Consolidated net sales (3)	$4,082.8	$4,104.5	$4,121.8
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Net sales in Ireland, for each of the years presented, were not material.
Vertical market net sales information was as follows:

	Years ended December 31
In millions	2024	2023	2022
Residential	$2,191.5	$2,134.0	$2,613.6
Commercial	1,117.2	1,177.2	809.1
Industrial	774.1	793.3	699.1
Consolidated net sales	$4,082.8	$4,104.5	$4,121.8
Research and development
We conduct research and development (“R&D”) activities primarily in our own facilities, which mostly consist of development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2024, 2023 and 2022 were $93.6 million, $99.8 million and $92.2 million, respectively.

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
The following table summarizes the activity in the allowance for credit losses:

	Years ended December 31
In millions	2024	2023	2022
Beginning balance	$11.2	$10.8	$9.1
Bad debt (benefit) expense	(0.2)	0.7	3.6
Acquisitions	—	—	0.3
Write-offs, net of recoveries	(1.4)	(0.7)	(1.4)
Other (1)	(0.5)	0.4	(0.8)
Ending balance	$9.1	$11.2	$10.8
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2024	2023
U.S.	$225.0	$223.9
Western Europe	76.0	77.4
Developing (1)	48.2	50.5
Other Developed (2)	9.6	10.2
Consolidated (3)	$358.8	$362.0
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
(3) Property, plant and equipment, net in Ireland, for each of the years presented, were not material.
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded $9.2 million of long-lived asset impairment charges in 2022 comprised of long-lived assets which were primarily written off as a result of restructuring actions and certain business exits announced in the fourth quarter of 2022. No material long-lived asset impairment charges were recorded in 2024 or 2023.
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
During 2024, a qualitative assessment was performed. As a result, it was determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Factors considered in the analysis included the 2023 discounted cash flow fair value assessment of the reporting units and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge of $2.7 million was recorded in 2022 related to the write-off of a proprietary technology intangible asset as a result of restructuring initiatives implemented in the fourth quarter of 2022. The impairment charge was recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income. No impairment charges associated with identifiable intangibles with finite lives were recognized in 2024 or 2023.
Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test the first day of the fourth quarter each year for those identifiable assets not subject to amortization. The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy. No impairment charges were recognized in 2024, 2023, or 2022 as a result of our annual impairment assessment.
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
Insurance subsidiary
A portion of our property and casualty insurance program is insured through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2024 and 2023, reserves for policy claims were $68.6 million, of which $13.0 million was included in Other current liabilities and $55.6 million was included in Other non-current liabilities, and $64.9 million, of which $13.0 million was included in Other current liabilities and $51.9 million was included in Other non-current liabilities, respectively.
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
The requisite service period for options and RSUs and the performance period for PSUs may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period.
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

New and recently adopted accounting standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures regarding significant expenses. We adopted the standard retrospectively beginning with our annual reporting for the year ended December 31, 2024. Refer to Note 14 for further information on our segment reporting.
In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures,” which requires new and enhanced disclosures primarily related to income taxes paid and the effective tax rate reconciliation. We will adopt the standard beginning with our annual reporting for the year ending December 31, 2025. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation - Income Statement Expenses,” which requires disclosure of disaggregation of certain relevant expenses within the Consolidated Statements of Operations and Comprehensive Income on an annual and interim basis. We will adopt the standard beginning with our annual reporting for the year ending December 31, 2027. We are currently evaluating the effect that the updated standard will have on our financial statement disclosures.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

2.    Acquisitions
On December 2, 2024, as part of our Pool reportable segment, we completed the acquisition of G & F Manufacturing, LLC for $116.0 million in cash, net of cash acquired and subject to customary adjustments. The net purchase price is comprised of an upfront cash payment of $108.0 million, subject to customary adjustments, and the estimated fair value at the acquisition date of contingent earn-out liabilities based upon the achievement of certain defined operating results in the two years following the acquisition. The excess purchase price over tangible and identifiable intangible net assets acquired has been preliminarily allocated to goodwill in the amount of $56.6 million, all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $51.6 million of definite-lived customer relationships with an estimated useful life of 16 years. The pro forma impact of the acquisition was not material.
In July 2022, as part of our Water Solutions reportable segment, we acquired the issued and outstanding equity securities of certain subsidiaries of Welbilt, Inc. (“Welbilt”) and certain other assets, rights, and properties, and assumed certain liabilities, comprising Welbilt’s Manitowoc Ice business (“Manitowoc Ice”), for approximately $1.6 billion in cash.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following table presents unaudited pro forma financial information as if the Manitowoc Ice acquisition had occurred on January 1, 2022, the beginning of the comparable prior annual reporting period:

Year Ended December 31
In millions, except per share data	2022
Pro forma net sales	$4,328.6
Pro forma net income from continuing operations	486.3
Pro forma earnings per ordinary share - continuing operations
Basic	$2.95
Diluted	2.94

The unaudited pro forma net income from continuing operations includes Manitowoc Ice’s identifiable intangible asset amortization expense of $34.1 million for the year ended December 31, 2022. The unaudited pro forma net income from continuing operations for the year ended December 31, 2022 excludes the impact of $34.7 million of transaction-related charges, acquisition-related bridge financing costs and non-recurring expense related to the fair value adjustment to acquisition-date inventory.
The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the Manitowoc Ice acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the Manitowoc Ice acquisition occurred on January 1, 2022.

3.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2024	2023	2022
Net income	$625.4	$622.7	$480.9
Net income from continuing operations	$625.6	$622.9	$483.2
Weighted average ordinary shares outstanding
Basic	165.6	165.1	164.8
Dilutive impact of stock options and restricted stock awards	1.5	1.2	0.8
Diluted	167.1	166.3	165.6
Earnings (loss) per ordinary share
Basic
Continuing operations	$3.78	$3.77	$2.93
Discontinued operations	—	—	(0.01)
Basic earnings per ordinary share	$3.78	$3.77	$2.92
Diluted
Continuing operations	$3.74	$3.75	$2.92
Discontinued operations	—	—	(0.02)
Diluted earnings per ordinary share	$3.74	$3.75	$2.90
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.1	0.3	0.9

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

During 2024, 2023 and 2022, we initiated and continued execution of activities associated with our Transformation Program as well as initiated and continued certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring and Transformation Program initiatives during the years ended December 31, 2024, 2023 and 2022 included a reduction in hourly and salaried headcount of approximately 575 employees, 475 employees and 625 employees, respectively.
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income included the following:

	Years ended December 31
In millions	2024	2023	2022
Restructuring Initiatives
Severance and related costs	$34.5	$8.2	$17.7
Asset impairment and write-offs (1)	9.9	3.8	25.6
Other restructuring costs and related adjustments (2)	(0.9)	(6.0)	13.0
Total restructuring costs	43.5	6.0	56.3
Transformation Program
Severance and related costs	0.7	6.9	3.4
Asset impairment and write-offs (1)	7.7	0.4	—
Other transformation costs (3)	51.4	37.4	23.8
Total transformation costs	59.8	44.7	27.2
Total restructuring and transformation costs	$103.3	$50.7	$83.5
(1) Consists of inventory and long-lived asset impairments and write-offs associated with restructuring or transformation activities. An identifiable intangible asset was also impaired in 2022 as a result of certain business exits.
(2) Other restructuring costs and related adjustments primarily consist of certain accruals and related refinements as well as various contract termination costs associated with business and product line exits.
(3) Other transformation costs primarily consist of professional services and project management related costs, partially offset by gain on sale of assets in 2023.
Restructuring and transformation costs by reportable segment as well as Corporate and other were as follows:

	Years ended December 31
In millions	2024	2023	2022
Flow	$15.5	$3.4	$2.2
Water Solutions	19.4	(0.1)	41.1
Pool	15.7	9.1	14.3
Corporate and other	52.7	38.3	25.9
Total restructuring and transformation costs	$103.3	$50.7	$83.5
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2024	2023
Beginning balance	$13.4	$23.2
Costs incurred	35.2	15.1
Cash payments and other	(29.9)	(24.9)
Ending balance	$18.7	$13.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

5.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 by reportable segment were as follows:

In millions	December 31, 2023	Acquisitions	Foreign currency translation	December 31, 2024
Flow	$767.1	$—	$(36.7)	$730.4
Water Solutions	1,400.6	—	(7.9)	1,392.7
Pool	1,106.9	56.6	—	1,163.5
Total goodwill	$3,274.6	$56.6	$(44.6)	$3,286.6

In millions	December 31, 2022	Purchase accounting adjustments	Foreign currency translation	December 31, 2023
Flow	$747.6	$—	$19.5	$767.1
Water Solutions	1,398.1	(0.8)	3.3	1,400.6
Pool	1,106.9	—	—	1,106.9
Total goodwill	$3,252.6	$(0.8)	$22.8	$3,274.6
There has been no impairment of goodwill for any of the years presented.
Identifiable intangible assets consisted of the following at December 31:

	2024			2023
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,146.5	$(400.2)	$746.3	$1,106.2	$(361.8)	$744.4
Proprietary technology and patents	88.8	(48.4)	40.4	89.7	(43.2)	46.5
Total definite-life intangibles	1,235.3	(448.6)	786.7	1,195.9	(405.0)	790.9
Indefinite-life intangibles
Trade names	247.1	—	247.1	251.5	—	251.5
Total intangibles	$1,482.4	$(448.6)	$1,033.8	$1,447.4	$(405.0)	$1,042.4
Identifiable intangible asset amortization expense in 2024, 2023 and 2022 was $54.3 million, $55.3 million and $52.5 million, respectively.
An impairment charge of $2.7 million was recorded in 2022 related to the write-off of a proprietary technology intangible asset as a result of a business exit announced in the fourth quarter of 2022. No impairment charge was recorded for identifiable intangible assets in 2024 or 2023.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2025	2026	2027	2028	2029
Estimated amortization expense	$57.1	$55.8	$54.5	$52.1	$51.7

Pentair plc and Subsidiaries
Notes to consolidated financial statements

6.    Supplemental Balance Sheet Information

	December 31
In millions	2024	2023
Inventories
Raw materials and supplies	$315.8	$369.1
Work-in-process	88.4	97.1
Finished goods	206.7	211.5
Total inventories	$610.9	$677.7
Other current assets
Cost in excess of billings	$46.7	$70.8
Prepaid expenses	51.0	55.2
Other current assets	43.6	33.3
Total other current assets	$141.3	$159.3
Property, plant and equipment, net
Land and land improvements	$31.3	$32.3
Buildings and leasehold improvements	217.9	225.5
Machinery and equipment	675.8	669.9
Capitalized software	92.2	70.5
Construction in progress	51.1	55.8
Total property, plant and equipment	1,068.3	1,054.0
Accumulated depreciation and amortization	709.5	692.0
Total property, plant and equipment, net	$358.8	$362.0
Other non-current assets
Right-of-use lease assets	$116.1	$102.0
Deferred income taxes	129.6	113.2
Deferred compensation plan assets	29.4	26.1
Other non-current assets	56.1	74.0
Total other non-current assets	$331.2	$315.3
Other current liabilities
Dividends payable	$41.2	$38.0
Accrued warranty	67.2	65.0
Accrued rebates and incentives	176.7	181.8
Accrued freight	18.4	20.4
Billings in excess of cost	33.8	46.9
Current lease liability	26.3	26.2
Income taxes payable	28.8	20.7
Accrued restructuring	18.7	13.4
Interest payable	5.5	29.7
Other current liabilities	80.2	103.2
Total other current liabilities	$496.8	$545.3
Other non-current liabilities
Long-term lease liability	$92.8	$79.1
Income taxes payable	8.1	35.6
Self-insurance liabilities	55.6	51.9
Deferred compensation plan liabilities	29.4	26.1
Foreign currency contract liabilities	16.3	70.0
Other non-current liabilities	41.6	32.0
Total other non-current liabilities	$243.8	$294.7

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.    Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss consist of the following:

	December 31
In millions	2024	2023
Cumulative translation adjustments	$(322.3)	$(256.5)
Market value of derivative financial instruments, net of tax	45.7	12.1
Accumulated other comprehensive loss	$(276.6)	$(244.4)

8.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity Year	December 31
	December 31, 2024		2024	2023
Revolving credit facility (Senior Credit Facility)	5.533%	2026	$9.5	$—
Term Loan Facility	5.850%	2023 - 2027	825.0	987.5
Term loans (Senior Credit Facility)	N/A	2024	—	200.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Other	5.533%	2025	9.3	—
Unamortized debt issuance costs and discounts	N/A	N/A	(15.1)	(18.5)
Total debt			1,648.0	1,988.3
Less: Current maturities of short-term borrowings			9.3	—
Long-term debt			$1,638.7	$1,988.3

(1) Senior notes are guaranteed as to payment by Pentair plc.
Pentair, Pentair Finance S.à r.l (“PFSA“) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, providing for a $900.0 million senior unsecured revolving credit facility. During 2024, PFSA repaid $200.0 million of term loans under the Senior Credit Facility. The revolving credit facility has a maturity date of December 16, 2026. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of December 31, 2024, total availability under the Senior Credit Facility was $890.5 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of December 31, 2024, the remaining obligation of $825.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.

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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at December 31, 2024. Borrowings under these credit facilities bear interest at variable rates.
We have $19.3 million of senior notes maturing in the next twelve months. We classified this debt as long-term as of December 31, 2024 as we have the intent and ability to refinance such obligations on a long-term basis under the revolving credit facility under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at December 31, 2024 matures on a calendar year basis as follows:

In millions	2025	2026	2027	2028	2029	Thereafter	Total
Contractual debt obligation maturities	$28.6	$9.5	$825.0	$—	$400.0	$400.0	$1,663.1
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
At December 31, 2024, there were no outstanding foreign currency derivative contracts. At December 31, 2023, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $23.9 million. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At December 31, 2024 and 2023, we had outstanding cross currency swap agreements with a combined notional amount of $728.5 million and $940.2 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. As of December 31, 2024 and 2023, we had deferred foreign currency losses of $13.8 million and $51.6 million, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In December 2024, a cross currency swap agreement, which was accounted for as a cash flow hedge, matured, resulting in a net cash payment of $8.3 million, of which $9.1 million is included within financing activities and $0.8 million of interest income included within operating activities on the Consolidated Statements of Cash Flows.
In November 2024, we entered into transactions to early terminate and cash settle €450.0 million our cross currency swap agreements, resulting in total net cash received of $11.4 million, of which $10.6 million is included within investing activities and $0.8 million of interest income is included within operating activities on the Consolidated Statements of Cash Flows. Subsequent to the termination, we entered into new cross currency swap agreements with euro notional amounts matching the original swap agreements.
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
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable-rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable-rate debt. As of December 31, 2024, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges.
Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Consolidated Balance Sheets. We had unrealized gains of $1.9 million and $0.3 million at December 31, 2024 and 2023, respectively, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

•deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined above; fair value of common/collective trusts are valued at net asset value (“NAV”), which is based on the fair value of the underlying securities owned by the fund and divided by the number of shares outstanding; and
•contingent earn-out liabilities — fair value is generally established using a probability-weighted discounted income approach to convert future estimated cash flows to a single present value amount. The related inputs are classified as Level 3 in the valuation hierarchy defined above.
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2024		2023
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$843.8	$843.8	$1,187.5	$1,187.5
Fixed rate debt	819.3	814.3	819.3	824.5
Total debt	$1,663.1	$1,658.1	$2,006.8	$2,012.0

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	December 31, 2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$1.9	$—	$—	$1.9
Foreign currency contract assets	—	2.5	—	—	2.5
Foreign currency contract liabilities	—	(16.3)	—	—	(16.3)
Deferred compensation plan assets	15.0	—	—	14.4	29.4
Contingent earn-out liabilities	—	—	8.0	—	8.0
Total recurring fair value measurements	$15.0	$(11.9)	$8.0	$14.4	$25.5

	December 31, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$0.3	$—	$—	$0.3
Foreign currency contract assets	—	0.2	—	—	0.2
Foreign currency contract liabilities	—	(70.0)	—	—	(70.0)
Deferred compensation plan assets	12.1	—	—	14.0	26.1
Total recurring fair value measurements	$12.1	$(69.5)	$—	$14.0	$(43.4)
In conjunction with the acquisition of G & F Manufacturing, we recorded an estimated fair value of $8.0 million of contingent earn-out liabilities, which are considered Level 3 under our fair value hierarchy. The recorded fair value of the associated contingent earn-out liabilities was reviewed as of December 31, 2024, with no further change in fair value. The fair value of the contingent earn-out liabilities will be re-measured for each reporting period until resolution of the contingent earn-out payments, and any resulting changes to fair value would be recorded in earnings.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

10.    Income Taxes
Income from continuing operations before income taxes consisted of the following:

	Years ended December 31
In millions	2024	2023	2022
Federal (1)	$1.9	$(9.9)	$(10.1)
International (2)	717.0	628.8	560.7
Income from continuing operations before income taxes	$718.9	$618.9	$550.6
(1) “Federal” reflects United Kingdom (“U.K.”) income (loss) from continuing operations before income taxes, given U.K. tax residency.
(2) “International” reflects non-U.K. income from continuing operations before income taxes.
The provision (benefit) for income taxes consisted of the following:

	Years ended December 31
In millions	2024	2023	2022
Currently payable (receivable)
Federal (1)	$3.0	$—	$—
International (2)	101.7	88.5	112.2
Total current taxes	104.7	88.5	112.2
Deferred
International (2)	(11.4)	(92.5)	(44.8)
Total deferred taxes	(11.4)	(92.5)	(44.8)
Total provision (benefit) for income taxes	$93.3	$(4.0)	$67.4
(1) “Federal” represents U.K. taxes.
(2) “International” represents non-U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2024	2023	2022
U.K. federal statutory income tax rate (1)	25.0%	23.5%	19.0%
Tax effect of international operations (2)	(11.5)	(13.2)	(7.6)
Change in valuation allowances	2.0	2.2	1.0
Withholding taxes	1.5	—	—
Excess tax benefits on stock-based compensation	(1.5)	(0.1)	(0.2)
Unrecognized tax benefits	(2.7)	—	—
Worthless stock deduction	—	(5.0)	—
Change in tax basis in foreign assets (3)	0.2	(8.0)	—
Effective tax rate	13.0%	(0.6)%	12.2%
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2024	2023	2022
Beginning balance	$38.6	$39.6	$37.3
Gross increases for tax positions in prior periods	—	0.6	3.6
Gross decreases for tax positions in prior periods	(31.5)	(0.2)	(0.9)
Gross increases based on tax positions related to the current year	0.2	1.6	0.2
Gross decreases related to settlements with taxing authorities	(1.3)	(3.0)	(0.6)
Ending balance	$6.0	$38.6	$39.6
We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The $6.0 million of total gross unrecognized tax benefits as of December 31, 2024, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2024 may decrease by a range of zero to $1.0 million during 2025, primarily as a result of the resolution of tax audits.
Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2009 to present are under audit by tax authorities in various jurisdictions, including Belgium, Germany and India. We anticipate that several of these audits may be concluded in the foreseeable future.
We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. At December 31, 2024, we have no liabilities for the possible payment of penalties, and at December 31, 2023, we had liabilities of $0.3 million for the possible payment of penalties. At December 31, 2024 and 2023, we had $3.9 million and $6.4 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
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
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2024	2023
Other non-current assets	$129.6	$113.2
Deferred tax liabilities	44.4	40.0
Net deferred tax assets	$85.2	$73.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2024	2023
Deferred tax assets
Accrued liabilities and reserves	$54.8	$58.8
Pension and other post-retirement compensation and benefits	17.5	20.1
Employee compensation and benefits	27.4	28.6
Research and development costs	36.6	28.4
Tax loss and credit carryforwards	691.4	769.4
Interest limitations	214.0	168.4
Total deferred tax assets	1,041.7	1,073.7
Valuation allowance	739.7	816.6
Deferred tax assets, net of valuation allowance	302.0	257.1
Deferred tax liabilities
Property, plant and equipment	17.1	17.9
Goodwill and other intangibles	177.9	149.7
Other liabilities	21.8	16.3
Total deferred tax liabilities	216.8	183.9
Net deferred tax assets	$85.2	$73.2
As of December 31, 2024, tax loss carryforwards of $2,852.8 million were available to offset future income. A valuation allowance of $681.1 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses primarily relate to non-U.S. carryforwards of $2,796.5 million of which $1,762.4 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2025. In addition, there were $56.3 million of U.S. state tax loss carryforwards as of December 31, 2024. U.S. state tax losses of $7.3 million are in jurisdictions with unlimited tax loss carryforward periods, while the remainder will expire in future years through 2044.
Deferred taxes in the amount of $8.0 million have been provided on undistributed earnings of certain subsidiaries. Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.
The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. For the year ended December 31, 2024, the impact of Pillar Two on our consolidated financial statements was not material.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2024 and 2023:

	Pension plans		Other post-retirement plans
In millions	2024	2023	2024	2023
Change in benefit obligations
Benefit obligation beginning of year	$97.5	$90.5	$7.6	$9.0
Service cost	1.7	1.7	—	—
Interest cost	3.9	4.1	0.4	0.5
Settlement (1)	(6.8)	—	—	—
Curtailment (1)	(2.0)	—	—	—
Actuarial (gain) loss (2)	(2.7)	7.4	(0.6)	(0.8)
Foreign currency translation	(1.1)	1.1	—	—
Benefits paid	(7.2)	(7.3)	(0.8)	(1.1)
Benefit obligation end of year	$83.3	$97.5	$6.6	$7.6
Change in plan assets
Fair value of plan assets beginning of year	$30.5	$28.4	$—	$—
Actual return on plan assets	0.6	0.8	—	—
Company contributions	11.2	7.6	0.8	1.1
Settlement	(6.8)	—	—	—
Foreign currency translation	(0.9)	1.0	—	—
Benefits paid	(7.2)	(7.3)	(0.8)	(1.1)
Fair value of plan assets end of year	$27.4	$30.5	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(55.9)	$(67.0)	$(6.6)	$(7.6)
(1) The settlement and curtailment in 2024 related to a reduction in headcount in one of our pension plans as a result of ongoing transformation initiatives.
(2) The actuarial gain in 2024 was primarily due to increases in discount rates to reflect economic conditions at December 31, 2024. The actuarial loss in 2023 was primarily due to declines in discount rates to reflect economic conditions at December 31, 2023.
Amounts recorded in the Consolidated Balance Sheets were as follows:

	Pension plans		Other post-retirement plans
In millions	2024	2023	2024	2023
Current liabilities	$(6.2)	$(6.5)	$(1.0)	$(1.1)
Non-current liabilities	(49.7)	(60.5)	(5.6)	(6.5)
Benefit obligations in excess of the fair value of plan assets	$(55.9)	$(67.0)	$(6.6)	$(7.6)
The accumulated benefit obligation for our pension plans was $82.6 million and $93.4 million at December 31, 2024 and 2023, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2024	2023	2024	2023
Projected benefit obligation	$83.3	$97.5	$83.3	$83.5
Fair value of plan assets	27.4	30.5	27.4	18.8
Accumulated benefit obligation	N/A	N/A	82.6	81.9
Components of net periodic benefit expense for our pension plans for the years ended December 31 were as follows:

In millions	2024	2023	2022
Service cost	$1.7	$1.7	$2.4
Interest cost	3.9	4.1	2.5
Expected return on plan assets	(0.6)	(0.8)	(0.7)
Curtailment	(2.0)	—	—
Net actuarial (gain) loss	(2.9)	7.1	(16.4)
Net periodic benefit expense (income)	$0.1	$12.1	$(12.2)
Components of net periodic benefit expense and income for our other post-retirement plans for the years ended December 31, 2024, 2023 and 2022, were not material.
Assumptions
The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost as they pertain to our pension and other post-retirement plans.

	Pension plans			Other post-retirement plans
Percentages	2024	2023	2022	2024	2023	2022
Benefit obligation assumptions
Discount rate	4.83%	4.26%	4.77%	5.31%	4.84%	5.11%
Rate of compensation increase	3.78%	3.70%	3.80%	N/A	N/A	N/A
Net periodic benefit expense assumptions
Discount rate	4.26%	4.77%	2.21%	4.84%	5.11%	2.34%
Expected long-term return on plan assets	4.36%	4.76%	2.89%	N/A	N/A	N/A
Rate of compensation increase	3.70%	3.80%	3.61%	N/A	N/A	N/A
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2025.
Expected rates of return
The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Pension plan assets yielded gains of 1.97% and 2.82% in 2024 and 2023, respectively, and a loss of 16.86% in 2022.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2024	2023
Healthcare cost trend rate assumed for following year	7.0%	6.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year the cost trend rate reaches the ultimate trend rate	2035	2046
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
Asset allocation
Our actual overall asset allocation for our pension plans as compared to our investment policy goals as of December 31 was as follows:

	Actual		Target
Percentages	2024	2023	2024	2023
Fixed income	70%	53%	71%	53%
Alternative	29%	47%	29%	47%
Cash	1%	—%	—%	—%
Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Other investments	—	—	8.0	8.0
Total investments at fair value	$0.3	$—	$8.0	$8.3
Investments measured at NAV				19.1
Total				$27.4

	December 31, 2023
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.2	$—	$—	$0.2
Other investments	—	—	14.2	14.2
Total investments at fair value	$0.2	$—	$14.2	$14.4
Investments measured at NAV				16.1
Total				$30.5
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Activity for our Level 3 pension plan assets held during the year ended December 31, 2024 was as follows:

In millions	December 31, 2024
Beginning balance	$14.2
Actual return on plan assets	0.5
Company contributions	0.7
Benefits received	0.3
Settlement	(6.8)
Foreign currency translation	(0.9)
Ending balance	$8.0
Activity for our Level 3 pension plan assets held during the year ended December 31, 2023 was not material.
Cash flows
Contributions
Pension contributions totaled $11.2 million and $7.6 million in 2024 and 2023, respectively. We anticipate our 2025 pension contributions to be approximately $6.8 million. The 2025 expected contributions will equal or exceed our minimum funding requirements.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

In millions	Pension plans	Other post-retirement plans
2025	$8.0	$1.0
2026	8.3	0.9
2027	8.5	0.8
2028	8.3	0.8
2029	7.9	0.7
2030 - 2034	34.0	2.5
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
Our expense for the 401(k) plan, including the ESOP, was $19.7 million, $19.5 million and $21.4 million in 2024, 2023 and 2022, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $35.7 million and $32.7 million as of December 31, 2024 and 2023, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

During the year ended December 31, 2023, no ordinary shares were repurchased. During the year ended December 31, 2024, we repurchased 1.6 million of our ordinary shares for $150.0 million. As of December 31, 2024, we had $450.0 million available for share repurchases under this authorization.
Dividends payable
On December 16, 2024, the Board of Directors approved a regular quarterly cash dividend of $0.25 per share that was paid on February 7, 2025 to shareholders of record at the close of business on January 24, 2025. This dividend reflects a 9 percent increase in the Company’s regular cash dividend rate. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $41.2 million at December 31, 2024. Dividends paid per ordinary share were $0.92, $0.88 and $0.84 for the years ended December 31, 2024, 2023 and 2022, respectively.

13.    Share Plans
Share-based compensation expense
Total share-based compensation expense for 2024, 2023 and 2022 was as follows:

	December 31
In millions	2024	2023	2022
Stock options	$5.3	$4.3	$3.7
Restricted stock units	16.1	15.0	14.6
Performance share units	18.3	9.8	6.6
Total share-based compensation expense	$39.7	$29.1	$24.9
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
Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2024:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2024	2.3	$45.07
Granted	0.2	72.78
Exercised	(0.8)	40.20
Outstanding as of December 31, 2024	1.7	$50.35	5.6	$86.8
Options exercisable as of December 31, 2024	1.2	$46.36	4.5	$67.2
Options expected to vest as of December 31, 2024	0.5	$60.38	8.3	$19.2
Fair value of options granted
The weighted average grant date fair value of options granted under the 2020 Share Plan in 2024, 2023 and 2022 was estimated to be $24.84, $14.03 and $17.88 per share, respectively. The total intrinsic value of options that were exercised during 2024, 2023 and 2022 was $32.0 million, $5.3 million and $0.7 million, respectively. At December 31, 2024, the total unrecognized compensation cost related to stock options was $3.6 million. This cost is expected to be recognized over a weighted average period of 1.9 years.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	December 31
	2024	2023	2022
Risk-free interest rate	4.44%	4.00%	1.18%
Expected dividend yield	1.43%	2.02%	1.14%
Expected share price volatility	30.90%	30.40%	29.60%
Expected term (years)	6.5	6.1	6.4
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
Cash received from option exercises for the years ended December 31, 2024, 2023 and 2022 was $28.5 million, $16.0 million and $2.5 million, respectively. The tax benefit related to options exercised was $6.7 million, $1.0 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2024:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2024	0.6	$53.88
Granted	0.3	75.88
Vested	(0.3)	54.93
Forfeited	(0.1)	62.86
Outstanding as of December 31, 2024	0.5	$62.93
As of December 31, 2024, there was $18.4 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2020 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022, was $14.9 million, $17.6 million and $11.7 million, respectively. The tax benefit related to restricted stock units vested was $3.4 million, $2.7 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Performance share units
The following table summarizes performance share unit activity under all plans for the year ended December 31, 2024:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2024	0.4	$54.06
Granted	0.2	71.97
Vested	(0.2)	52.41
Outstanding as of December 31, 2024	0.4	$59.68
The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. As of December 31, 2024, there was $15.8 million of unrecognized compensation cost related to performance share compensation arrangements granted under the 2020 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The tax benefits related to performance share units were $0.9 million for the years ended December 31, 2024 and 2023, and $0.3 million for the year ended December 31, 2022.

14.    Segment Information
At Pentair, our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. We define our reportable segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions and allocate resources. Based on this, we classify our operations into the following reportable segments:
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
Our CODM evaluates our reportable segments’ performance based on net sales and reportable segment income and uses certain ratios, particularly return on sales, to measure their performance. Additionally, these measures are used to evaluate reinvestment of profits into our reportable segments or into other parts of the Company, such as for acquisitions, debt repayments, dividend payments or share repurchases. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Reportable segment income represents operating income of each reportable segment inclusive of equity income of unconsolidated subsidiaries and exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items. “Corporate and other” activity primarily consists of corporate expenses not allocated to the segments, including executive office, board of directors, and centrally-managed corporate functional or shared service costs related to finance, human resources, communications and corporate development. These activities do not meet the criteria for a stand-alone reportable segment under accounting standards codification (“ASC”) 280.
Financial information by reportable segment as well as a reconciliation of reportable segment income to consolidated income from continuing operations before income taxes is as follows:

	2024	2023	2022	2024	2023	2022	2024	2023	2022
In millions	Identifiable assets (1)			Capital expenditures			Depreciation
Flow	$1,590.7	$1,709.7	$1,722.4	$20.1	$19.6	$24.0	$21.4	$21.1	$19.5
Water Solutions	2,613.5	2,695.2	2,786.4	22.3	23.0	24.7	17.1	18.1	18.4
Pool	1,801.3	1,679.8	1,710.3	17.1	17.3	28.8	13.1	11.4	8.9
Reportable segment total	6,005.5	6,084.7	6,219.1	59.5	59.9	77.5	51.6	50.6	46.8
Corporate and other	441.0	478.6	228.4	14.9	16.1	7.7	8.7	8.9	7.3
Consolidated	$6,446.5	$6,563.3	$6,447.5	$74.4	$76.0	$85.2	$60.3	$59.5	$54.1
(1) All cash and cash equivalents are included in “Corporate and other.”

Pentair plc and Subsidiaries
Notes to consolidated financial statements

2024
In millions	Flow	Water Solutions	Pool	Total
Net sales	$1,514.0	$1,131.0	$1,436.1	$4,081.1
Reconciliation of consolidated net sales
Corporate and other				1.7
Total consolidated net sales (1)				$4,082.8

Cost of goods sold (2)(4)	(965.1)	(706.8)	(799.3)
Operating expenses (2)(3)(4)	(230.8)	(169.1)	(160.3)
Reportable segment income	$318.1	$255.1	$476.5	$1,049.7
Corporate and other				(90.5)
Restructuring and other				(37.0)
Transformation costs				(52.1)
Pension and other post-retirement mark-to-market gain				5.3
Asset impairment and write-offs				(17.6)
Legal accrual adjustments and settlements				7.5
Intangible amortization				(54.3)
Interest expense, net				(88.6)
Other expense				(3.5)
Income from continuing operations before income taxes				$718.9
(1) One customer in the Pool business represented approximately 15% of our consolidated net sales in 2024.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM, which includes certain corporate overhead allocations directly attributable to each of the segments.
(3) Operating expenses include selling, general, administrative, research and development costs which primarily consist of non-manufacturing employee compensation, non-manufacturing overhead and professional service costs as well as depreciation expense.
(4) These costs exclude certain expenses reported in the Consolidated Statements of Operations and Comprehensive Income, including costs that are reflected in “Corporate and other” and expenses excluded from reportable segment income as defined above.

2023
In millions	Flow	Water Solutions	Pool	Total
Net sales	$1,582.1	$1,177.2	$1,343.6	$4,102.9
Reconciliation of consolidated net sales
Corporate and other				1.6
Total consolidated net sales (1)				$4,104.5

Cost of goods sold (2)(4)	(1,054.7)	(752.5)	(775.2)
Operating expenses (2)(3)(4)	(245.1)	(177.1)	(151.4)
Reportable segment income	$282.3	$247.6	$417.0	$946.9
Corporate and other				(91.8)
Restructuring and other				(3.4)
Transformation costs				(44.3)
Pension and other post-retirement mark-to-market loss				(6.1)
Asset impairment and write-offs				(7.9)
Legal accrual adjustments and settlements				(2.2)
Intangible amortization				(55.3)
Interest expense, net				(118.3)
Other income				1.3
Income from continuing operations before income taxes				$618.9
(1) One customer in the Pool business represented approximately 15% of our consolidated net sales in 2023.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM, which includes certain corporate overhead allocations directly attributable to each of the segments.
(3) Operating expenses include selling, general, administrative, research and development costs which primarily consist of non-manufacturing employee compensation, non-manufacturing overhead and professional service costs as well as depreciation expense.
(4) These costs exclude certain expenses reported in the Consolidated Statements of Operations and Comprehensive Income, including costs that are reflected in “Corporate and other” and expenses excluded from reportable segment income as defined above.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

2022
In millions	Flow	Water Solutions	Pool	Total
Net sales	$1,500.8	$986.8	$1,632.7	$4,120.3
Reconciliation of consolidated net sales
Corporate and other				1.5
Total consolidated net sales (1)				$4,121.8

Cost of goods sold (2)(4)	(1,041.5)	(672.5)	(1,009.8)
Operating expenses (2)(3)(4)	(217.0)	(165.3)	(160.8)
Reportable segment income	$242.3	$149.0	$462.1	$853.4
Corporate and other				(85.7)
Restructuring and other				(32.4)
Transformation costs				(27.2)
Inventory step-up				(5.8)
Pension and other post-retirement mark-to-market gain				17.5
Asset impairment and write-offs				(25.6)
Russia business exit impact				(4.7)
Deal-related costs and expenses				(22.2)
Legal accrual adjustments and settlements				(0.2)
Intangible amortization				(52.5)
Interest expense, net				(61.8)
Other expense				(2.2)
Income from continuing operations before income taxes				$550.6
(1) One customer in the Pool business represented approximately 20% of our consolidated net sales in 2022.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM, which includes certain corporate overhead allocations directly attributable to each of the segments.
(3) Operating expenses include selling, general, administrative, research and development costs which primarily consist of non-manufacturing employee compensation, non-manufacturing overhead and professional service costs as well as depreciation expense.
(4) These costs exclude certain expenses reported in the Consolidated Statements of Operations and Comprehensive Income, including costs that are reflected in “Corporate and other” and expenses excluded from reportable segment income as defined above.
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
Environmental matters
We have been named as defendant, target or a potentially responsible party in a number of environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2024 and 2023, our recorded reserves for environmental matters were not material.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
The components of lease cost were as follows:

	December 31
In millions	2024	2023
Operating lease cost	$50.3	$49.7
Sublease income	(0.9)	(0.9)
Total lease cost	$49.4	$48.8
Supplemental cash flow information related to leases was as follows:

	December 31
In millions	2024	2023
Operating cash flows from operating leases	$36.3	$35.5
Right-of-use assets obtained in exchange for lease obligations	$22.4	$14.0
Other information related to leases was as follows:

	December 31
	2024	2023
Weighted-average remaining lease term of operating leases (years)	6.0	6.2
Weighted-average discount rate of operating leases	5.6%	5.7%

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2024 were as follows:

In millions
2025	$31.2
2026	27.7
2027	20.7
2028	15.2
2029	11.1
Thereafter	35.9
Total lease payments	141.8
Less: imputed interest	(22.7)
Total	$119.1
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
The changes in the carrying amount of service and product warranties from continuing operations were as follows:

	Years ended December 31
In millions	2024	2023	2022
Beginning balance	$65.0	$63.1	$40.5
Service and product warranty provision	87.0	90.0	85.3
Payments	(84.2)	(88.2)	(70.4)
Acquisitions	—	—	8.0
Foreign currency translation	(0.6)	0.1	(0.3)
Ending balance	$67.2	$65.0	$63.1

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
As of December 31, 2024 and 2023, the outstanding value of bonds, letters of credit and bank guarantees totaled $102.1 million and $124.3 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2024, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During 2024, we began a multi-year implementation of our new global enterprise resource planning (“ERP”) system at two locations within our Pool segment. Ultimately, this ERP system will modernize several of our existing operating and transactional financial systems. We believe this implementation will enhance our internal control over financial reporting due to improved operational functionality and further integration of related processes. We will continue to monitor our internal control over financial reporting for effectiveness throughout this implementation.
ITEM 9B.  OTHER INFORMATION
(b)    During the fourth quarter of 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the captions “Corporate Governance Matters” and “Proposal 1 Re-elect Director Nominees” and is incorporated herein by reference.
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
Information required under this item with respect to our Insider Trading Policy is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the caption “Insider Trading Policy, Including Prohibiting Hedging and Pledging Policies” and is incorporated herein by reference.
We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “CEO Pay Ratio” and “Corporate Governance - Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.
The following table summarizes, as of December 31, 2024, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2020 Share and Incentive Plan	1,863,797	(1)	$57.90	(2)	3,882,395	(3)
2012 Stock and Incentive Plan	823,881	(4)	40.99	(2)	—	(5)
Total	2,687,678		$50.04	(2)	3,882,395
(1)Consists of 947,848 shares subject to stock options, 480,918 shares subject to restricted stock units, and 435,031 shares subject to performance share awards.
(2)Represents the weighted average exercise price of outstanding stock options and does not consider outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2020 Share and Incentive Plan.
(4)Consists of 823,881 shares subject to stock options and no shares subject to restricted stock units or performance share awards.
(5)The 2012 Stock and Incentive Plan was terminated in 2020. Stock options and restricted stock units previously granted under the 2012 Stock and Incentive Plan remain outstanding, but no further options or shares may be granted under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the captions “Proposal 1 Re-Elect Director Nominees - Director Independence” and “Corporate Governance - Other Governance Policies and Practices - Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the caption “Proposal 3 Ratify, by Nonbinding, Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of Pentair plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor’s Remuneration” and is incorporated herein by reference. Deloitte & Touche LLP (PCAOB ID No. 34) is our principal accountant.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

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

4.10	Amendment No. 1, dated as of June 30, 2022, to Loan Agreement, among Pentair plc, Pentair Finance S.à r.l., and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 30, 2022 (File No. 001-11625)).

4.11	Description of Securities.

10.1	Pentair plc 2012 Stock and Incentive Plan, as amended and restated effective as of January 1, 2017. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.2	Form of Executive Officer Stock Option Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.3	Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.4	Form of Key Executive Employment and Severance Agreement for John L. Stauch (Incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.5	Form of Key Executive Employment and Severance Agreement for Karla C. Robertson, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti and Stephen J. Pilla (Incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.6
Amendment to Key Executive Employment and Severance Agreement, as of January 1, 2021, for John L. Stauch, Karla C. Robertson, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti and Stephen J. Pilla (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2023 (File No. 001-11625)).*

10.7
Form of Key Executive Employment and Severance Agreement for Adrian C. Chiu, Tanya L. Hooper and De’Mon L. Wiggins (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2021 (File No. 001-11625)).*

10.8
Amendment to Key Executive Employment and Severance Agreement, as of November 30, 2023, for John L. Stauch, Karla C. Robertson, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti, Stephen J. Pilla, Adrian C. Chiu, Tanya L. Hooper and De’Mon L. Wiggins (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2023 (File No. 001-11625)).*

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

10.20
Form of Employee Restricted Stock Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2023 (File No. 001-11625)).*

10.21
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Pentair plc (Reg. No. 333-238544)).*

10.22
Form of Key Talent Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2023 (File No. 001-11625)).*

10.23
Form of Stock Option Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2023 (File No. 001-11625)).*

10.24
Form of Performance Share Unit Award Agreement under the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2023 (File No. 001-11625)).*

10.25	Pentair plc Executive Officer Severance Plan (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2020 (File No. 001-11625)).*

10.26	Amendment No. 1 to the Pentair plc 2020 Share and Incentive Plan (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2020 (File No. 001-11625)).*

19	Insider Trading Policy.

21	List of Pentair plc subsidiaries.

22
List of Guarantors and Subsidiary Issuers of Guaranteed Securities. (Incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended September 30, 2022 (File No. 001-11625)).

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2023 (File No. 001-11625)).

101
The following materials from Pentair plc’s Annual Report on Form 10-K for the year ended December 31, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (ii) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022, (v) the Notes to the Consolidated Financial Statements, and (vi) the information included in Part I, Item IC, Part II, Item 9B(b) and Part III, Item 10. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2025.

PENTAIR PLC

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2025.

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