Form 10-Q
period 2025-03-31
PENTAIR plc
filed 2025-04-22
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2025, 164,526,997 shares of registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2025	March 31, 2024
Net sales	$1,010.4	$1,017.2
Cost of goods sold	607.1	627.1
Gross profit	403.3	390.1
Selling, general and administrative expenses	176.6	185.2
Research and development expenses	23.6	24.1
Operating income	203.1	180.8
Other expense
Net interest expense	19.7	27.3
Other expense	0.5	0.1
Income from continuing operations before income taxes	182.9	153.4
Provision for income taxes	28.0	19.9
Net income from continuing operations	154.9	133.5
Loss from discontinued operations, net of tax	—	(0.2)
Net income	$154.9	$133.3
Comprehensive income, net of tax
Net income	$154.9	$133.3
Changes in cumulative translation adjustment	24.6	(21.7)
Changes in market value of derivative financial instruments, net of tax	(21.6)	22.7
Comprehensive income	$157.9	$134.3
Earnings per ordinary share
Basic
Continuing operations	$0.94	$0.80
Discontinued operations	—	—
Basic earnings per ordinary share	$0.94	$0.80
Diluted
Continuing operations	$0.93	$0.80
Discontinued operations	—	—
Diluted earnings per ordinary share	$0.93	$0.80
Weighted average ordinary shares outstanding
Basic	164.9	165.7
Diluted	166.3	167.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$140.6	$118.7
Accounts receivable, net of allowances of $9.7 and $9.1, respectively	831.2	565.2
Inventories	614.2	610.9
Other current assets	141.1	141.3
Total current assets	1,727.1	1,436.1
Property, plant and equipment, net	361.9	358.8
Other assets
Goodwill	3,310.5	3,286.6
Intangibles, net	1,022.5	1,033.8
Other non-current assets	325.2	331.2
Total other assets	4,658.2	4,651.6
Total assets	$6,747.2	$6,446.5
Liabilities and Equity
Current liabilities
Current maturities of short-term borrowings	$—	$9.3
Accounts payable	296.7	272.8
Employee compensation and benefits	93.4	116.2
Other current liabilities	522.6	496.8
Total current liabilities	912.7	895.1
Other liabilities
Long-term debt	1,835.7	1,638.7
Pension and other post-retirement compensation and benefits	60.6	61.6
Deferred tax liabilities	45.6	44.4
Other non-current liabilities	259.0	243.8
Total liabilities	3,113.6	2,883.6
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 164.5 and 164.8 issued at March 31, 2025 and December 31, 2024, respectively	1.7	1.7
Additional paid-in capital	1,455.7	1,501.7
Retained earnings	2,449.8	2,336.1
Accumulated other comprehensive loss	(273.6)	(276.6)
Total equity	3,633.6	3,562.9
Total liabilities and equity	$6,747.2	$6,446.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2025	March 31, 2024
Operating activities
Net income	$154.9	$133.3
Loss from discontinued operations, net of tax	—	0.2
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(0.4)	(0.9)
Depreciation	14.8	14.9
Amortization	14.2	13.5
Deferred income taxes	11.5	4.8
Share-based compensation	12.6	7.9
Asset impairment and write-offs	5.2	0.8
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(261.6)	(249.5)
Inventories	(3.5)	(3.2)
Other current assets	(12.5)	(11.8)
Accounts payable	23.8	33.0
Employee compensation and benefits	(24.3)	(28.3)
Other current liabilities	22.6	(28.1)
Other non-current assets and liabilities	3.8	6.0
Net cash used for operating activities of continuing operations	(38.9)	(107.4)
Net cash used for operating activities of discontinued operations	—	(0.2)
Net cash used for operating activities	(38.9)	(107.6)
Investing activities
Capital expenditures	(16.8)	(19.3)
Net cash used for investing activities	(16.8)	(19.3)
Financing activities
Net repayments of short-term borrowings	(9.3)	—
Net borrowings of revolving long-term debt	196.2	101.4
Repayments of long-term debt	—	(6.3)
Shares issued to employees, net of shares withheld	(8.6)	6.1
Repurchases of ordinary shares	(50.0)	—
Dividends paid	(41.2)	(38.0)
Net cash provided by financing activities	87.1	63.2
Effect of exchange rate changes on cash and cash equivalents	(9.5)	2.5
Change in cash and cash equivalents	21.9	(61.2)
Cash and cash equivalents, beginning of period	118.7	170.3
Cash and cash equivalents, end of period	$140.6	$109.1
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2024	164.8	$1.7	$1,501.7	$2,336.1	$(276.6)	$3,562.9
Net income	—	—	—	154.9	—	154.9
Other comprehensive income, net of tax	—	—	—	—	3.0	3.0
Dividends declared, $0.25 per share	—	—	—	(41.2)	—	(41.2)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	—	—	0.6	—	—	0.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(9.2)	—	—	(9.2)
Share-based compensation	—	—	12.6	—	—	12.6
Balance - March 31, 2025	164.5	$1.7	$1,455.7	$2,449.8	$(273.6)	$3,633.6

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2023	165.3	$1.7	$1,593.6	$1,866.2	$(244.4)	$3,217.1
Net income	—	—	—	133.3	—	133.3
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Dividends declared, $0.23 per share	—	—	—	(38.2)	—	(38.2)
Exercise of options, net of shares tendered for payment	0.4	—	15.2	—	—	15.2
Issuance of restricted shares, net of cancellations	0.4	—	(4.0)	—	—	(4.0)
Shares surrendered by employees to pay taxes	(0.1)	—	(5.1)	—	—	(5.1)
Share-based compensation	—	—	7.9	—	—	7.9
Balance - March 31, 2024	166.0	$1.7	$1,607.6	$1,961.3	$(243.4)	$3,327.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

1.Basis of Presentation and Responsibility for Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Pentair plc and its subsidiaries (“we,” “us,” “our,” or “Pentair”) have been prepared following the requirements of the United States (“U.S.”) Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) can be condensed or omitted.
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.

2.Revenue
We disaggregate our revenue from contracts with customers by reportable segment, geographic location and vertical market, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 14 for revenue disaggregated by reportable segment.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024
U.S.	$724.7	$705.2
Western Europe	122.6	131.6
Developing (1)	109.2	122.7
Other Developed (2)	53.9	57.7
Consolidated net sales	$1,010.4	$1,017.2
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.
Vertical market net sales information was as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Residential	$580.4	$543.2
Commercial	244.2	273.6
Industrial	185.8	200.4
Consolidated net sales	$1,010.4	$1,017.2
Performance obligations
As of March 31, 2025, we had $124.5 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	March 31, 2025	December 31, 2024	$ Change	% Change
Contract assets	$48.1	$46.7	$1.4	3.0%
Contract liabilities	49.2	38.8	10.4	26.8%
Net contract (liabilities) assets	$(1.1)	$7.9	$(9.0)	(113.9)%
The $9.0 million change in net contract liabilities from December 31, 2024 to March 31, 2025 was primarily the result of timing of milestone payments. Approximately 50% of our contract liabilities at December 31, 2024 were recognized in revenue in the first quarter of 2025.

3.     Share Plans
Total share-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Restricted stock units	$3.3	$3.8
Stock options	2.6	1.4
Performance share units	6.7	2.7
Total share-based compensation expense	$12.6	$7.9
In the first quarter of 2025, we issued our annual share-based compensation grants under the Pentair plc 2020 Share and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.4 million, of which 0.2 million were restricted stock units (“RSUs”), 0.1 million were stock options and 0.1 million were performance share units (“PSUs”). The weighted-average grant date fair value of the RSUs, stock options and PSUs issued was $93.69, $36.73 and $99.16, respectively.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2025 Annual Grant
Risk-free interest rate	4.12%
Expected dividend yield	0.98%
Expected share price volatility	31.10%
Expected term (years)	6.9
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
During the three months ended March 31, 2025, we initiated and continued execution of activities associated with our Transformation Program as well as initiated and continued certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring and Transformation Program initiatives included a reduction in hourly and salaried headcount of approximately 125 employees during the three months ended March 31, 2025.
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Restructuring Initiatives
Severance and related costs	$8.3	$4.0
Other restructuring costs and related adjustments (1)	1.4	1.0
Total restructuring costs	9.7	5.0
Transformation Program
Severance and related costs	—	0.4
Asset impairment and write-offs	5.2	—
Other transformation costs (2)	9.1	16.6
Total transformation costs	14.3	17.0
Total restructuring and transformation costs	$24.0	$22.0
(1) Other restructuring costs and related adjustments primarily consist of certain accruals and related refinements as well as various contract termination costs, asset impairments and inventory write-offs associated with business and product line exits.

(2) Other transformation costs primarily consist of professional services and project management related costs.
Restructuring and transformation costs by reportable segment as well as Corporate and other were as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Flow	$8.8	$2.6
Water Solutions	4.1	0.6
Pool	3.2	3.7
Corporate and other	7.9	15.1
Total restructuring and transformation costs	$24.0	$22.0
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2025:

In millions	March 31, 2025
Beginning balance	$18.7
Costs incurred	8.3
Cash payments and other	(9.3)
Ending balance	$17.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
5.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2025	March 31, 2024
Net income	$154.9	$133.3
Net income from continuing operations	$154.9	$133.5
Weighted average ordinary shares outstanding
Basic	164.9	165.7
Dilutive impact of stock options, restricted stock units and performance share units	1.4	1.5
Diluted	166.3	167.2
Earnings per ordinary share
Basic
Continuing operations	$0.94	$0.80
Discontinued operations	—	—
Basic earnings per ordinary share	$0.94	$0.80
Diluted
Continuing operations	$0.93	$0.80
Discontinued operations	—	—
Diluted earnings per ordinary share	$0.93	$0.80
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.2	0.2
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

Activity related to our allowance for credit losses is summarized as follows for the three months ended March 31, 2025:

In millions	March 31, 2025
Beginning balance	$9.1
Bad debt expense	0.5
Other (1)	0.1
Ending balance	$9.7
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7.    Supplemental Balance Sheet Information

In millions	March 31, 2025	December 31, 2024
Inventories
Raw materials and supplies	$320.1	$315.8
Work-in-process	86.3	88.4
Finished goods	207.8	206.7
Total inventories	$614.2	$610.9
Other current assets
Cost in excess of billings	$48.1	$46.7
Prepaid expenses	64.7	51.0
Other current assets	28.3	43.6
Total other current assets	$141.1	$141.3
Property, plant and equipment, net
Land and land improvements	$31.8	$31.3
Buildings and leasehold improvements	225.0	217.9
Machinery and equipment	693.2	675.8
Capitalized software	99.9	92.2
Construction in progress	41.3	51.1
Total property, plant and equipment	1,091.2	1,068.3
Accumulated depreciation and amortization	729.3	709.5
Total property, plant and equipment, net	$361.9	$358.8
Other non-current assets
Right-of-use lease assets	$113.4	$116.1
Deferred income taxes	132.9	129.6
Deferred compensation plan assets	25.7	29.4
Other non-current assets	53.2	56.1
Total other non-current assets	$325.2	$331.2
Other current liabilities
Dividends payable	$41.2	$41.2
Accrued warranty	72.3	67.2
Accrued rebates and incentives	161.4	176.7
Accrued freight	26.0	18.4
Billings in excess of cost	44.3	33.8
Current lease liability	26.8	26.3
Income taxes payable	29.8	28.8
Accrued restructuring	17.7	18.7
Interest payable	15.5	5.5
Other current liabilities	87.6	80.2
Total other current liabilities	$522.6	$496.8
Other non-current liabilities
Long-term lease liability	$91.3	$92.8
Income taxes payable	7.7	8.1
Self-insurance liabilities	60.0	55.6
Deferred compensation plan liabilities	25.7	29.4
Foreign currency contract liabilities	34.2	16.3
Other non-current liabilities	40.1	41.6
Total other non-current liabilities	$259.0	$243.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2024	Foreign Currency Translation	March 31, 2025
Flow	$730.4	$19.5	$749.9
Water Solutions	1,392.7	4.4	1,397.1
Pool	1,163.5	—	1,163.5
Total goodwill	$3,286.6	$23.9	$3,310.5
Identifiable intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,077.7	$(343.9)	$733.8	$1,146.5	$(400.2)	$746.3
Proprietary technology and patents	75.2	(36.1)	39.1	88.8	(48.4)	40.4
Total definite-life intangibles	1,152.9	(380.0)	772.9	1,235.3	(448.6)	786.7
Indefinite-life intangibles
Trade names	249.6	—	249.6	247.1	—	247.1
Total intangibles	$1,402.5	$(380.0)	$1,022.5	$1,482.4	$(448.6)	$1,033.8
Identifiable intangible asset amortization expense was $14.2 million and $13.5 million for the three months ended March 31, 2025 and 2024, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2025 and the next five years is as follows:

	Q2 - Q4
	2025	2026	2027	2028	2029	2030
Estimated amortization expense	$42.9	$55.9	$54.6	$52.1	$51.7	$51.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2025	Maturity Year	March 31, 2025	December 31, 2024
Revolving credit facility (Senior Credit Facility)	5.523%	2026	$205.7	$9.5
Term Loan Facility	5.657%	2023 - 2027	825.0	825.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Other	N/A	2025	—	9.3
Unamortized debt issuance costs and discounts	N/A	N/A	(14.3)	(15.1)
Total debt			1,835.7	1,648.0
Less: Current maturities of short-term borrowings			—	9.3
Long-term debt			$1,835.7	$1,638.7
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
As of March 31, 2025, total availability under the Senior Credit Facility was $694.3 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of March 31, 2025, the remaining obligation of $825.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at March 31, 2025. Borrowings under these credit facilities bear interest at variable rates.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We have $19.3 million of senior notes maturing in the next twelve months. We classified this debt as long-term as of March 31, 2025 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2025 matures on a calendar year basis as follows:

	Q2 - Q4
In millions	2025	2026	2027	2028	2029	2030	Thereafter	Total
Contractual debt obligation maturities	$19.3	$205.7	$825.0	$—	$400.0	$—	$400.0	$1,850.0
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
At March 31, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $19.3 million. At December 31, 2024, there were no outstanding foreign currency derivative contracts. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At March 31, 2025 and December 31, 2024, we had outstanding cross currency swap agreements with a combined notional amount of $756.1 million and $728.5 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $33.9 million and $13.8 million at March 31, 2025 and December 31, 2024, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable-rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable-rate debt. As of March 31, 2025, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges.
Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. We had unrealized gains of $0.4 million and $1.9 million at March 31, 2025 and December 31, 2024, respectively, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2025		December 31, 2024
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,030.7	$1,030.7	$843.8	$843.8
Fixed rate debt	819.3	823.8	819.3	814.3
Total debt	$1,850.0	$1,854.5	$1,663.1	$1,658.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$0.4	$—	$—	$0.4
Foreign currency contract liabilities	—	(34.2)	—	—	(34.2)
Deferred compensation plan assets	12.0	—	—	13.7	25.7
Contingent earn-out liabilities	—	—	(8.0)	—	(8.0)
Total recurring fair value measurements	$12.0	$(33.8)	$(8.0)	$13.7	$(16.1)

	December 31, 2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$1.9	$—	$—	$1.9
Foreign currency contract assets	—	2.5	—	—	2.5
Foreign currency contract liabilities	—	(16.3)	—	—	(16.3)
Deferred compensation plan assets	15.0	—	—	14.4	29.4
Contingent earn-out liabilities	—	—	(8.0)	—	(8.0)
Total recurring fair value measurements	$15.0	$(11.9)	$(8.0)	$14.4	$9.5
On December 2, 2024, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”). In conjunction with the acquisition, we recorded an estimated fair value of $8.0 million of contingent earn-out liabilities, which are considered Level 3 under our fair value hierarchy. The recorded fair value of the associated contingent earn-out liabilities was reviewed as of March 31, 2025, with no further change in fair value. The fair value of the contingent earn-out liabilities will be re-measured for each reporting period until resolution of the contingent earn-out payments, and any resulting changes to fair value would be recorded in earnings.
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
The effective income tax rate for the three months ended March 31, 2025 was 15.3%, compared to 13.0% for the three months ended March 31, 2024. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $6.0 million at both March 31, 2025 and December 31, 2024. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. For the three months ended March 31, 2025 and March 31, 2024, the impact of Pillar Two on our condensed consolidated financial statements was not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
12.    Benefit Plans
Components of net periodic benefit expense for our pension plans for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Service cost	$0.3	$0.4
Interest cost	1.0	1.0
Expected return on plan assets	(0.2)	(0.1)
Net periodic benefit expense	$1.1	$1.3
Components of net periodic benefit expense for our other post-retirement plans for the three months ended March 31, 2025 and 2024 were not material.

13.    Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the three months ended March 31, 2025, we repurchased 0.6 million of our ordinary shares for $50.0 million. As of March 31, 2025, we had $400.0 million available for share repurchases under this authorization.
Dividends payable
On February 24, 2025, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 2, 2025 to shareholders of record at the close of business on April 18, 2025. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $41.2 million at both March 31, 2025 and December 31, 2024.
14.    Segment Information
We are comprised of three reportable segments: Flow, Water Solutions and Pool. We evaluate performance based on net sales and reportable segment income and use certain ratios, particularly return on sales, to measure performance of our reportable segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Reportable segment income represents operating income of each reportable segment inclusive of equity income of unconsolidated subsidiaries and exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items. “Corporate and other” activity primarily consists of corporate expenses not allocated to the segments, including executive office, board of directors, and centrally-managed corporate functional or shared service costs related to finance, human resources, communications and corporate development. These activities do not meet the criteria for a stand-alone reportable segment under accounting standards codification (“ASC”) 280.
Financial information by reportable segment as well as a reconciliation of reportable segment income to consolidated income from continuing operations before income taxes is as follows:

	March 31, 2025	December 31, 2024
In millions	Identifiable assets (1)
Flow	$1,668.1	$1,590.7
Water Solutions	2,648.5	2,613.5
Pool	2,030.7	1,801.3
Reportable segment total	6,347.3	6,005.5
Corporate and other	399.9	441.0
Consolidated	$6,747.2	$6,446.5
(1) All cash and cash equivalents are included in “Corporate and other.”

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	Three months ended		Three months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
In millions	Capital expenditures		Depreciation
Flow	$3.8	$3.0	$5.2	$5.3
Water Solutions	2.8	10.1	4.0	4.4
Pool	6.4	3.3	3.1	3.0
Reportable segment total	13.0	16.4	12.3	12.7
Corporate and other	3.8	2.9	2.5	2.2
Consolidated	$16.8	$19.3	$14.8	$14.9

Three months ended
March 31, 2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$367.9	$258.2	$383.9	$1,010.0
Reconciliation of consolidated net sales
Corporate and other				0.4
Total consolidated net sales				$1,010.4

Cost of goods sold (1)(3)	(228.8)	(157.8)	(213.8)
Operating expenses (1)(2)(3)	(55.5)	(39.7)	(44.1)
Reportable segment income	$83.6	$60.7	$126.0	$270.3
Corporate and other				(27.8)
Restructuring and other				(10.5)
Transformation costs				(9.1)
Asset impairment and write-offs				(5.2)
Intangible amortization				(14.2)
Interest expense, net				(19.7)
Other expense				(0.9)
Income from continuing operations before income taxes				$182.9
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker (“CODM”), which includes certain corporate overhead allocations directly attributable to each of the segments.
(2) Operating expenses include selling, general, administrative, research and development costs which primarily consist of non-manufacturing employee compensation, non-manufacturing overhead and professional service costs as well as depreciation expense.
(3) These costs exclude certain expenses reported in the Condensed Consolidated Statements of Operations and Comprehensive Income, including costs that are reflected in "Corporate and other,” and expenses excluded from reportable segment income as defined above.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Three months ended
March 31, 2024
In millions	Flow	Water Solutions	Pool	Total
Net sales	$384.3	$273.1	$359.5	$1,016.9
Reconciliation of consolidated net sales
Corporate and other				0.3
Total consolidated net sales				$1,017.2

Cost of goods sold (1)(3)	(247.0)	(172.5)	(206.5)
Operating expenses (1)(2)(3)	(60.0)	(45.0)	(42.2)
Reportable segment income	$77.3	$55.6	$110.8	$243.7
Corporate and other				(26.4)
Restructuring and other				(4.6)
Transformation costs				(17.0)
Asset impairment and write-offs				(0.8)
Legal accrual adjustments and settlements				0.3
Intangible amortization				(13.5)
Interest expense, net				(27.3)
Other expense				(1.0)
Income from continuing operations before income taxes				$153.4
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM, which includes certain corporate overhead allocations directly attributable to each of the segments.
(2) Operating expenses include selling, general, administrative, research and development costs which primarily consist of non-manufacturing employee compensation, non-manufacturing overhead and professional service costs as well as depreciation expense.
(3) These costs exclude certain expenses reported in the Condensed Consolidated Statements of Operations and Comprehensive Income, including costs that are reflected in "Corporate and other,” and expenses excluded from reportable segment income as defined above.

15.    Commitments and Contingencies
Warranties
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.
The changes in the carrying amount of service and product warranties from continuing operations for the three months ended March 31, 2025 were as follows:

In millions	March 31, 2025
Beginning balance	$67.2
Service and product warranty provision	25.7
Payments	(20.9)
Foreign currency translation	0.3
Ending balance	$72.3
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
As of March 31, 2025 and December 31, 2024, the outstanding value of bonds, letters of credit and bank guarantees totaled $102.8 million and $102.1 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” or “future” or words, phrases, or terms of similar substance or the negative thereof are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to international hostilities; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and Transformation Program; the impact of raw material, logistics and labor costs and other inflation; volatility in currency exchange rates and interest rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; risks associated with operating foreign businesses; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and sustainability goals and targets. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s moving, improving or helping people enjoy water, we help manage life’s most essential resource. We are comprised of three reportable segments: Flow, Water Solutions and Pool. For the first three months of 2025, the Flow, Water Solutions and Pool reportable segments represented approximately 36%, 26% and 38% of total consolidated net sales, respectively. We classify our operations into reportable segments based primarily on types of products offered and markets served:
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
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in the first three months of 2025 and are reasonably likely to impact our results in the future:
•We have a Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2024 and the first three months of 2025, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, strategic sourcing, operations excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to continue to incur transformation costs throughout the remainder of 2025 and beyond.
•During 2024 and the first three months of 2025, we implemented 80/20 guiding principles to enable our Transformation Program. This 80/20 analysis is expected to create value by focusing on key customers and products through quadrant-based strategies. We expect the analysis to result in actions to improve operating performance by driving growth with our highest value customers, reducing lower margin sales and removing complexity in the future.
•During 2024 and the first three months of 2025, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2025 and to drive margin growth.
•During 2024 and the first three months of 2025, we experienced inflationary cost increases for certain raw materials as well as logistics and transportation costs. The ongoing volatile market for commodities has the potential to continue to drive price increases in our supply chain. In addition, the current U.S. administration has recently implemented tariffs and has announced the possibility of implementing additional, or increasing current, tariffs. We expect these actions and reactionary tariff adjustments by other countries to impact our business and contribute to inflationary cost increases. As a result, we have taken actions to mitigate the impact of tariffs such as pricing increases, inventory pre-buys and capping orders to manage supply chain, inventory and production, which may continue going forward. In addition, our Transformation Program initiatives are intended to improve productivity and offset cost increases. We anticipate supply chain pressures as well as inflationary cost increases due to these tariffs and any resulting impact on macroeconomic conditions and our business to continue throughout the remainder of 2025.
•The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. Pillar Two has negatively impacted our effective tax rate in 2025 and is likely to continue to impact our effective tax rate in the future. We continue to evaluate the enacted legislative changes and new guidance as it becomes available.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024	$ Change	% / Point Change
Net sales	$1,010.4	$1,017.2	$(6.8)	(0.7)%
Cost of goods sold	607.1	627.1	(20.0)	(3.2)%
Gross profit	403.3	390.1	13.2	3.4%
% of net sales	39.9%	38.4%		1.5	pts

Selling, general and administrative expenses	176.6	185.2	(8.6)	(4.6)%
% of net sales	17.5%	18.2%		(0.7)	pts
Research and development expenses	23.6	24.1	(0.5)	(2.1)%
% of net sales	2.3%	2.4%		(0.1)	pts

Operating income	203.1	180.8	22.3	12.3%
% of net sales	20.1%	17.8%		2.3	pts

Other expense	0.5	0.1	0.4	N.M.
Net interest expense	19.7	27.3	(7.6)	(27.8)%

Income from continuing operations before income taxes	182.9	153.4	29.5	19.2%
Provision for income taxes	28.0	19.9	8.1	40.7%
Effective tax rate	15.3%	13.0%		2.3	pts
N.M. = Not Meaningful

Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2025
over the prior year period
Volume	(2.8)%
Price	2.0
Core growth	(0.8)
Acquisition/Divestitures	0.8
Currency	(0.7)
Total	(0.7)%
The 0.7 percent decrease in net sales in the first quarter of 2025 from 2024 was primarily driven by:
•decreased sales volume in our residential flow and industrial solutions businesses within our Flow segment compared to the same period of the prior year;
•decreased sales volume within our Water Solutions segment compared to the same period of the prior year;
•unfavorable foreign currency effects compared to the first quarter of the prior year; and
•a business exit in our residential business in our Water Solutions segment that occurred in the fourth quarter of 2024.
This decrease was partially offset by:
•increased selling prices across all of our segments to mitigate inflationary cost increases;
•increased sales due to the acquisition of G & F Manufacturing completed in the fourth quarter of 2024;
•increased sales volume in our commercial flow business within our Flow segment compared to the same period of the prior year; and
•increased sales volume within our Pool segment due to higher demand compared to the same period of the prior year.
Gross profit
The 1.5 percentage point increase in gross profit as a percentage of net sales in the first quarter of 2025 from 2024 was primarily driven by:
•increased selling prices across all our segments to mitigate inflationary cost increases; and
•increased productivity mainly driven by transformation initiatives across all segments.
This increase was partially offset by:
•inflationary cost increases related to labor costs and certain raw materials; and
•asset impairment and write-offs of $5.2 million recorded in the first quarter of 2025, compared to $0.8 million in the first quarter of 2024.
Selling, general and administrative expenses (“SG&A”)
The 0.7 percentage point decrease in SG&A as a percentage of net sales in the first quarter of 2025 from 2024 was primarily driven by:
•transformation costs of $9.1 million in the first quarter of 2025, compared to $17.0 million in the first quarter of 2024; and
•decreased employee compensation expense compared to the same period of the prior year.

This decrease was partially offset by:
•restructuring and other costs of $9.7 million in the first quarter of 2025, compared to $4.6 million in the first quarter of 2024; and
•increased share-based stock compensation expense driven by the accelerated vesting of retirement eligible employee awards granted in the first quarter of 2025.
Net interest expense
The 27.8 percent decrease in net interest expense in the first quarter of 2025 from 2024 was primarily driven by:
•lower debt levels compared to the same period of the prior year.
Provision for income taxes
The 2.3 percentage point increase in the effective tax rate in the first quarter of 2025 from 2024 was primarily driven by:
•the unfavorable mix of global earnings; and
•decrease in the amount of favorable discrete items in 2025 compared to 2024.
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
Flow
The net sales and segment income for Flow were as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024	% / Point Change
Net sales	$367.9	$384.3	(4.3)%
Segment income	83.6	77.3	8.2%
% of net sales	22.7%	20.1%	2.6	pts
Net sales
The components of the change in Flow net sales from the prior period were as follows:

Three months ended March 31, 2025
over the prior year period
Volume	(4.8)%
Price	1.9
Core growth	(2.9)
Currency	(1.4)
Total	(4.3)%
The 4.3 percent decrease in net sales for Flow in the first quarter of 2025 from 2024 was primarily driven by:
•decreased sales volume in our residential flow and industrial solutions businesses compared to the same period of the prior year; and
•unfavorable foreign currency effects compared to the first quarter of the prior year.

This decrease was partially offset by:
•increased sales volume in our commercial flow business compared to the same period of the prior year; and
•increased selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2025
	over the prior year period
Volume/Price	2.6	pts
Currency	0.1
Inflation	(2.1)
Productivity	2.0
Total	2.6	pts
The 2.6 percentage point increase in segment income for Flow as a percentage of net sales in the first quarter of 2025 from 2024 was primarily driven by:
•increased selling prices to mitigate impacts of inflation and favorable mix; and
•increased productivity mainly driven by transformation initiatives.
This increase was partially offset by:
•inflationary cost increases related to certain raw materials.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024	% / Point Change
Net sales	$258.2	$273.1	(5.5)%
Segment income	60.7	55.6	9.2%
% of net sales	23.5%	20.4%	3.1	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

Three months ended March 31, 2025
over the prior year period
Volume	(5.4)%
Price	1.1
Core growth	(4.3)
Acquisition/Divestiture	(0.6)
Currency	(0.6)
Total	(5.5)%
The 5.5 percent decrease in net sales for Water Solutions in the first quarter of 2025 from 2024 was primarily driven by:
•decreased sales volume compared to the same period of the prior year;
•a business exit in our residential business that occurred in the fourth quarter of 2024; and

•unfavorable foreign currency effects compared to the same period of the prior year.
This decrease was partially offset by:
•increased selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2025
	over the prior year period
Volume/Price/Acquisition/Divestiture	0.6	pts
Currency	0.9
Inflation	(2.5)
Productivity	4.1
Total	3.1	pts
The 3.1 percentage point increase in segment income for Water Solutions as a percentage of net sales in the first quarter of 2025 from 2024 was primarily driven by:
•increased productivity mainly driven by transformation initiatives;
•favorable foreign currency effects compared to the first quarter of the prior year; and
•increased selling prices to mitigate impacts of inflation.
This increase was partially offset by:
•inflationary cost increases related to certain raw materials.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024	% / Point Change
Net sales	$383.9	$359.5	6.8%
Segment income	126.0	110.8	13.7%
% of net sales	32.8%	30.8%	2.0	pts
Net sales
The components of the change in Pool net sales from the prior period were as follows:

Three months ended March 31, 2025
over the prior year period
Volume	1.5%
Price	2.7
Core growth	4.2
Acquisition/Divestiture	2.7
Currency	(0.1)
Total	6.8%

The 6.8 percent increase in net sales for Pool in the first quarter of 2025 from 2024 was primarily driven by:
•increased sales due to the acquisition of G & F Manufacturing completed in the fourth quarter of 2024;
•increased selling prices to mitigate inflationary cost increases; and
•increased sales volume due to higher demand compared to the same period of the prior year.
Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2025
	over the prior year period
Volume/Price/Acquisition/Divestiture	2.0	pts
Currency	0.1
Inflation	(1.7)
Productivity	1.6
Total	2.0	pts
The 2.0 percentage point increase in segment income for Pool as a percentage of net sales in the first quarter of 2025 from 2024 was primarily driven by:
•increased sales as a result of the acquisition of G & F Manufacturing;
•increased selling prices to mitigate impacts of inflation; and
•increased productivity driven by transformation initiatives.
This increase was partially offset by:
•inflationary cost increases related to certain raw materials.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2025 and drew on our revolving credit facility to fund our operations. This cash usage typically reverses in the second quarter as the seasonality of our businesses peak. We expect historical seasonal patterns to continue and the second quarter of 2025 to generate significant cash to fund our operations.
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

Summary of cash flows

	Three months ended
In millions	March 31, 2025	March 31, 2024
Net cash (used for) provided by:
Operating activities of continuing operations	$(38.9)	$(107.4)
Investing activities	(16.8)	(19.3)
Financing activities	87.1	63.2
Operating activities
Net cash used for operating activities of continuing operations in the first three months of 2025 primarily reflects a cash outflow of $255.5 million as a result of changes in net working capital, primarily due to an increase in accounts receivable largely related to certain advance sale programs in anticipation of our distributors’ peak sales season in the second and third quarters. The outflow related to net working capital was partially offset by net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization, share-based compensation and asset impairment, of $201.7 million.
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
Investing activities
Net cash used for investing activities in the first three months of 2025 reflects capital expenditures of $16.8 million.
Net cash used for investing activities in the first three months of 2024 reflects capital expenditures of $19.3 million.
Financing activities
Net cash provided by financing activities in the first three months of 2025 primarily relates to net borrowings of revolving long-term debt of $196.2 million, partially offset by share repurchases of $50.0 million and dividend payments of $41.2 million.
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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Net cash used for operating activities of continuing operations	$(38.9)	$(107.4)
Capital expenditures of continuing operations	(16.8)	(19.3)
Free cash flow from continuing operations	(55.7)	(126.7)
Net cash used for operating activities of discontinued operations	—	(0.2)
Free cash flow	$(55.7)	$(126.9)

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
As of March 31, 2025, total availability under the Senior Credit Facility was $694.3 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more tranches of term loans in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of March 31, 2025, the remaining obligation of $825.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.8 million, of which there were no outstanding borrowings at March 31, 2025. Borrowings under these credit facilities bear interest at variable rates.
We have $19.3 million of senior notes maturing in the next twelve months. We classified this debt as long-term as of March 31, 2025 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of March 31, 2025, we had $103.8 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. During the three months ended March 31, 2025, we repurchased 0.6 million of our ordinary shares for $50.0 million. As of March 31, 2025, we had $400.0 million available for share repurchases under this authorization.
Dividends payable
On February 24, 2025, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 2, 2025 to shareholders of record at the close of business on April 18, 2025. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $41.2 million at both March 31, 2025 and December 31, 2024.

We paid dividends in the first three months of 2025 of $41.2 million, or $0.25 per ordinary share compared with $38.0 million, or $0.23 per ordinary share, in the prior year period.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles (“GAAP”) reported amount (e.g., retained earnings). Our distributable reserve balance was $6.8 billion as of December 31, 2024.
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

The following table presents summarized financial information as of March 31, 2025 and December 31, 2024 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company Guarantor and the Subsidiary Issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	March 31, 2025	December 31, 2024
Current assets (1)	$2.2	$1.3
Noncurrent assets (2)	2,537.3	2,551.7
Current liabilities (3)	1,812.3	1,893.1
Noncurrent liabilities (4)	2,022.9	1,828.6
(1) No assets due from non-guarantor subsidiaries were included as of March 31, 2025 and December 31, 2024, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,536.9 million and $2,547.3 million as of March 31, 2025 and December 31, 2024, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $1,750.8 million and $1,843.0 million as of March 31, 2025 and December 31, 2024, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $157.3 million and $151.5 million as of March 31, 2025 and December 31, 2024, respectively.
The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2025. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
During 2024, we began a multi-year implementation of our new global enterprise resource planning (“ERP”) system. Ultimately, this ERP system will modernize several of our existing operating and transactional financial systems. We believe this implementation will enhance our internal control over financial reporting due to improved operational functionality and further integration of related processes. During the first quarter of 2025, we made progress on our ERP implementation such that a majority of our sales transactions within our Pool reportable segment are now processed through the new ERP system. This progress resulted in material changes to our internal control over financial reporting. We have automated, modified or implemented certain internal controls as appropriate and will continue to monitor our internal control over financial reporting for effectiveness throughout the remainder of this implementation.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - February 1	26,647	$100.60	—	$450,002,346
February 2 - March 1	30,539	92.63	—	450,002,346
March 2 - March 31	609,005	88.49	566,591	400,002,380
Total	666,191		566,591
(a)The purchases in this column include 26,647 shares for the period January 1 - February 1, 30,539 shares for the period February 2 - March 1 and 42,414 shares for the period March 2 - March 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. As of March 31, 2025, we had $400.0 million remaining availability for repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 5.    OTHER INFORMATION
(c)During the first quarter of 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below.

			(a)	(b)
Name and Title	Action Taken	Date	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Shares to be Sold
T. Michael Glenn, Director	Adoption	02/10/2025	Rule 10b5-1 trading arrangement	12/31/2026	Up to 11,802 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement
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

Exhibit Index to Form 10-Q for the Period Ended March 31, 2025

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2025.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President, Chief Financial Officer and Chief Accounting Officer