Form 10-Q
period 2025-06-30
PENTAIR plc
filed 2025-07-22
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2025, 163,931,255 shares of registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$1,123.1	$1,099.3	$2,133.5	$2,116.5
Cost of goods sold	666.5	661.4	1,273.6	1,288.5
Gross profit	456.6	437.9	859.9	828.0
Selling, general and administrative expenses	213.8	165.1	390.4	350.3
Research and development expenses	25.1	24.8	48.7	48.9
Operating income	217.7	248.0	420.8	428.8
Other expense
Loss on sale of business	26.3	—	26.3	—
Net interest expense	17.9	26.3	37.6	53.6
Other expense	1.0	0.8	1.5	0.9
Income from continuing operations before income taxes	172.5	220.9	355.4	374.3
Provision for income taxes	24.0	34.8	52.0	54.7
Net income from continuing operations	148.5	186.1	303.4	319.6
Loss from discontinued operations, net of tax	—	—	—	(0.2)
Net income	$148.5	$186.1	$303.4	$319.4
Comprehensive income, net of tax
Net income	$148.5	$186.1	$303.4	$319.4
Changes in cumulative translation adjustment	60.1	(10.1)	84.7	(31.8)
Changes in market value of derivative financial instruments, net of tax	(60.6)	6.2	(82.2)	28.9
Comprehensive income	$148.0	$182.2	$305.9	$316.5
Earnings per ordinary share
Basic
Continuing operations	$0.90	$1.12	$1.84	$1.93
Discontinued operations	—	—	—	—
Basic earnings per ordinary share	$0.90	$1.12	$1.84	$1.93
Diluted
Continuing operations	$0.90	$1.11	$1.83	$1.91
Discontinued operations	—	—	—	—
Diluted earnings per ordinary share	$0.90	$1.11	$1.83	$1.91
Weighted average ordinary shares outstanding
Basic	164.5	165.9	164.7	165.8
Diluted	165.7	167.3	166.0	167.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$143.0	$118.7
Accounts receivable, net of allowances of $8.3 and $9.1, respectively	539.2	565.2
Inventories	602.5	610.9
Other current assets	147.6	141.3
Total current assets	1,432.3	1,436.1
Property, plant and equipment, net	363.8	358.8
Other assets
Goodwill	3,364.3	3,286.6
Intangibles, net	983.9	1,033.8
Other non-current assets	335.2	331.2
Total other assets	4,683.4	4,651.6
Total assets	$6,479.5	$6,446.5
Liabilities and Equity
Current liabilities
Current maturities of short-term borrowings	$0.1	$9.3
Accounts payable	313.8	272.8
Employee compensation and benefits	102.5	116.2
Other current liabilities	573.7	496.8
Total current liabilities	990.1	895.1
Other liabilities
Long-term debt	1,398.1	1,638.7
Pension and other post-retirement compensation and benefits	59.8	61.6
Deferred tax liabilities	48.2	44.4
Other non-current liabilities	311.1	243.8
Total liabilities	2,807.3	2,883.6
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 163.9 and 164.8 issued at June 30, 2025 and December 31, 2024, respectively	1.7	1.7
Additional paid-in capital	1,387.3	1,501.7
Retained earnings	2,557.3	2,336.1
Accumulated other comprehensive loss	(274.1)	(276.6)
Total equity	3,672.2	3,562.9
Total liabilities and equity	$6,479.5	$6,446.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2025	June 30, 2024
Operating activities
Net income	$303.4	$319.4
Loss from discontinued operations, net of tax	—	0.2
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(0.4)	(1.1)
Depreciation	29.4	30.4
Amortization	28.5	26.9
Deferred income taxes	18.5	12.6
Loss on sale of business	26.3	—
Share-based compensation	21.2	16.3
Asset impairment and write-offs	47.0	0.8
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	33.4	(10.7)
Inventories	(9.9)	23.5
Other current assets	(27.3)	(4.0)
Accounts payable	39.4	19.4
Employee compensation and benefits	(18.9)	(19.4)
Other current liabilities	66.6	6.6
Other non-current assets and liabilities	10.5	10.9
Net cash provided by operating activities of continuing operations	567.7	431.8
Net cash used for operating activities of discontinued operations	—	(0.2)
Net cash provided by operating activities	567.7	431.6
Investing activities
Capital expenditures	(27.7)	(36.3)
Purchase of investments	(18.0)	—
Proceeds from sale of property and equipment	0.1	—
Other	0.2	(0.5)
Net cash used for investing activities	(45.4)	(36.8)
Financing activities
Net (repayments) receipts of short-term borrowings	(9.2)	3.3
Net borrowings of revolving long-term debt	9.9	—
Repayments of long-term debt	(250.0)	(237.5)
Debt issuance costs	(2.1)	—
Shares issued to employees, net of shares withheld	(10.6)	9.3
Repurchases of ordinary shares	(125.0)	(50.0)
Dividends paid	(82.4)	(76.2)
Net cash used for financing activities	(469.4)	(351.1)
Effect of exchange rate changes on cash and cash equivalents	(28.6)	0.3
Change in cash and cash equivalents	24.3	44.0
Cash and cash equivalents, beginning of period	118.7	170.3
Cash and cash equivalents, end of period	$143.0	$214.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2024	164.8	$1.7	$1,501.7	$2,336.1	$(276.6)	$3,562.9
Net income	—	—	—	154.9	—	154.9
Other comprehensive income, net of tax	—	—	—	—	3.0	3.0
Dividends declared, $0.25 per share	—	—	—	(41.2)	—	(41.2)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	—	—	0.6	—	—	0.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(9.2)	—	—	(9.2)
Share-based compensation	—	—	12.6	—	—	12.6
Balance - March 31, 2025	164.5	$1.7	$1,455.7	$2,449.8	$(273.6)	$3,633.6
Net income	—	—	—	148.5	—	148.5
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Dividends declared, $0.25 per share	—	—	—	(41.0)	—	(41.0)
Share repurchases	(0.7)	—	(75.0)	—	—	(75.0)
Exercise of options, net of shares tendered for payment	0.2	—	(1.7)	—	—	(1.7)
Issuance of restricted shares, net of cancellations	(0.1)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	8.6	—	—	8.6
Balance - June 30, 2025	163.9	$1.7	$1,387.3	$2,557.3	$(274.1)	$3,672.2

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2023	165.3	$1.7	$1,593.6	$1,866.2	$(244.4)	$3,217.1
Net income	—	—	—	133.3	—	133.3
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Dividends declared, $0.23 per share	—	—	—	(38.2)	—	(38.2)
Exercise of options, net of shares tendered for payment	0.4	—	15.2	—	—	15.2
Issuance of restricted shares, net of cancellations	0.4	—	(4.0)	—	—	(4.0)
Shares surrendered by employees to pay taxes	(0.1)	—	(5.1)	—	—	(5.1)
Share-based compensation	—	—	7.9	—	—	7.9
Balance - March 31, 2024	166.0	$1.7	$1,607.6	$1,961.3	$(243.4)	$3,327.2
Net income	—	—	—	186.1	—	186.1
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Dividends declared, $0.23 per share	—	—	—	(38.1)	—	(38.1)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.1	—	3.7	—	—	3.7
Shares surrendered by employees to pay taxes	—	—	(0.5)	—	—	(0.5)
Share-based compensation	—	—	8.4	—	—	8.4
Balance - June 30, 2024	165.5	$1.7	$1,569.2	$2,109.3	$(247.3)	$3,432.9
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
U.S.	$807.4	$773.6	$1,532.1	$1,478.8
Western Europe	122.5	127.2	245.1	258.8
Developing (1)	136.0	139.3	245.2	262.0
Other Developed (2)	57.2	59.2	111.1	116.9
Consolidated net sales	$1,123.1	$1,099.3	$2,133.5	$2,116.5
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed primarily includes Australia and Canada.
Vertical market net sales information was as follows:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Residential	$647.3	$581.4	$1,227.7	$1,124.6
Commercial	280.0	308.6	524.2	582.2
Industrial	195.8	209.3	381.6	409.7
Consolidated net sales	$1,123.1	$1,099.3	$2,133.5	$2,116.5
Performance obligations
As of June 30, 2025, we had $121.2 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	June 30, 2025	December 31, 2024	$ Change	% Change
Contract assets	$58.3	$46.7	$11.6	24.8%
Contract liabilities	48.1	38.8	9.3	24.0%
Net contract assets	$10.2	$7.9	$2.3	29.1%
The $2.3 million increase in net contract assets from December 31, 2024 to June 30, 2025 was primarily the result of timing of milestone payments. Approximately 80% of our contract liabilities at December 31, 2024 were recognized in revenue in the first half of 2025.

3.     Share Plans
Total share-based compensation expense for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restricted stock units	$3.9	$4.3	$7.2	$8.1
Stock options	0.9	1.3	3.5	2.7
Performance share units	3.8	2.8	10.5	5.5
Total share-based compensation expense	$8.6	$8.4	$21.2	$16.3
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
During the six months ended June 30, 2025, we initiated and continued execution of activities associated with our Transformation Program as well as initiated and continued certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring and Transformation Program initiatives included a reduction in hourly and salaried headcount of approximately 185 employees during the six months ended June 30, 2025.
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restructuring Initiatives
Severance and related costs	$12.0	$5.4	$20.3	$9.4
Other restructuring costs and related adjustments (1)	3.5	(0.1)	4.9	0.9
Total restructuring costs	15.5	5.3	25.2	10.3
Transformation Program
Severance and related costs	—	0.3	—	0.7
Asset impairment and write-offs	10.3	—	15.5	—
Other transformation costs (2)	12.5	11.5	21.6	28.1
Total transformation costs	22.8	11.8	37.1	28.8
Total restructuring and transformation costs	$38.3	$17.1	$62.3	$39.1
(1) Other restructuring costs and related adjustments primarily consist of certain accruals and related refinements as well as various contract termination costs, asset impairments and inventory write-offs associated with business and product line exits.

(2) Other transformation costs primarily consist of professional services and project management related costs.
Restructuring and transformation costs by reportable segment as well as Corporate and other were as follows:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Flow	$9.7	$2.4	$18.5	$5.0
Water Solutions	5.7	0.9	9.8	1.5
Pool	5.8	1.7	9.0	5.4
Corporate and other	17.1	12.1	25.0	27.2
Total restructuring and transformation costs	$38.3	$17.1	$62.3	$39.1
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2025:

In millions	June 30, 2025
Beginning balance	$18.7
Costs incurred	20.3
Cash payments and other	(16.1)
Ending balance	$22.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
5.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$148.5	$186.1	$303.4	$319.4
Net income from continuing operations	$148.5	$186.1	$303.4	$319.6
Weighted average ordinary shares outstanding
Basic	164.5	165.9	164.7	165.8
Dilutive impact of stock options, restricted stock units and performance share units	1.2	1.4	1.3	1.5
Diluted	165.7	167.3	166.0	167.3
Earnings per ordinary share
Basic
Continuing operations	$0.90	$1.12	$1.84	$1.93
Discontinued operations	—	—	—	—
Basic earnings per ordinary share	$0.90	$1.12	$1.84	$1.93
Diluted
Continuing operations	$0.90	$1.11	$1.83	$1.91
Discontinued operations	—	—	—	—
Diluted earnings per ordinary share	$0.90	$1.11	$1.83	$1.91
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.1	0.2	0.1	0.2
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

Activity related to our allowance for credit losses is summarized as follows for the six months ended June 30, 2025:

In millions	June 30, 2025
Beginning balance	$9.1
Bad debt expense	0.2
Write-offs, net of recoveries	(1.5)
Other (1)	0.5
Ending balance	$8.3
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7.    Supplemental Balance Sheet Information

In millions	June 30, 2025	December 31, 2024
Inventories
Raw materials and supplies	$321.3	$315.8
Work-in-process	85.6	88.4
Finished goods	195.6	206.7
Total inventories	$602.5	$610.9
Other current assets
Cost in excess of billings	$58.3	$46.7
Prepaid expenses	74.2	51.0
Other current assets	15.1	43.6
Total other current assets	$147.6	$141.3
Property, plant and equipment, net
Land and land improvements	$33.0	$31.3
Buildings and leasehold improvements	233.9	217.9
Machinery and equipment	704.7	675.8
Capitalized software	99.4	92.2
Construction in progress	39.8	51.1
Total property, plant and equipment	1,110.8	1,068.3
Accumulated depreciation and amortization	747.0	709.5
Total property, plant and equipment, net	$363.8	$358.8
Other non-current assets
Right-of-use lease assets	$105.3	$116.1
Deferred income taxes	138.9	129.6
Deferred compensation plan assets	29.1	29.4
Other non-current assets	61.9	56.1
Total other non-current assets	$335.2	$331.2
Other current liabilities
Dividends payable	$41.0	$41.2
Accrued warranty	73.8	67.2
Accrued rebates and incentives	196.5	176.7
Accrued freight	18.0	18.4
Billings in excess of cost	39.9	33.8
Current lease liability	25.2	26.3
Income taxes payable	26.6	28.8
Accrued restructuring	22.9	18.7
Interest payable	21.8	5.5
Other current liabilities	108.0	80.2
Total other current liabilities	$573.7	$496.8
Other non-current liabilities
Long-term lease liability	$85.3	$92.8
Income taxes payable	5.0	8.1
Self-insurance liabilities	57.8	55.6
Deferred compensation plan liabilities	29.1	29.4
Foreign currency and interest rate contract liabilities	94.4	16.3
Other non-current liabilities	39.5	41.6
Total other non-current liabilities	$311.1	$243.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2024	Foreign Currency Translation	June 30, 2025
Flow	$730.4	$63.6	$794.0
Water Solutions	1,392.7	14.1	1,406.8
Pool	1,163.5	—	1,163.5
Total goodwill	$3,286.6	$77.7	$3,364.3
Identifiable intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,052.4	$(361.6)	$690.8	$1,146.5	$(400.2)	$746.3
Proprietary technology and patents	76.1	(38.3)	37.8	88.8	(48.4)	40.4
Total definite-life intangibles	1,128.5	(399.9)	728.6	1,235.3	(448.6)	786.7
Indefinite-life intangibles
Trade names	255.3	—	255.3	247.1	—	247.1
Total intangibles	$1,383.8	$(399.9)	$983.9	$1,482.4	$(448.6)	$1,033.8
Identifiable intangible asset amortization expense was $14.3 million and $13.4 million for the three months ended June 30, 2025 and 2024, and $28.5 million and $26.9 million for the six months ended June 30, 2025 and 2024, respectively.
An impairment charge of $30.9 million was recorded during the three and six months ended June 30, 2025 related to the write-off of a definite-lived customer relationship intangible asset as a result of a business exit within our Water Solutions segment during the second quarter of 2025. The impairment charge was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. No impairment was recognized for identifiable intangible assets for the three and six months ended June 30, 2024.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2025 and the next five years is as follows:

	Q3 - Q4
	2025	2026	2027	2028	2029	2030
Estimated amortization expense	$27.9	$54.4	$53.1	$50.5	$50.1	$49.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of June 30, 2025	Maturity Year	June 30, 2025	December 31, 2024
Revolving credit facility (Senior Credit Facility)	5.447%	2030	$19.4	$9.5
Term Loan Facility	5.662%	2027	575.0	825.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Other	5.447%	2025	0.1	9.3
Unamortized debt issuance costs and discounts	N/A	N/A	(15.6)	(15.1)
Total debt			1,398.2	1,648.0
Less: Current maturities of short-term borrowings			0.1	9.3
Long-term debt			$1,398.1	$1,638.7
(1) Senior notes are guaranteed as to payment by Pentair plc.
Pentair, Pentair Finance S.à r.l (“PFSA”) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, which was amended and restated in May 2025, providing for a $900.0 million senior unsecured revolving credit facility. The Senior Credit Facility has a maturity date of May 5, 2030. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of June 30, 2025, total availability under the Senior Credit Facility was $880.6 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of June 30, 2025, the remaining obligation of $575.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at June 30, 2025. Borrowings under these credit facilities bear interest at variable rates.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We have $19.3 million of senior notes maturing in the next twelve months. We classified this debt as long-term as of June 30, 2025 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2025 matures on a calendar year basis as follows:

	Q3 - Q4
In millions	2025	2026	2027	2028	2029	2030	Thereafter	Total
Contractual debt obligation maturities	$19.4	$—	$575.0	$—	$400.0	$19.4	$400.0	$1,413.8
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
At June 30, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $22.0 million. At December 31, 2024, there were no outstanding foreign currency derivative contracts. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At June 30, 2025 and December 31, 2024, we had outstanding cross currency swap agreements with a combined notional amount of $819.1 million and $728.5 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $94.2 million and $13.8 million at June 30, 2025 and December 31, 2024, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable-rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable-rate debt. As of June 30, 2025, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges.
Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. We had unrealized gains of $0.1 million and $1.9 million at June 30, 2025 and December 31, 2024, respectively, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2025		December 31, 2024
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$594.5	$594.5	$843.8	$843.8
Fixed rate debt	819.3	834.7	819.3	814.3
Total debt	$1,413.8	$1,429.2	$1,663.1	$1,658.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract assets	$—	$0.3	$—	$—	$0.3
Interest rate contract liabilities	—	(0.2)	—	—	(0.2)
Foreign currency contract assets	—	0.1	—	—	0.1
Foreign currency contract liabilities	—	(94.2)	—	—	(94.2)
Deferred compensation plan assets	13.7	—	—	15.4	29.1
Contingent earn-out liabilities	—	—	(8.0)	—	(8.0)
Total recurring fair value measurements	$13.7	$(94.0)	$(8.0)	$15.4	$(72.9)
Nonrecurring fair value measurements (1)
(1) During the quarter ended June 30, 2025, we recorded an impairment charge on a definite-lived customer relationship intangible asset of $30.9 million. We determined the value using unobservable inputs and wrote the balance of the definite-lived intangible asset to zero. The impairment charge was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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
On December 2, 2024, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”). In conjunction with the acquisition, we recorded an estimated fair value of $8.0 million of contingent earn-out liabilities, which are considered Level 3 under our fair value hierarchy. The recorded fair value of the associated contingent earn-out liabilities was reviewed as of June 30, 2025, with no further change in fair value. The fair value of the contingent earn-out liabilities will be re-measured for each reporting period until resolution of the contingent earn-out payments, and any resulting changes to fair value would be recorded in earnings.
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
The effective income tax rate for both the six months ended June 30, 2025 and June 30, 2024 was 14.6%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $5.0 million and $6.0 million at June 30, 2025 and December 31, 2024, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. For the six months ended June 30, 2025 and June 30, 2024, the impact of Pillar Two on our condensed consolidated financial statements was not material.

On July 4, 2025, the U.S. enacted H.R.1 – One Big Beautiful Bill Act (the “Act”). The Act contains numerous income tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

12.    Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service cost	$0.3	$0.4	$0.6	$0.8
Interest cost	1.0	1.0	2.0	2.0
Expected return on plan assets	(0.2)	(0.1)	(0.4)	(0.2)
Net periodic benefit expense	$1.1	$1.3	$2.2	$2.6
Components of net periodic benefit expense for our other post-retirement plans for the three and six months ended June 30, 2025 and 2024 were not material.

13.    Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the six months ended June 30, 2025, we repurchased 1.3 million of our ordinary shares for $125.0 million. As of June 30, 2025, we had $325.0 million available for share repurchases under this authorization.
Dividends payable
On May 5, 2025, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 1, 2025 to shareholders of record at the close of business on July 18, 2025. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $41.0 million at June 30, 2025, compared to $41.2 million at December 31, 2024.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial information by reportable segment as well as a reconciliation of reportable segment income to consolidated income from continuing operations before income taxes is as follows:

	June 30, 2025	December 31, 2024
In millions	Identifiable assets (1)
Flow	$1,703.0	$1,590.7
Water Solutions	2,589.5	2,613.5
Pool	1,742.9	1,801.3
Reportable segment total	6,035.4	6,005.5
Corporate and other	444.1	441.0
Consolidated	$6,479.5	$6,446.5
(1) All cash and cash equivalents are included in “Corporate and other.”

	Three months ended		Six months ended		Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
In millions	Capital expenditures				Depreciation
Flow	$3.1	$4.2	$6.9	$7.2	$5.2	$5.5	$10.4	$10.8
Water Solutions	2.9	4.8	5.7	14.9	4.0	4.4	8.0	8.8
Pool	3.8	4.9	10.2	8.2	3.6	3.3	6.7	6.3
Reportable segment total	9.8	13.9	22.8	30.3	12.8	13.2	25.1	25.9
Corporate and other	1.1	3.1	4.9	6.0	1.8	2.3	4.3	4.5
Consolidated	$10.9	$17.0	$27.7	$36.3	$14.6	$15.5	$29.4	$30.4

Three months ended June 30, 2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$397.3	$298.3	$427.2	$1,122.8
Reconciliation of consolidated net sales
Corporate and other				0.3
Total consolidated net sales				$1,123.1

Cost of goods sold (1)(3)	(246.3)	(183.8)	(229.0)
Operating expenses (1)(2)(3)	(57.9)	(44.3)	(45.5)
Reportable segment income	$93.1	$70.2	$152.7	$316.0
Corporate and other				(19.3)
Restructuring and other				(10.4)
Transformation costs				(12.5)
Asset impairment and write-offs				(41.8)
Loss on sale of business				(26.3)
Intangible amortization				(14.3)
Interest expense, net				(17.9)
Other expense				(1.0)
Income from continuing operations before income taxes				$172.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Three months ended June 30, 2024
In millions	Flow	Water Solutions	Pool	Total
Net sales	$396.8	$310.5	$391.5	$1,098.8
Reconciliation of consolidated net sales
Corporate and other				0.5
Total consolidated net sales				$1,099.3

Cost of goods sold (1)(3)	(250.1)	(193.8)	(216.5)
Operating expenses (1)(2)(3)	(62.3)	(43.8)	(41.4)
Reportable segment income	$84.4	$72.9	$133.6	$290.9
Corporate and other				(19.5)
Restructuring and other				(5.9)
Transformation costs				(11.8)
Legal accrual adjustments and settlements				7.9
Intangible amortization				(13.4)
Interest expense, net				(26.3)
Other expense				(1.0)
Income from continuing operations before income taxes				$220.9

Six months ended June 30, 2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$765.2	$556.5	$811.1	$2,132.8
Reconciliation of consolidated net sales
Corporate and other				0.7
Total consolidated net sales				$2,133.5

Cost of goods sold (1)(3)	(475.1)	(341.6)	(442.8)
Operating expenses (1)(2)(3)	(113.4)	(84.0)	(89.6)
Reportable segment income	$176.7	$130.9	$278.7	$586.3
Corporate and other				(47.1)
Restructuring and other				(20.9)
Transformation costs				(21.6)
Asset impairment and write-offs				(47.0)
Loss on sale of business				(26.3)
Intangible amortization				(28.5)
Interest expense, net				(37.6)
Other expense				(1.9)
Income from continuing operations before income taxes				$355.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Six months ended June 30, 2024
In millions	Flow	Water Solutions	Pool	Total
Net sales	$781.1	$583.6	$751.0	$2,115.7
Reconciliation of consolidated net sales
Corporate and other				0.8
Total consolidated net sales				$2,116.5

Cost of goods sold (1)(3)	(497.1)	(366.3)	(423.0)
Operating expenses (1)(2)(3)	(122.3)	(88.8)	(83.6)
Reportable segment income	$161.7	$128.5	$244.4	$534.6
Corporate and other				(45.9)
Restructuring and other				(10.5)
Transformation costs				(28.8)
Asset impairment and write-offs				(0.8)
Legal accrual adjustments and settlements				8.2
Intangible amortization				(26.9)
Interest expense, net				(53.6)
Other expense				(2.0)
Income from continuing operations before income taxes				$374.3
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker which includes certain corporate overhead allocations directly attributable to each of the segments.
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
The changes in the carrying amount of service and product warranties from continuing operations for the six months ended June 30, 2025 were as follows:

In millions	June 30, 2025
Beginning balance	$67.2
Service and product warranty provision	56.4
Payments	(50.6)
Foreign currency translation	0.8
Ending balance	$73.8
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
As of June 30, 2025 and December 31, 2024, the outstanding value of bonds, letters of credit and bank guarantees totaled $110.8 million and $102.1 million, respectively.

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
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s moving, improving or helping people enjoy water, we help manage life’s most essential resource. We are comprised of three reportable segments: Flow, Water Solutions and Pool. For the first six months of 2025, the Flow, Water Solutions and Pool reportable segments represented approximately 36%, 26% and 38% of total consolidated net sales, respectively. We classify our operations into reportable segments based primarily on types of products offered and markets served:
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
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in the first six months of 2025 and are reasonably likely to impact our results in the future:
•We have a Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2024 and the first six months of 2025, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, sourcing excellence, operations excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to continue to incur transformation costs throughout the remainder of 2025 and beyond.
•During 2024 and the first six months of 2025, we implemented 80/20 guiding principles to enable our Transformation Program. This 80/20 analysis is expected to create value by focusing on key customers and products through quadrant-based strategies. We expect the analysis to result in actions to improve operating performance by driving growth with our highest value customers, reducing lower margin sales and removing complexity in the future.
•During 2024 and the first six months of 2025, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2025 and to drive margin growth.
•During 2024 and the first six months of 2025, we experienced inflationary cost increases for certain raw materials as well as logistics and transportation costs. The ongoing volatile market for commodities has the potential to continue to drive price increases in our supply chain. In addition, the current U.S. administration has recently implemented tariffs and has announced the possibility of implementing additional, or increasing current, tariffs. We expect these actions and reactionary tariff adjustments by other countries to continue to impact our business and contribute to inflationary cost increases. As a result, we have taken actions to mitigate the impact of tariffs such as pricing increases, inventory pre-buys and capping orders to manage supply chain, inventory and production, which may continue going forward. In addition, our Transformation Program initiatives are intended to improve productivity and offset cost increases. We anticipate supply chain pressures as well as inflationary cost increases due to these tariffs and any resulting impact on macroeconomic conditions and our business to continue throughout the remainder of 2025.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2025 and 2024 were as follows:

	Three months ended
In millions	June 30, 2025	June 30, 2024	$ Change	% / Point Change
Net sales	$1,123.1	$1,099.3	$23.8	2.2%
Cost of goods sold	666.5	661.4	5.1	0.8%
Gross profit	456.6	437.9	18.7	4.3%
% of net sales	40.7%	39.8%		0.9	pts

Selling, general and administrative	213.8	165.1	48.7	29.5%
% of net sales	19.0%	15.0%		4.0	pts
Research and development	25.1	24.8	0.3	1.2%
% of net sales	2.2%	2.3%		(0.1)	pts

Operating income	217.7	248.0	(30.3)	(12.2)%
% of net sales	19.4%	22.6%		(3.2)	pts

Loss on sale of business	26.3	—	26.3	N.M.
Other expense	1.0	0.8	0.2	25.0%
Net interest expense	17.9	26.3	(8.4)	(31.9)%

Income from continuing operations before income taxes	172.5	220.9	(48.4)	(21.9)%
Provision for income taxes	24.0	34.8	(10.8)	(31.0)%
Effective tax rate	13.9%	15.8%		(1.9)	pts
N.M. = Not Meaningful

The consolidated results of operations for the six months ended June 30, 2025 and 2024 were as follows:

	Six months ended
In millions	June 30, 2025	June 30, 2024	$ Change	% / Point Change
Net sales	$2,133.5	$2,116.5	$17.0	0.8%
Cost of goods sold	1,273.6	1,288.5	(14.9)	(1.2)%
Gross profit	859.9	828.0	31.9	3.9%
% of net sales	40.3%	39.1%		1.2	pts

Selling, general and administrative expenses	390.4	350.3	40.1	11.4%
% of net sales	18.3%	16.6%		1.7	pts
Research and development expenses	48.7	48.9	(0.2)	(0.4)%
% of net sales	2.3%	2.3%		—	pts

Operating income	420.8	428.8	(8.0)	(1.9)%
% of net sales	19.7%	20.3%		(0.6)	pts

Loss on sale of business	26.3	—	26.3	N.M.
Other expense	1.5	0.9	0.6	66.7%
Net interest expense	37.6	53.6	(16.0)	(29.9)%

Income from continuing operations before income taxes	355.4	374.3	(18.9)	(5.0)%
Provision for income taxes	52.0	54.7	(2.7)	(4.9)%
Effective tax rate	14.6%	14.6%		—	pts
N.M. = Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2025	Six months ended June 30, 2025
	over the prior year period	over the prior year period
Volume	(3.1)%	(2.9)%
Price	4.4	3.2
Core growth	1.3	0.3
Acquisition/Divestitures	0.2	0.5
Currency	0.7	—
Total	2.2%	0.8%
The 2.2 and 0.8 percent increases in net sales in the second quarter and first half, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices across all of our segments to mitigate inflationary cost increases;
•increased sales due to the acquisition of G & F Manufacturing completed in the fourth quarter of 2024;
•favorable foreign currency effects compared to the second quarter of the prior year; and
•increased sales volume within our Pool segment due to higher demand compared to the same periods of the prior year.

These increases were partially offset by:
•decreased sales volume within our Flow and Water Solutions segments compared to the same periods of the prior year; and
•business exits during the fourth quarter of 2024 and second quarter of 2025 in our residential and commercial businesses of our Water Solutions segment.
Gross profit
The 0.9 and 1.2 percentage point increases in gross profit as a percentage of net sales in the second quarter and first half, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices across all our segments to mitigate inflationary cost increases; and
•increased productivity mainly driven by transformation initiatives across all segments.
These increases were partially offset by:
•inflationary cost increases, including higher tariffs, related to certain raw materials and labor costs; and
•asset impairment and write-offs of $10.3 million in the second quarter of 2025, compared to none in the second quarter of 2024, and $15.5 million in the first half of 2025, compared to $0.8 million in the first half of 2024.
Selling, general and administrative expenses (“SG&A”)
The 4.0 and 1.7 percentage point increases in SG&A as a percentage of net sales in the second quarter and first half, respectively, of 2025 from 2024 were primarily driven by:
•an impairment charge of $30.9 million related to the write-off of a definite-lived customer relationship intangible asset as a result of a business exit within our Water Solutions segment during the second quarter of 2025;
•transformation costs of $12.7 million in the second quarter of 2025, compared to $11.8 million in the second quarter of 2024; and
•restructuring costs of $14.3 million in the second quarter of 2025, compared to $5.3 million in the second quarter of 2024, and $23.9 million in the first half of 2025, compared to $9.5 million in the first half of 2024.
These increases were partially offset by:
•transformation costs of $21.9 million in the first half of 2025, compared to $28.8 million in the first half of 2024.
Net interest expense
The 31.9 and 29.9 percent decreases in net interest expense in the second quarter and first half, respectively, of 2025 from 2024 were primarily driven by:
•lower debt levels compared to the same periods of the prior year.
Provision for income taxes
The 1.9 percentage point decrease in the effective tax rate in the second quarter of 2025 from 2024 was primarily driven by:
•the favorable mix of global earnings; and
•increase in the amount of favorable discrete items in 2025 compared to 2024.
There was no change in the effective tax rate in the first half of 2025 from 2024 primarily driven by:
•the favorable mix of global earnings; offset by
•decrease in the amount of favorable discrete items in 2025 compared to 2024.

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
Flow
The net sales and segment income for Flow were as follows:

	Three months ended				Six months ended
In millions	June 30, 2025	June 30, 2024	% / Point Change		June 30, 2025	June 30, 2024	% / Point Change
Net sales	$397.3	$396.8	0.1%		$765.2	$781.1	(2.0)%
Segment income	93.1	84.4	10.3%		176.7	161.7	9.3%
% of net sales	23.4%	21.3%	2.1	pts	23.1%	20.7%	2.4	pts
Net sales
The components of the change in Flow net sales from the prior period were as follows:

	Three months ended June 30, 2025	Six months ended June 30, 2025
	over the prior year period	over the prior year period
Volume	(4.7)%	(4.8)%
Price	3.4	2.7
Core growth	(1.3)	(2.1)
Currency	1.4	0.1
Total	0.1%	(2.0)%
The 0.1 percent increase in net sales for Flow in the second quarter of 2025 from 2024 was primarily driven by:
•increased selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects compared to the second quarter of the prior year.
This increase was partially offset by:
•decreased sales volume compared to the same period of the prior year.
The 2.0 percent decrease in net sales for Flow in the first half of 2025 from 2024 was primarily driven by:
•decreased sales volume compared to the same period of the prior year.
This decrease was partially offset by:
•increased selling prices to mitigate inflationary cost increases.

Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2025		Six months ended June 30, 2025
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	2.6	pts	2.7	pts
Currency	0.1		0.1
Inflation	(3.2)		(2.7)
Productivity	2.6		2.3
Total	2.1	pts	2.4	pts
The 2.1 and 2.4 percentage point increases in segment income for Flow as a percentage of net sales in the second quarter and first half, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity mainly driven by transformation initiatives.
These increases were partially offset by:
•inflationary cost increases, including higher tariffs, related to certain raw materials.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2025	June 30, 2024	% / Point Change		June 30, 2025	June 30, 2024	% / Point Change
Net sales	$298.3	$310.5	(3.9)%		$556.5	$583.6	(4.6)%
Segment income	70.2	72.9	(3.7)%		130.9	128.5	1.9%
% of net sales	23.5%	23.5%	—	pts	23.5%	22.0%	1.5	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2025	Six months ended June 30, 2025
	over the prior year period	over the prior year period
Volume	(6.7)%	(6.1)%
Price	3.7	2.5
Core growth	(3.0)	(3.6)
Acquisition/Divestiture	(1.5)	(1.1)
Currency	0.6	0.1
Total	(3.9)%	(4.6)%
The 3.9 and 4.6 percent decreases in net sales for Water Solutions in the second quarter and first half, respectively, of 2025 from 2024 were primarily driven by:
•decreased sales volume compared to the same periods of the prior year; and
•business exits during the fourth quarter of 2024 and second quarter of 2025 in our residential and commercial businesses.
These decreases were partially offset by:
•increased selling prices to mitigate inflationary cost increases; and

•favorable foreign currency effects compared to the same periods of the prior year.
Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2025		Six months ended June 30, 2025
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	2.3	pts	1.6	pts
Currency	(0.7)		—
Inflation	(3.5)		(3.0)
Productivity	1.9		2.9
Total	—	pts	1.5	pts
Segment income was flat for Water Solutions in the second quarter of 2025 from 2024, primarily driven by:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity mainly driven by transformation initiatives; offset by
•inflationary cost increases, including higher tariffs, related to certain raw materials; and
•unfavorable foreign currency effects compared to the second quarter of the prior year.
The 1.5 percentage point increase in segment income for Water Solutions as a percentage of net sales in the first half of 2025 from 2024 was primarily driven by:
•increased productivity mainly driven by transformation initiatives; and
•increased selling prices to mitigate impacts of inflation.
This increase was partially offset by:
•inflationary cost increases, including higher tariffs, related to certain raw materials.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended				Six months ended
In millions	June 30, 2025	June 30, 2024	% / Point Change		June 30, 2025	June 30, 2024	% / Point Change
Net sales	$427.2	$391.5	9.1%		$811.1	$751.0	8.0%
Segment income	152.7	133.6	14.3%		278.7	244.4	14.0%
% of net sales	35.7%	34.1%	1.6	pts	34.4%	32.5%	1.9	pts
Net sales
The components of the change in Pool net sales from the prior period were as follows:

	Three months ended June 30, 2025	Six months ended June 30, 2025
	over the prior year period	over the prior year period
Volume	1.4%	1.4%
Price	5.9	4.4
Core growth	7.3	5.8
Acquisition/Divestiture	1.8	2.2
Total	9.1%	8.0%

The 9.1 and 8.0 percent increases in net sales for Pool in the second quarter and first half, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices to mitigate inflationary cost increases;
•increased sales due to the acquisition of G & F Manufacturing completed in the fourth quarter of 2024; and
•increased sales volume due to higher demand compared to the same periods of the prior year.
Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2025		Six months ended June 30, 2025
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	4.1	pts	3.1	pts
Currency	0.2		0.2
Inflation	(3.1)		(2.4)
Productivity	0.4		1.0
Total	1.6	pts	1.9	pts
The 1.6 and 1.9 percentage point increases in segment income for Pool as a percentage of net sales in the second quarter and first half, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity driven by transformation initiatives.
These increases were partially offset by:
•inflationary cost increases, including higher tariffs, related to certain raw materials and labor costs.
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

Summary of cash flows

	Six months ended
In millions	June 30, 2025	June 30, 2024
Net cash provided by (used for) :
Operating activities of continuing operations	$567.7	$431.8
Investing activities	(45.4)	(36.8)
Financing activities	(469.4)	(351.1)
Operating activities
Net cash provided by operating activities of continuing operations in the first six months of 2025 primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization, share-based compensation, loss on sale of business and asset impairment, of $455.8 million. Additionally, we had a cash inflow of $83.3 million as a result of changes in net working capital, primarily due to decreased accounts receivable and increased accounts payable balances. The decrease in accounts receivable was attributed to an increase in cash collections during the period. The increased accounts payable balance was primarily due to an increase in purchases for our peak sales season in the second quarter of 2025.
Net cash provided by operating activities of continuing operations in the first six months of 2024 primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization, share-based compensation and asset impairment, of $394.0 million. Additionally, we had a cash inflow of $15.4 million as a result of changes in net working capital, primarily due to lower inventory and increased accounts payable balances. The decrease in inventory was primarily related to supply chain efficiencies and improved lead times. The higher accounts payable balance was attributed to inventory purchases for our peak sales season in the second quarter of 2024.
Investing activities
Net cash used for investing activities in the first six months of 2025 primarily reflects capital expenditures of $27.7 million and the purchase of investments of $18.0 million.
Net cash used for investing activities in the first six months of 2024 primarily reflects capital expenditures of $36.3 million.
Financing activities
Net cash used for financing activities in the first six months of 2025 primarily relates to the repayment of $250.0 million of the remaining principal under the Term Loan Facility, share repurchases of $125.0 million and dividend payments of $82.4 million.
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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2025	June 30, 2024
Net cash provided by operating activities of continuing operations	$567.7	$431.8
Capital expenditures of continuing operations	(27.7)	(36.3)
Proceeds from sale of property and equipment of continuing operations	0.1	—
Free cash flow from continuing operations	540.1	395.5
Net cash used for operating activities of discontinued operations	—	(0.2)
Free cash flow	$540.1	$395.3
Debt and capital
Pentair, Pentair Finance S.à r.l (“PFSA”) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, which was amended and restated in May 2025, providing for a $900.0 million senior unsecured revolving credit facility. The Senior Credit Facility has a maturity date of May 5, 2030. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of June 30, 2025, total availability under the Senior Credit Facility was $880.6 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of June 30, 2025, the remaining obligation of $575.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at June 30, 2025. Borrowings under these credit facilities bear interest at variable rates.
We have $19.3 million of senior notes maturing in the next twelve months. We classified this debt as long-term as of June 30, 2025 as we have the intent and ability to refinance such obligation on a long-term basis under the Senior Credit Facility.
As of June 30, 2025, we had $99.9 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. During the six months ended June 30, 2025, we repurchased 1.3 million of our ordinary shares for $125.0 million. As of June 30, 2025, we had $325.0 million available for share repurchases under this authorization.
Dividends payable
On May 5, 2025, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 1, 2025 to shareholders of record at the close of business on July 18, 2025. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $41.0 million at June 30, 2025, compared to $41.2 million at December 31, 2024.
We paid dividends in the first six months of 2025 of $82.4 million, or $0.50 per ordinary share compared with $76.2 million, or $0.46 per ordinary share, in the prior year period.
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

The following table presents summarized financial information as of June 30, 2025 and December 31, 2024 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company Guarantor and the Subsidiary Issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	June 30, 2025	December 31, 2024
Current assets (1)	$1.9	$1.3
Noncurrent assets (2)	2,551.1	2,551.7
Current liabilities (3)	2,359.5	1,893.1
Noncurrent liabilities (4)	1,672.0	1,828.6
(1) No assets due from non-guarantor subsidiaries were included as of June 30, 2025 and December 31, 2024, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,550.8 million and $2,547.3 million as of June 30, 2025 and December 31, 2024, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $2,291.0 million and $1,843.0 million as of June 30, 2025 and December 31, 2024, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $170.4 million and $151.5 million as of June 30, 2025 and December 31, 2024, respectively.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2025. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During 2024, we began a multi-year implementation of our new global enterprise resource planning (“ERP”) system. Ultimately, this ERP system will modernize several of our existing operating and transactional financial systems. We believe this implementation will enhance our internal control over financial reporting due to improved operational functionality and further integration of related processes. As a result of this ERP implementation process, we have automated, modified or implemented certain internal controls as appropriate. We will continue to monitor our internal control over financial reporting for effectiveness throughout the remainder of this implementation.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 26	60,801	$90.21	—	$400,002,380
April 27 - May 24	1,132	95.99	—	400,002,380
May 25 - June 30	758,428	99.01	757,512	325,002,438
Total	820,361		757,512
(a)The purchases in this column include 60,801 shares for the period April 1 - April 26, 1,132 shares for the period April 27 - May 24 and 916 shares for the period May 25 - June 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. As of June 30, 2025, we had $325.0 million remaining availability for repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 5.    OTHER INFORMATION
(c)During the second quarter of 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2025

4.1
Second Amended and Restated Credit Agreement, dated as of May 5, 2025, among Pentair plc, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc dated May 5, 2025 (File No. 001-11625)).

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2025.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President and Chief Financial Officer

By	/s/ Jennifer M. Hensley
Jennifer M. Hensley
Senior Vice President, Chief Accounting Officer and Controller