Form 10-Q
period 2025-09-30
PENTAIR plc
filed 2025-10-21
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2025, 163,641,880 shares of registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$1,022.0	$993.4	$3,155.5	$3,109.9
Cost of goods sold	603.4	600.2	1,877.0	1,888.7
Gross profit	418.6	393.2	1,278.5	1,221.2
Selling, general and administrative expenses	162.2	190.4	552.6	540.7
Research and development expenses	24.7	22.9	73.4	71.8
Operating income	231.7	179.9	652.5	608.7
Other expense (income)
Loss on sale of business	—	—	26.3	—
Net interest expense	14.4	19.8	52.0	73.4
Other expense (income)	0.6	(0.1)	2.1	0.8
Income from continuing operations before income taxes	216.7	160.2	572.1	534.5
Provision for income taxes	32.4	20.6	84.4	75.3
Net income from continuing operations	184.3	139.6	487.7	459.2
Loss from discontinued operations, net of tax	—	—	—	(0.2)
Net income	$184.3	$139.6	$487.7	$459.0
Comprehensive income, net of tax
Net income	$184.3	$139.6	$487.7	$459.0
Changes in cumulative translation adjustment	(3.7)	32.3	81.0	0.5
Changes in market value of derivative financial instruments, net of tax	6.1	(35.5)	(76.1)	(6.6)
Comprehensive income	$186.7	$136.4	$492.6	$452.9
Earnings per ordinary share
Basic
Continuing operations	$1.13	$0.84	$2.97	$2.77
Discontinued operations	—	—	—	—
Basic earnings per ordinary share	$1.13	$0.84	$2.97	$2.77
Diluted
Continuing operations	$1.12	$0.84	$2.94	$2.75
Discontinued operations	—	—	—	—
Diluted earnings per ordinary share	$1.12	$0.84	$2.94	$2.75
Weighted average ordinary shares outstanding
Basic	163.8	165.6	164.4	165.7
Diluted	165.1	167.0	165.7	167.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$128.4	$118.7
Accounts receivable, net of allowances of $6.7 and $9.1, respectively	521.6	565.2
Inventories	639.7	610.9
Other current assets	155.4	141.3
Total current assets	1,445.1	1,436.1
Property, plant and equipment, net	367.1	358.8
Other assets
Goodwill	3,528.8	3,286.6
Intangibles, net	1,088.0	1,033.8
Other non-current assets	330.6	331.2
Total other assets	4,947.4	4,651.6
Total assets	$6,759.6	$6,446.5
Liabilities and Equity
Current liabilities
Current maturities of short-term borrowings	$—	$9.3
Accounts payable	308.8	272.8
Employee compensation and benefits	111.9	116.2
Other current liabilities	567.5	496.8
Total current liabilities	988.2	895.1
Other liabilities
Long-term debt	1,580.1	1,638.7
Pension and other post-retirement compensation and benefits	56.5	61.6
Deferred tax liabilities	41.3	44.4
Other non-current liabilities	311.1	243.8
Total liabilities	2,977.2	2,883.6
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 163.6 and 164.8 issued at September 30, 2025 and December 31, 2024, respectively	1.7	1.7
Additional paid-in capital	1,351.8	1,501.7
Retained earnings	2,700.6	2,336.1
Accumulated other comprehensive loss	(271.7)	(276.6)
Total equity	3,782.4	3,562.9
Total liabilities and equity	$6,759.6	$6,446.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2025	September 30, 2024
Operating activities
Net income	$487.7	$459.0
Loss from discontinued operations, net of tax	—	0.2
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(0.8)	(1.7)
Depreciation	44.7	45.3
Amortization	42.4	40.4
Deferred income taxes	20.8	3.6
Loss on sale of business	26.3	—
Share-based compensation	27.3	26.3
Asset impairment and write-offs	48.5	9.3
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	56.7	66.2
Inventories	(45.7)	30.1
Other current assets	(35.8)	5.0
Accounts payable	31.2	7.3
Employee compensation and benefits	(9.4)	(8.0)
Other current liabilities	60.8	(19.7)
Other non-current assets and liabilities	9.3	17.1
Net cash provided by operating activities of continuing operations	764.0	680.4
Net cash used for operating activities of discontinued operations	—	(0.2)
Net cash provided by operating activities	764.0	680.2
Investing activities
Capital expenditures	(45.1)	(51.7)
Purchase of investments	(18.0)	—
Proceeds from sale of property and equipment	0.1	0.4
Payments upon the settlement of net investment hedges	—	(16.4)
Acquisitions, net of cash acquired	(292.2)	—
Other	0.9	(0.5)
Net cash used for investing activities	(354.3)	(68.2)
Financing activities
Net repayments of short-term borrowings	(9.3)	—
Net borrowings of revolving long-term debt	210.5	—
Repayments of long-term debt	(269.3)	(362.5)
Debt issuance costs	(2.2)	—
Shares issued to employees, net of shares withheld	(2.2)	16.8
Repurchases of ordinary shares	(175.0)	(100.0)
Dividends paid	(123.3)	(114.3)
Net cash used for financing activities	(370.8)	(560.0)
Effect of exchange rate changes on cash and cash equivalents	(29.2)	(4.2)
Change in cash and cash equivalents	9.7	47.8
Cash and cash equivalents, beginning of period	118.7	170.3
Cash and cash equivalents, end of period	$128.4	$218.1
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2024	164.8	$1.7	$1,501.7	$2,336.1	$(276.6)	$3,562.9
Net income	—	—	—	154.9	—	154.9
Other comprehensive income, net of tax	—	—	—	—	3.0	3.0
Dividends declared, $0.25 per share	—	—	—	(41.2)	—	(41.2)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	—	—	0.6	—	—	0.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(9.2)	—	—	(9.2)
Share-based compensation	—	—	12.6	—	—	12.6
Balance - March 31, 2025	164.5	$1.7	$1,455.7	$2,449.8	$(273.6)	$3,633.6
Net income	—	—	—	148.5	—	148.5
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Dividends declared, $0.25 per share	—	—	—	(41.0)	—	(41.0)
Share repurchases	(0.7)	—	(75.0)	—	—	(75.0)
Exercise of options, net of shares tendered for payment	0.2	—	(1.7)	—	—	(1.7)
Issuance of restricted shares, net of cancellations	(0.1)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	8.6	—	—	8.6
Balance - June 30, 2025	163.9	$1.7	$1,387.3	$2,557.3	$(274.1)	$3,672.2
Net income	—	—	—	184.3	—	184.3
Other comprehensive income, net of tax	—	—	—	—	2.4	2.4
Dividends declared, $0.25 per share	—	—	—	(41.0)	—	(41.0)
Share repurchases	(0.5)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.2	—	8.4	—	—	8.4
Share-based compensation	—	—	6.1	—	—	6.1
Balance - September 30, 2025	163.6	$1.7	$1,351.8	$2,700.6	$(271.7)	$3,782.4

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2023	165.3	$1.7	$1,593.6	$1,866.2	$(244.4)	$3,217.1
Net income	—	—	—	133.3	—	133.3
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Dividends declared, $0.23 per share	—	—	—	(38.2)	—	(38.2)
Exercise of options, net of shares tendered for payment	0.4	—	15.2	—	—	15.2
Issuance of restricted shares, net of cancellations	0.4	—	(4.0)	—	—	(4.0)
Shares surrendered by employees to pay taxes	(0.1)	—	(5.1)	—	—	(5.1)
Share-based compensation	—	—	7.9	—	—	7.9
Balance - March 31, 2024	166.0	$1.7	$1,607.6	$1,961.3	$(243.4)	$3,327.2
Net income	—	—	—	186.1	—	186.1
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Dividends declared, $0.23 per share	—	—	—	(38.1)	—	(38.1)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.1	—	3.7	—	—	3.7
Shares surrendered by employees to pay taxes	—	—	(0.5)	—	—	(0.5)
Share-based compensation	—	—	8.4	—	—	8.4
Balance - June 30, 2024	165.5	$1.7	$1,569.2	$2,109.3	$(247.3)	$3,432.9
Net income	—	—	—	139.6	—	139.6
Other comprehensive loss, net of tax	—	—	—	—	(3.2)	(3.2)
Dividends declared, $0.23 per share	—	—	—	(38.0)	—	(38.0)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.3	—	8.0	—	—	8.0
Shares surrendered by employees to pay taxes	—	—	(0.5)	—	—	(0.5)
Share-based compensation	—	—	10.0	—	—	10.0
Balance - September 30, 2024	165.2	$1.7	$1,536.7	$2,210.9	$(250.5)	$3,498.8
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

2.Revenue
We disaggregate our revenue from contracts with customers by reportable segment, geographic location and vertical market, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 15 for revenue disaggregated by reportable segment.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.S.	$703.9	$687.6	$2,236.0	$2,166.4
Western Europe	126.7	117.0	371.8	375.8
Developing (1)	130.6	129.9	375.8	391.9
Other Developed (2)	60.8	58.9	171.9	175.8
Consolidated net sales	$1,022.0	$993.4	$3,155.5	$3,109.9
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed primarily includes Australia and Canada.
Vertical market net sales information was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Residential	$568.3	$519.5	$1,796.0	$1,644.1
Commercial	257.6	282.7	781.8	864.9
Industrial	196.1	191.2	577.7	600.9
Consolidated net sales	$1,022.0	$993.4	$3,155.5	$3,109.9
Performance obligations
As of September 30, 2025, we had $102.4 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	September 30, 2025	December 31, 2024	$ Change	% Change
Contract assets	$61.2	$46.7	$14.5	31.0%
Contract liabilities	44.8	38.8	6.0	15.5%
Net contract assets	$16.4	$7.9	$8.5	107.6%
The $8.5 million increase in net contract assets from December 31, 2024 to September 30, 2025 was primarily the result of timing of milestone payments. Approximately 90% of our contract liabilities at December 31, 2024 were recognized in revenue in the first nine months of 2025.

3.Acquisitions
On September 17, 2025, as part of our Flow reportable segment, we completed the acquisition of Hydra-Stop, LLC for $292.2 million in cash, net of cash acquired, and subject to customary adjustments. The excess purchase price over tangible and identifiable intangible net assets acquired has been preliminarily allocated to goodwill in the amount of $166.6 million, all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired include $112.0 million of definite-lived customer relationships with an estimated useful life of 18 years and $6.2 million of definite-lived proprietary technology intangible assets with an estimated useful life of 7 years. The pro forma impact of the acquisition was not material.
4.     Share Plans
Total share-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restricted stock units	$3.8	$4.4	$11.0	$12.5
Stock options	0.6	1.3	4.1	4.0
Performance share units	1.7	4.3	12.2	9.8
Total share-based compensation expense	$6.1	$10.0	$27.3	$26.3
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
During the nine months ended September 30, 2025, we initiated and continued execution of activities associated with our Transformation Program as well as initiated and continued certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring and Transformation Program initiatives included a reduction in hourly and salaried headcount of approximately 230 employees during the nine months ended September 30, 2025.
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restructuring Initiatives
Severance and related costs	$—	$17.4	$20.3	$26.8
Other restructuring costs and related adjustments (1)	1.1	10.9	6.0	11.8
Total restructuring costs	1.1	28.3	26.3	38.6
Transformation Program
Severance and related costs	—	—	—	0.7
Asset impairment and write-offs	0.7	2.8	16.2	2.8
Other transformation costs (2)	10.8	12.6	32.4	40.7
Total transformation costs	11.5	15.4	48.6	44.2
Total restructuring and transformation costs	$12.6	$43.7	$74.9	$82.8
(1) Other restructuring costs and related adjustments primarily consist of certain accruals and related refinements as well as various contract termination costs, asset impairments and inventory write-offs associated with business and product line exits.

(2) Other transformation costs primarily consist of professional services and project management related costs.
Restructuring and transformation costs by reportable segment as well as Corporate and other were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Flow	$(1.4)	$6.0	$17.1	$11.0
Water Solutions	0.9	16.2	10.7	17.7
Pool	2.8	4.7	11.8	10.1
Corporate and other	10.3	16.8	35.3	44.0
Total restructuring and transformation costs	$12.6	$43.7	$74.9	$82.8
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2025:

In millions	September 30, 2025
Beginning balance	$18.7
Costs incurred	20.3
Cash payments and other	(26.1)
Ending balance	$12.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
6.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$184.3	$139.6	$487.7	$459.0
Net income from continuing operations	$184.3	$139.6	$487.7	$459.2
Weighted average ordinary shares outstanding
Basic	163.8	165.6	164.4	165.7
Dilutive impact of stock options, restricted stock units and performance share units	1.3	1.4	1.3	1.5
Diluted	165.1	167.0	165.7	167.2
Earnings per ordinary share
Basic
Continuing operations	$1.13	$0.84	$2.97	$2.77
Discontinued operations	—	—	—	—
Basic earnings per ordinary share	$1.13	$0.84	$2.97	$2.77
Diluted
Continuing operations	$1.12	$0.84	$2.94	$2.75
Discontinued operations	—	—	—	—
Diluted earnings per ordinary share	$1.12	$0.84	$2.94	$2.75
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.1	0.1	0.1	0.2
7.    Accounts Receivable
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
Activity related to our allowance for credit losses is summarized as follows for the nine months ended September 30, 2025:

In millions	September 30, 2025
Beginning balance	$9.1
Bad debt benefit	(1.9)
Write-offs, net of recoveries	(0.7)
Other (1)	0.2
Ending balance	$6.7
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Supplemental Balance Sheet Information

In millions	September 30, 2025	December 31, 2024
Inventories
Raw materials and supplies	$320.4	$315.8
Work-in-process	89.9	88.4
Finished goods	229.4	206.7
Total inventories	$639.7	$610.9
Other current assets
Cost in excess of billings	$61.2	$46.7
Prepaid expenses	79.8	51.0
Other current assets	14.4	43.6
Total other current assets	$155.4	$141.3
Property, plant and equipment, net
Land and land improvements	$33.0	$31.3
Buildings and leasehold improvements	237.1	217.9
Machinery and equipment	709.6	675.8
Capitalized software	99.1	92.2
Construction in progress	43.6	51.1
Total property, plant and equipment	1,122.4	1,068.3
Accumulated depreciation and amortization	755.3	709.5
Total property, plant and equipment, net	$367.1	$358.8
Other non-current assets
Right-of-use lease assets	$108.1	$116.1
Deferred income taxes	130.2	129.6
Deferred compensation plan assets	31.4	29.4
Other non-current assets	60.9	56.1
Total other non-current assets	$330.6	$331.2
Other current liabilities
Dividends payable	$41.0	$41.2
Accrued warranty	69.1	67.2
Accrued rebates and incentives	202.2	176.7
Accrued freight	15.3	18.4
Billings in excess of cost	37.9	33.8
Current lease liability	26.1	26.3
Income taxes payable	38.6	28.8
Accrued restructuring	12.9	18.7
Interest payable	11.6	5.5
Other current liabilities	112.8	80.2
Total other current liabilities	$567.5	$496.8
Other non-current liabilities
Long-term lease liability	$86.7	$92.8
Income taxes payable	6.2	8.1
Self-insurance liabilities	59.1	55.6
Deferred compensation plan liabilities	31.4	29.4
Foreign currency and interest rate contract liabilities	88.3	16.3
Other non-current liabilities	39.4	41.6
Total other non-current liabilities	$311.1	$243.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2024	Acquisitions	Foreign Currency Translation	September 30, 2025
Flow	$730.4	$166.6	$62.1	$959.1
Water Solutions	1,392.7	—	13.5	1,406.2
Pool	1,163.5	—	—	1,163.5
Total goodwill	$3,286.6	$166.6	$75.6	$3,528.8
Identifiable intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,163.9	$(373.5)	$790.4	$1,146.5	$(400.2)	$746.3
Proprietary technology and patents	82.3	(39.8)	42.5	88.8	(48.4)	40.4
Total definite-life intangibles	1,246.2	(413.3)	832.9	1,235.3	(448.6)	786.7
Indefinite-life intangibles
Trade names	255.1	—	255.1	247.1	—	247.1
Total intangibles	$1,501.3	$(413.3)	$1,088.0	$1,482.4	$(448.6)	$1,033.8
Identifiable intangible asset amortization expense was $13.9 million and $13.5 million for the three months ended September 30, 2025 and 2024, and $42.4 million and $40.4 million for the nine months ended September 30, 2025 and 2024, respectively.
An impairment charge of $30.9 million was recorded during the nine months ended September 30, 2025 related to the write-off of a definite-lived customer relationship intangible asset as a result of a business exit within our Water Solutions segment during the second quarter of 2025. The impairment charge was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. No impairment was recognized for identifiable intangible assets for the three months ended September 30, 2025 and the three and nine months ended September 30, 2024.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2025 and the next five years is as follows:

	Q4
	2025	2026	2027	2028	2029	2030
Estimated amortization expense	$15.7	$61.5	$60.2	$57.6	$57.1	$56.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2025	Maturity Year	September 30, 2025	December 31, 2024
Revolving credit facility (Senior Credit Facility)	5.268%	2030	$220.0	$9.5
Term Loan Facility	5.502%	2027	575.0	825.0
Senior notes - fixed rate (1)	N/A	2025	—	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Other	N/A	2025	—	9.3
Unamortized debt issuance costs and discounts	N/A	N/A	(14.9)	(15.1)
Total debt			1,580.1	1,648.0
Less: Current maturities of short-term borrowings			—	9.3
Long-term debt			$1,580.1	$1,638.7
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
As of September 30, 2025, total availability under the Senior Credit Facility was $680.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of September 30, 2025, the remaining obligation of $575.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at September 30, 2025. Borrowings under these credit facilities bear interest at variable rates.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We have no senior notes maturing in the next twelve months.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2025 matures on a calendar year basis as follows:

	Q4
In millions	2025	2026	2027	2028	2029	2030	Thereafter	Total
Contractual debt obligation maturities	$—	$—	$575.0	$—	$400.0	$220.0	$400.0	$1,595.0
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
At September 30, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $51.8 million. At December 31, 2024, there were no outstanding foreign currency derivative contracts. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At September 30, 2025 and December 31, 2024, we had outstanding cross currency swap agreements with a combined notional amount of $816.6 million and $728.5 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $87.9 million and $13.8 million at September 30, 2025 and December 31, 2024, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
On October 3, 2025, we entered into a new cross currency swap agreement with a notional amount of €212 million, designated as a cash flow hedge, which will hedge the cash flows related to foreign currency exchange rate fluctuations on intercompany debt.
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable-rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable-rate debt. As of September 30, 2025, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges.
Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. We had an unrealized loss of $0.1 million at September 30, 2025 and an unrealized gain of $1.9 million at December 31, 2024, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2025		December 31, 2024
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$795.0	$795.0	$843.8	$843.8
Fixed rate debt	800.0	826.4	819.3	814.3
Total debt	$1,595.0	$1,621.4	$1,663.1	$1,658.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract liabilities	$—	$(0.1)	$—	$—	$(0.1)
Foreign currency contract assets	—	0.1	—	—	0.1
Foreign currency contract liabilities	—	(88.2)	—	—	(88.2)
Deferred compensation plan assets	14.7	—	—	16.7	31.4
Contingent earn-out liabilities	—	—	(8.0)	—	(8.0)
Total recurring fair value measurements	$14.7	$(88.2)	$(8.0)	$16.7	$(64.8)
Nonrecurring fair value measurements (1)
(1) During the nine months ended September 30, 2025, we recorded an impairment charge on a definite-lived customer relationship intangible asset of $30.9 million. We determined the value using unobservable inputs and wrote the balance of the definite-lived intangible asset to zero. The impairment charge was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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
On December 2, 2024, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”). In conjunction with the acquisition, we recorded an estimated fair value of $8.0 million of contingent earn-out liabilities, which are considered Level 3 under our fair value hierarchy. The recorded fair value of the associated contingent earn-out liabilities was reviewed as of September 30, 2025, with no further change in fair value. The fair value of the contingent earn-out liabilities will be re-measured for each reporting period until resolution of the contingent earn-out payments, and any resulting changes to fair value would be recorded in earnings.
12.    Income Taxes
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
The effective income tax rate for the nine months ended September 30, 2025 was 14.8%, compared to 14.1% for the nine months ended September 30, 2024. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $6.5 million and $6.0 million at September 30, 2025 and December 31, 2024, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. For the nine months ended September 30, 2025 and September 30, 2024, the impact of Pillar Two on our condensed consolidated financial statements was not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

On July 4, 2025, the U.S. enacted H.R.1 – One Big Beautiful Bill Act (the “Act”). The Act contains numerous income tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. For the nine months ended September 30, 2025, the impact of the Act on our condensed consolidated financial statements was not material.

13.    Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service cost	$0.3	$0.4	$0.9	$1.2
Interest cost	1.0	1.0	3.0	3.0
Expected return on plan assets	(0.2)	(0.1)	(0.6)	(0.3)
Net periodic benefit expense	$1.1	$1.3	$3.3	$3.9
Components of net periodic benefit expense for our other post-retirement plans for the three and nine months ended September 30, 2025 and 2024 were not material.

14.    Shareholders’ Equity
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. The authorization expires on December 31, 2025. During the nine months ended September 30, 2025, we repurchased 1.8 million of our ordinary shares for $175.0 million. As of September 30, 2025, we had $275.0 million available for share repurchases under this authorization.
Dividends payable
On September 22, 2025, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 7, 2025 to shareholders of record at the close of business on October 24, 2025. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $41.0 million at September 30, 2025, compared to $41.2 million at December 31, 2024.
15.    Segment Information
We are comprised of three reportable segments: Flow, Water Solutions and Pool. We evaluate performance based on net sales and reportable segment income and use certain ratios, particularly return on sales, to measure performance of our reportable segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Reportable segment income represents operating income of each reportable segment inclusive of equity income of unconsolidated subsidiaries and exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items. “Corporate and other” activity primarily consists of corporate expenses not allocated to the segments, including executive office, board of directors, and centrally managed corporate functional or shared service costs related to finance, human resources, communications and corporate development. These activities do not meet the criteria for a stand-alone reportable segment under accounting standards codification (“ASC”) 280.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial information by reportable segment as well as a reconciliation of reportable segment income to consolidated income from continuing operations before income taxes is as follows:

	September 30, 2025	December 31, 2024
In millions	Identifiable assets (1)
Flow	$2,005.3	$1,590.7
Water Solutions	2,574.5	2,613.5
Pool	1,749.8	1,801.3
Reportable segment total	6,329.6	6,005.5
Corporate and other	430.0	441.0
Consolidated	$6,759.6	$6,446.5
(1) All cash and cash equivalents are included in “Corporate and other.”

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
In millions	Capital expenditures
Flow	$4.9	$4.4	$11.8	$11.6
Water Solutions	4.0	3.7	9.7	18.6
Pool	8.0	3.9	18.2	12.1
Reportable segment total	16.9	12.0	39.7	42.3
Corporate and other	0.5	3.4	5.4	9.4
Consolidated	$17.4	$15.4	$45.1	$51.7

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
In millions	Depreciation
Flow	$5.2	$5.4	$15.6	$16.2
Water Solutions	3.9	4.1	11.9	12.9
Pool	4.1	3.5	10.8	9.8
Reportable segment total	13.2	13.0	38.3	38.9
Corporate and other	2.1	1.9	6.4	6.4
Consolidated	$15.3	$14.9	$44.7	$45.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Three months ended September 30, 2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$394.0	$273.3	$354.3	$1,021.6
Reconciliation of consolidated net sales
Corporate and other				0.4
Total consolidated net sales				$1,022.0

Cost of goods sold (1)(3)	(240.7)	(165.9)	(195.5)
Operating expenses (1)(2)(3)	(58.0)	(39.0)	(42.6)
Reportable segment income	$95.3	$68.4	$116.2	$279.9
Corporate and other				(17.3)
Restructuring and other				(0.2)
Transformation costs				(10.8)
Asset impairment and write-offs				(1.5)
Deal-related costs and expenses				(4.1)
Intangible amortization				(13.9)
Interest expense, net				(14.4)
Other expense				(1.0)
Income from continuing operations before income taxes				$216.7

Three months ended September 30, 2024
In millions	Flow	Water Solutions	Pool	Total
Net sales	$372.2	$289.5	$331.4	$993.1
Reconciliation of consolidated net sales
Corporate and other				0.3
Total consolidated net sales				$993.4

Cost of goods sold (1)(3)	(235.0)	(180.8)	(181.4)
Operating expenses (1)(2)(3)	(54.4)	(44.3)	(37.3)
Reportable segment income	$82.8	$64.4	$112.7	$259.9
Corporate and other				(20.7)
Restructuring and other				(23.4)
Transformation costs				(12.6)
Asset impairment and write-offs				(8.5)
Legal accrual adjustments and settlements				(0.7)
Intangible amortization				(13.5)
Interest expense, net				(19.8)
Other expense				(0.5)
Income from continuing operations before income taxes				$160.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Nine months ended September 30, 2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$1,159.2	$829.8	$1,165.4	$3,154.4
Reconciliation of consolidated net sales
Corporate and other				1.1
Total consolidated net sales				$3,155.5

Cost of goods sold (1)(3)	(715.8)	(507.5)	(638.3)
Operating expenses (1)(2)(3)	(171.4)	(123.0)	(132.2)
Reportable segment income	$272.0	$199.3	$394.9	$866.2
Corporate and other				(64.4)
Restructuring and other				(21.1)
Transformation costs				(32.4)
Asset impairment and write-offs				(48.5)
Loss on sale of business				(26.3)
Deal-related costs and expenses				(4.1)
Intangible amortization				(42.4)
Interest expense, net				(52.0)
Other expense				(2.9)
Income from continuing operations before income taxes				$572.1

Nine months ended September 30, 2024
In millions	Flow	Water Solutions	Pool	Total
Net sales	$1,153.3	$873.1	$1,082.4	$3,108.8
Reconciliation of consolidated net sales
Corporate and other				1.1
Total consolidated net sales				$3,109.9

Cost of goods sold (1)(3)	(732.1)	(547.1)	(604.4)
Operating expenses (1)(2)(3)	(176.7)	(133.1)	(120.9)
Reportable segment income	$244.5	$192.9	$357.1	$794.5
Corporate and other				(66.6)
Restructuring and other				(33.9)
Transformation costs				(41.4)
Asset impairment and write-offs				(9.3)
Legal accrual adjustments and settlements				7.5
Intangible amortization				(40.4)
Interest expense, net				(73.4)
Other expense				(2.5)
Income from continuing operations before income taxes				$534.5
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
16.    Commitments and Contingencies
Warranties
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.
The changes in the carrying amount of service and product warranties from continuing operations for the nine months ended September 30, 2025 were as follows:

In millions	September 30, 2025
Beginning balance	$67.2
Service and product warranty provision	34.4
Payments	(33.3)
Foreign currency translation	0.8
Ending balance	$69.1
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
As of September 30, 2025 and December 31, 2024, the outstanding value of bonds, letters of credit and bank guarantees totaled $105.1 million and $102.1 million, respectively.

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
Overview
The terms “us,” “we,” “our” or “Pentair” refer to Pentair plc and its consolidated subsidiaries. At Pentair, we believe the health of our world depends on reliable access to clean water. We deliver a comprehensive range of smart, sustainable water solutions to homes, businesses and industries around the world. Our industry-leading and proven portfolio of solutions enables our customers to access clean, safe water; reduce water consumption; and recover and reuse water. Whether it’s moving, improving or helping people enjoy water, we help manage life’s most essential resource. We are comprised of three reportable segments: Flow, Water Solutions and Pool. For the first nine months of 2025, the Flow, Water Solutions and Pool reportable segments represented approximately 37%, 26% and 37% of total consolidated net sales, respectively. We classify our operations into reportable segments based primarily on types of products offered and markets served:
•Flow — The focus of this segment is to deliver water where it is needed, when it is needed, more efficiently and to transform waste into value. This segment designs, manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, specialty insertion valves, line stop fittings and installation equipment, water disposal pumps, water supply pumps, fluid transfer pumps, turbine pumps, solid handling pumps and agricultural spray nozzles, while serving the global residential, commercial and industrial markets. These products and systems are used in a range of applications, including fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray.
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
On September 17, 2025, as part of our Flow reportable segment, we completed the acquisition of Hydra-Stop, LLC (“Hydra-Stop”) for $292.2 million in cash, net of cash acquired, and subject to customary adjustments. Hydra-Stop manufactures specialty insertion valves, line stop fittings and installation equipment.
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
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in the first nine months of 2025 and are reasonably likely to impact our results in the future:
•We have a Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2024 and the first nine months of 2025, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, sourcing excellence, operations excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to continue to incur transformation costs throughout the remainder of 2025 and beyond.
•During 2024 and the first nine months of 2025, we implemented 80/20 guiding principles to enable our Transformation Program. This 80/20 analysis is expected to create value by focusing on key customers and products through quadrant-based strategies. We expect the analysis to result in actions to improve operating performance by driving growth with our highest value customers, reducing lower margin sales and removing complexity in the future.
•During 2024 and the first nine months of 2025, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2025 and to drive margin growth.
•During 2024 and the first nine months of 2025, we experienced inflationary cost increases for certain raw materials as well as logistics and transportation costs. The ongoing volatile market for commodities has the potential to continue to drive price increases in our supply chain. In addition, the current U.S. administration has implemented tariffs and has announced the possibility of implementing additional, or increasing current, tariffs. We expect these actions and reactionary tariff adjustments by other countries to continue to impact our business and contribute to inflationary cost increases. As a result, we have taken actions to mitigate the impact of tariffs such as pricing increases, inventory pre-buys and supply chain optimization actions, which may continue going forward. In addition, our Transformation Program initiatives are intended to improve productivity and offset cost increases. We anticipate supply chain pressures as well as inflationary cost increases due to these tariffs and any resulting impact on macroeconomic conditions and our business to continue throughout the remainder of 2025.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2025 and 2024 were as follows:

	Three months ended
In millions	September 30, 2025	September 30, 2024	$ Change	% / Point Change
Net sales	$1,022.0	$993.4	$28.6	2.9%
Cost of goods sold	603.4	600.2	3.2	0.5%
Gross profit	418.6	393.2	25.4	6.5%
% of net sales	41.0%	39.6%		1.4	pts

Selling, general and administrative	162.2	190.4	(28.2)	(14.8)%
% of net sales	15.9%	19.2%		(3.3)	pts
Research and development	24.7	22.9	1.8	7.9%
% of net sales	2.4%	2.3%		0.1	pts

Operating income	231.7	179.9	51.8	28.8%
% of net sales	22.7%	18.1%		4.6	pts

Other expense (income)	0.6	(0.1)	0.7	N.M.
Net interest expense	14.4	19.8	(5.4)	(27.3)%

Income from continuing operations before income taxes	216.7	160.2	56.5	35.3%
Provision for income taxes	32.4	20.6	11.8	57.3%
Effective tax rate	15.0%	12.9%		2.1	pts
N.M. = Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended
In millions	September 30, 2025	September 30, 2024	$ Change	% / Point Change
Net sales	$3,155.5	$3,109.9	$45.6	1.5%
Cost of goods sold	1,877.0	1,888.7	(11.7)	(0.6)%
Gross profit	1,278.5	1,221.2	57.3	4.7%
% of net sales	40.5%	39.3%		1.2	pts

Selling, general and administrative expenses	552.6	540.7	11.9	2.2%
% of net sales	17.5%	17.4%		0.1	pts
Research and development expenses	73.4	71.8	1.6	2.2%
% of net sales	2.3%	2.3%		—	pts

Operating income	652.5	608.7	43.8	7.2%
% of net sales	20.7%	19.6%		1.1	pts

Loss on sale of business	26.3	—	26.3	N.M.
Other expense	2.1	0.8	1.3	N.M.
Net interest expense	52.0	73.4	(21.4)	(29.2)%

Income from continuing operations before income taxes	572.1	534.5	37.6	7.0%
Provision for income taxes	84.4	75.3	9.1	12.1%
Effective tax rate	14.8%	14.1%		0.7	pts
N.M. = Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
	over the prior year period	over the prior year period
Volume	(0.5)%	(2.1)%
Price	3.8	3.4
Core growth	3.3	1.3
Acquisition/Divestitures	(1.4)	(0.1)
Currency	1.0	0.3
Total	2.9%	1.5%
The 2.9 and 1.5 percent increases in net sales in the third quarter and first nine months, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices across all of our segments to mitigate inflationary cost increases;
•favorable foreign currency effects compared to the same periods of the prior year;
•increased sales volume in our commercial and industrial businesses in our Flow segment compared to the third quarter of the prior year; and
•increased sales volume within our Pool segment due to higher demand compared to the same periods of the prior year.

These increases were partially offset by:
•decreased sales volume within our Water Solutions segment compared to the same periods of the prior year;
•decreased sales volume within our Flow segment compared to the first nine months of the prior year; and
•business exits during the fourth quarter of 2024 and second quarter of 2025 in our residential and commercial businesses of our Water Solutions segment.
Gross profit
The 1.4 and 1.2 percentage point increases in gross profit as a percentage of net sales in the third quarter and first nine months, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices across all our segments to mitigate inflationary cost increases;
•increased productivity in our Flow and Water Solutions segments mainly driven by transformation initiatives; and
•asset impairment and write-offs of $1.1 million in the third quarter of 2025, compared to $2.8 million in the third quarter of 2024.
These increases were partially offset by:
•inflationary cost increases, including higher tariffs, certain raw materials and labor costs; and
•asset impairment and write-offs of $16.6 million in the first nine months of 2025, compared to $3.5 million in the first nine months of 2024.
Selling, general and administrative expenses (“SG&A”)
The 3.3 percentage point decrease in SG&A as a percentage of net sales in the third quarter of 2025 from 2024 was primarily driven by:
•restructuring and other costs of $4.3 million in the third quarter of 2025, compared to $23.4 million in the third quarter of 2024;
•transformation costs of $10.8 million in the third quarter of 2025, compared to $12.6 million in the third quarter of 2024; and
•asset impairment charges of $0.4 million in the third quarter of 2025, compared to $5.7 million in the third quarter of 2024.

The 0.1 percentage point increase in SG&A as a percentage of net sales in the first nine months of 2025 from 2024 was primarily driven by:
•an impairment charge of $30.9 million related to the write-off of a definite-lived customer relationship intangible asset as a result of a business exit within our Water Solutions segment during the second quarter of 2025.
This increase was partially offset by:
•restructuring and other costs of $29.8 million in the first nine months of 2025, compared to $33.9 million in the first nine months of 2024; and
•transformation costs of $32.6 million in the first nine months of 2025, compared to $41.4 million in the first nine months of 2024.
Net interest expense
The 27.3 and 29.2 percent decreases in net interest expense in the third quarter and first nine months, respectively, of 2025 from 2024 were primarily driven by:
•lower debt levels compared to the same periods of the prior year; and
•lower interest rates in the third quarter of 2025 compared to the third quarter of 2024.

Provision for income taxes
The 2.1 and 0.7 percentage point increases in the effective tax rate in the third quarter and first nine months, respectively, of 2025 from 2024 were primarily driven by:
•the unfavorable mix of global earnings; and
•a decrease in the amount of favorable discrete items in 2025 compared to 2024.
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
Flow
The net sales and segment income for Flow were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2025	September 30, 2024	% / Point Change		September 30, 2025	September 30, 2024	% / Point Change
Net sales	$394.0	$372.2	5.9%		$1,159.2	$1,153.3	0.5%
Segment income	95.3	82.8	15.1%		272.0	244.5	11.2%
% of net sales	24.2%	22.2%	2.0	pts	23.5%	21.2%	2.3	pts
Net sales
The components of the change in Flow net sales from the prior period were as follows:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
	over the prior year period	over the prior year period
Volume	0.4%	(3.1)%
Price	3.2	2.8
Core growth	3.6	(0.3)
Acquisition/Divestiture	0.4	0.1
Currency	1.9	0.7
Total	5.9%	0.5%
The 5.9 and 0.5 percent increases in net sales for Flow in the third quarter and first nine months, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices to mitigate inflationary cost increases;
•favorable foreign currency effects compared to the same periods of the prior year;
•increased sales volume in our commercial and industrial businesses compared to the third quarter of the prior year; and
•increased sales due to the acquisition of Hydra-Stop completed in the third quarter of 2025.
These increases were partially offset by:
•decreased sales volume compared to the first nine months of the prior year.

Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	3.7	pts	3.0	pts
Currency	—		0.1
Inflation	(3.8)		(3.0)
Productivity	2.1		2.2
Total	2.0	pts	2.3	pts
The 2.0 and 2.3 percentage point increases in segment income for Flow as a percentage of net sales in the third quarter and first nine months, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity mainly driven by transformation initiatives.
These increases were partially offset by:
•inflationary cost increases, including higher tariffs and certain raw materials.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2025	September 30, 2024	% / Point Change		September 30, 2025	September 30, 2024	% / Point Change
Net sales	$273.3	$289.5	(5.6)%		$829.8	$873.1	(5.0)%
Segment income	68.4	64.4	6.2%		199.3	192.9	3.3%
% of net sales	25.0%	22.2%	2.8	pts	24.0%	22.1%	1.9	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
	over the prior year period	over the prior year period
Volume	(4.6)%	(5.6)%
Price	5.1	3.3
Core growth	0.5	(2.3)
Acquisition/Divestiture	(6.8)	(3.0)
Currency	0.7	0.3
Total	(5.6)%	(5.0)%
The 5.6 and 5.0 percent decreases in net sales for Water Solutions in the third quarter and first nine months, respectively, of 2025 from 2024 were primarily driven by:
•decreased sales volume compared to the same periods of the prior year; and
•business exits during the fourth quarter of 2024 and second quarter of 2025 in our residential and commercial businesses.
These decreases were partially offset by:
•increased selling prices to mitigate inflationary cost increases; and

•favorable foreign currency effects compared to the same periods of the prior year.
Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	4.3	pts	2.4	pts
Currency	0.2		0.1
Inflation	(4.2)		(3.4)
Productivity	2.5		2.8
Total	2.8	pts	1.9	pts
The 2.8 and 1.9 percentage point increases in segment income for Water Solutions as a percentage of net sales in the third quarter and first nine months, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity mainly driven by transformation initiatives.
This increases were partially offset by:
•inflationary cost increases, including higher tariffs and certain raw materials.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2025	September 30, 2024	% / Point Change		September 30, 2025	September 30, 2024	% / Point Change
Net sales	$354.3	$331.4	6.9%		$1,165.4	$1,082.4	7.7%
Segment income	116.2	112.7	3.1%		394.9	357.1	10.6%
% of net sales	32.8%	34.0%	(1.2)	pts	33.9%	33.0%	0.9	pts
Net sales
The components of the change in Pool net sales from the prior period were as follows:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
	over the prior year period	over the prior year period
Volume	2.4%	1.7%
Price	3.2	4.0
Core growth	5.6	5.7
Acquisition/Divestiture	1.3	1.9
Currency	—	0.1
Total	6.9%	7.7%
The 6.9 and 7.7 percent increases in net sales for Pool in the third quarter and first nine months, respectively, of 2025 from 2024 were primarily driven by:
•increased selling prices to mitigate inflationary cost increases;
•increased sales volume due to higher demand compared to the same periods of the prior year; and
•increased sales due to the acquisition of G & F Manufacturing completed in the fourth quarter of 2024.

Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	4.2	pts	3.4	pts
Currency	(0.1)		0.1
Inflation	(3.1)		(2.6)
Productivity	(2.2)		—
Total	(1.2)	pts	0.9	pts
The 1.2 percentage point decrease in segment income for Pool as a percentage of net sales in the third quarter of 2025 from 2024 was primarily driven by:
•inflationary cost increases, including higher tariffs, certain raw materials and labor costs; and
•decreased productivity due to investments in growth initiatives.
This decrease was partially offset by:
•increased selling prices to mitigate impacts of inflation.
The 0.9 percentage point increase in segment income for Pool as a percentage of net sales in the first nine months of 2025 from 2024 was primarily driven by:
•increased selling prices to mitigate impacts of inflation.
This increase was partially offset by:
•inflationary cost increases, including higher tariffs, certain raw materials and labor costs.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2025 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter as the seasonality of our businesses peaked and generated significant cash to fund our operations. We continued to generate significant cash to fund our operations in the third quarter of 2025.
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

Summary of cash flows

	Nine months ended
In millions	September 30, 2025	September 30, 2024
Net cash provided by (used for):
Operating activities of continuing operations	$764.0	$680.4
Investing activities	(354.3)	(68.2)
Financing activities	(370.8)	(560.0)
Operating activities
Net cash provided by operating activities of continuing operations in the first nine months of 2025 primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization, share-based compensation, loss on sale of business, deferred income taxes and asset impairment, of $697.7 million. Additionally, we had a cash inflow of $57.8 million as a result of changes in net working capital, primarily due to decreased accounts receivable and increased accounts payable balances. The decrease in accounts receivable was attributed to an increase in cash collections during the period. The increased accounts payable balance was primarily due to the general timing of vendor payments during the first nine months of 2025.
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
Investing activities
Net cash used for investing activities in the first nine months of 2025 primarily reflects net cash paid of $292.2 million for the Hydra-Stop acquisition, capital expenditures of $45.1 million and the purchase of investments of $18.0 million.
Net cash used for investing activities in the first nine months of 2024 primarily reflects capital expenditures of $51.7 million and cash paid upon the settlement of net investment hedges of $16.4 million.
Financing activities
Net cash used for financing activities in the first nine months of 2025 primarily relates to the repayment of $250.0 million of the remaining principal under the Term Loan Facility, a $19.3 million repayment of senior notes, share repurchases of $175.0 million and dividend payments of $123.3 million, partially offset by net borrowings of revolving long-term debt of $210.5 million.
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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2025	September 30, 2024
Net cash provided by operating activities of continuing operations	$764.0	$680.4
Capital expenditures of continuing operations	(45.1)	(51.7)
Proceeds from sale of property and equipment of continuing operations	0.1	0.4
Free cash flow from continuing operations	719.0	629.1
Net cash used for operating activities of discontinued operations	—	(0.2)
Free cash flow	$719.0	$628.9
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
As of September 30, 2025, total availability under the Senior Credit Facility was $680.0 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of September 30, 2025, the remaining obligation of $575.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $20.9 million, of which there were no outstanding borrowings at September 30, 2025. Borrowings under these credit facilities bear interest at variable rates.
We have no senior notes maturing in the next twelve months.
As of September 30, 2025, we had $78.3 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. During the nine months ended September 30, 2025, we repurchased 1.8 million of our ordinary shares for $175.0 million. As of September 30, 2025, we had $275.0 million available for share repurchases under this authorization.
Dividends payable
On September 22, 2025, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 7, 2025 to shareholders of record at the close of business on October 24, 2025. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $41.0 million at September 30, 2025, compared to $41.2 million at December 31, 2024.
We paid dividends in the first nine months of 2025 of $123.3 million, or $0.75 per ordinary share compared with $114.3 million, or $0.69 per ordinary share, in the prior year period.
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

The following table presents summarized financial information as of September 30, 2025 and December 31, 2024 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company Guarantor and the Subsidiary Issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	September 30, 2025	December 31, 2024
Current assets (1)	$25.7	$1.3
Noncurrent assets (2)	2,843.0	2,551.7
Current liabilities (3)	2,563.4	1,893.1
Noncurrent liabilities (4)	1,866.5	1,828.6
(1) No assets due from non-guarantor subsidiaries were included as of September 30, 2025 and December 31, 2024, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,843.0 million and $2,547.3 million as of September 30, 2025 and December 31, 2024, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $2,505.3 million and $1,843.0 million as of September 30, 2025 and December 31, 2024, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $169.9 million and $151.5 million as of September 30, 2025 and December 31, 2024, respectively.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2025. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 26	107	$103.64	—	$325,002,438
July 27 - August 23	393,353	104.47	387,858	284,502,994
August 24 - September 30	88,213	108.70	87,407	275,002,489
Total	481,673		475,265
(a)The purchases in this column include 107 shares for the period July 1 - July 26, 5,495 shares for the period July 27 - August 23 and 806 shares for the period August 24 - September 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million. This authorization expires on December 31, 2025. As of September 30, 2025, we had $275.0 million remaining availability for repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 5.    OTHER INFORMATION
(c)During the third quarter of 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below.

			(a)	(b)
Name and Title	Action Taken	Date	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Shares to be Sold
Philip M. Rolchigo, Ph.D., EVP and Chief Technology Officer	Adoption	08/04/2025	Rule 10b5-1 trading arrangement	02/27/2026	Up to 6,493 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement
(a)    Each trading arrangement marked as a Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(b)    Each trading arrangement permits transactions through and including the earlier to occur of the completion of all sales under the trading arrangement or the date listed in the table.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2025

10.1	Form of Key Executive Employment and Severance Agreement for Lance Bonner.
22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 21, 2025.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President and Chief Financial Officer

By	/s/ Jennifer M. Hensley
Jennifer M. Hensley
Senior Vice President, Chief Accounting Officer and Controller