Form 10-K
period 2025-12-31
PENTAIR plc
filed 2026-02-24
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $102.66 per share as reported on the New York Stock Exchange on June 30, 2025 (the last business day of Registrant’s most recently completed second quarter): $16,631,780,229.
The number of shares outstanding of Registrant’s only class of common stock on December 31, 2025 was 163,235,706.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant’s definitive proxy statement for its annual general meeting to be held on May 5, 2026, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2025

PART I

ITEM 1.    BUSINESS
Unless the context otherwise indicates, references herein to “Pentair,” the “Company,” and such words as “we,” “us,” and “our” include Pentair plc and its consolidated subsidiaries.
GENERAL
At Pentair, we help the world sustainably move, improve and enjoy water, life’s most essential resource. From our residential and commercial water solutions to industrial water management and everything in between, Pentair is an S&P 500 company focused on smart, sustainable water solutions that help our planet and people thrive.
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
On September 17, 2025, as part of our Flow reportable segment, we completed the acquisition of Hydra-Stop, LLC (“Hydra-Stop”) for $292.1 million in cash, net of cash acquired, and subject to customary adjustments. Hydra-Stop manufactures specialty insertion valves, line stop fittings and installation equipment.
In December 2024, as part of our Pool reportable segment, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”) for $116.0 million in cash, net of cash acquired. The net purchase price was comprised of an upfront cash payment of $108.0 million, and the estimated fair value at the acquisition date of a contingent earn-out liability based upon the achievement of certain defined operating results in the two years following the acquisition. G & F Manufacturing manufactures and services pool heat pumps.
Our registered principal office is located at Regal House, 70 London Road, Twickenham, London, TW13QS United Kingdom. Our management office in the United States (“U.S.”) is located at 5500 Wayzata Boulevard, Suite 900, Golden Valley, Minnesota.
BUSINESS AND PRODUCTS
Pentair is comprised of three reportable segments: Flow, Water Solutions and Pool. The discussions below refer to the Company’s reportable segment composition and business activities as of and prior to December 31, 2025. Effective January 1, 2026, we reorganized the composition of our Flow and Water Solutions reportable segments to move our residential and irrigation flow business from our Flow segment to our Water Solutions segment. For further detail on the changes to the Flow and Water Solutions segments as a result of the revised segmentation effective January 1, 2026, refer to the discussion titled “2026 Segment Structure” below. Additional information regarding this revised segmentation is found under the section titled “2026 Revised Segmentation.”
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
For the fiscal year ended December 31, 2025, our residential and irrigation flow businesses, which sell pumps focused on residential and agriculture, comprised approximately 36% of Flow sales. Another approximately 30% of Flow sales were from the commercial and infrastructure flow businesses, which sell larger pumps focused on fire suppression, water supply, wastewater and flood control. The remaining approximately 34% of Flow sales were from the industrial solutions business, comprised of applications focused on industrial process and air filtration and sustainable gas.
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
2026 Segment Structure
Effective January 1, 2026, we moved our residential and irrigation flow business from our Flow segment to our Water Solutions segment. As a result, the products previously within the residential and irrigation flow business are now part of the Water Solutions reportable segment. These products, including fluid transfer pumps, agricultural spray nozzles, as well as certain water disposal and water supply pumps, are used in various applications such as circulation and transfer, agricultural irrigation and crop spray. The residential and irrigation flow business includes brand names such as Berkeley, Hypro, Jung Pumpen, Sta-Rite and Shurflo. Given this change, the Flow segment will no longer serve wholesale and retail distribution customers in residential or agricultural markets. Additionally, the commercial and infrastructure flow and industrial solutions businesses have not historically been impacted by seasonal weather trends. This change does not impact the competitive landscape of the Flow segment.
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
For the fiscal year ended December 31, 2025, our commercial business, which offers products such as conventional filtration products, commercial point-of-entry and point-of-use water treatment systems, activated carbon products and commercial ice machines, comprised approximately 66% of Water Solutions sales. The other approximately 34% of Water Solutions sales were associated with our residential business, which primarily focuses on products associated with residential point of entry and point of use filtration and softening systems, pressure tanks and control valves.
Water Solutions brand names include Pentair Water Solutions, Everpure, Fleck, Manitowoc Ice, Pentek and RainSoft.
Customers
Water Solutions customers include businesses engaged in wholesale and retail distribution in the residential, commercial and food and beverage vertical markets. Customers also include end users, consumers and original equipment manufacturers.
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
2026 Segment Structure
Effective January 1, 2026, we moved our residential and irrigation flow business from our Flow segment to our Water Solutions segment. As a result, the products previously included in the residential and irrigation flow business within our Flow segment are now part of the Water Solutions reportable segment. These products, including fluid transfer pumps, agricultural spray nozzles, as well as certain water disposal and water supply pumps, are used in various applications such as circulation and transfer, agricultural irrigation and crop spray. With this change, the Water Solutions segment now includes brands such as Berkeley, Hypro, Jung Pumpen, Sta-Rite and Shurflo and will serve customers in agricultural markets. Historically, the residential and irrigation flow business has been influenced by warm weather trends and other weather events such as heavy flooding and drought. This change does not impact the competitive landscape of the Water Solutions segment.
Pool
The Pool segment aims to provide innovative, energy-efficient pool solutions to help people more sustainably enjoy water. This segment designs, manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, chlorinators, automatic cleaners, maintenance equipment and pool accessories. Applications for our pool products include residential and commercial pool maintenance, pool repair, renovation, service, construction and aquaculture solutions.
The primary brand names associated with the Pool segment are Pentair Pool, Kreepy Krauly, Pleatco and Sta-Rite.
Customers
Pool customers include businesses engaged in wholesale and retail distribution in the residential and commercial vertical markets. Customers in the residential and commercial verticals also include end users and consumers.
One customer in the Pool business represented approximately 18% and 15% of our consolidated net sales in 2025 and 2024, respectively.
Seasonality
We have historically experienced seasonal demand with several end customers and end users. End-user demand for pool equipment follows warm weather trends and historically has been at seasonal highs from April to August. The magnitude of the sales spike has historically been partially mitigated by employing advance sale “early buy” programs (generally including extended payment terms and/or additional discounts).
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
2026 REVISED SEGMENTATION
Effective January 1, 2026, we reorganized the composition of our Flow and Water Solutions reportable segments to reflect how we are managing our business beginning in 2026. As a result of this reorganization, our residential and irrigation flow business moved from our Flow segment into our Water Solutions segment. The Pool segment remains unchanged. We believe the new alignment with our residential and irrigation flow business in our Water Solutions segment will help us accelerate our efforts to improve customer experiences, enhance operational efficiencies and deliver more comprehensive solutions. All historical segment information presented throughout this Annual Report on Form 10-K, with the exception of the table below, was prepared based on the reporting segment structure in place during 2025.

The below table presents net sales and reportable segment income under the revised reportable segment structure for the years ended December 31, 2025, 2024 and 2023.

	December 31
In millions	2025	2024	2023
Net sales
Flow	$1,001.2	$960.7	$960.1
Water Solutions	1,614.5	1,684.3	1,799.2
Pool	1,558.8	1,436.1	1,343.6
Reportable segment net sales	4,174.5	4,081.1	4,102.9
Corporate and other	1.5	1.7	1.6
Net sales	$4,176.0	$4,082.8	$4,104.5
Reportable segment income (loss)
Flow	$225.0	$189.3	$144.9
Water Solutions	391.0	383.9	385.0
Pool	527.1	476.5	417.0
Reportable segment income	1,143.1	1,049.7	946.9
Corporate and other	(89.6)	(90.5)	(91.8)
Adjusted operating income	$1,053.5	$959.2	$855.1
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
Certain commodities, such as metals and resins, are subject to commodity market and duty-driven price fluctuations. We manage these fluctuations through several mechanisms, including long-term agreements with price adjustment clauses for significant commodity market movements in certain circumstances. Prices for raw materials, such as metals and other commodities, have trended higher due to volatile market trends and enacted tariffs and may continue to trend higher in the future.
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

Human capital resources
We believe our success depends on our ability to attract, develop and retain strong employees. We believe a deep-rooted culture energizes our employees to make a difference within and beyond the workplace. We strive to be the destination for top talent, and work hard to develop and retain high performers throughout their career. We also believe our Win Right values, positive culture and commitment to inclusion and belonging foster innovation and curiosity, which, in turn, can contribute to us being an industry leader.
As of December 31, 2025, we had approximately 9,000 employees worldwide, of which approximately 49% are located in the U.S. A small portion of our U.S. employees are unionized. Outside the U.S. we have employees in certain countries, primarily in Europe, who are represented by an employee representative organization, such as a union, works council or employee association.
Employee engagement and development
We believe engaging our employees and developing their careers is important to our long-term success and ties directly to our Win Right culture and values. We support our Win Right culture by providing dedicated culture training to our employees globally. We engage with our employees and gather feedback about our employee programs, practices and policies through various approaches that include town hall meetings where Pentair leaders share strategies and perspectives and answer questions; quarterly leadership meetings to communicate our results and expectations; and an annual senior leadership meeting to drive growth and productivity initiatives, share best practices, and invest in our leaders. In addition, we conduct employee engagement and pulse surveys during the year to gauge the level of engagement and potential actions needed on culture, the business, employee experience and retention. We believe in transparency with our employees and provide the results of those surveys to the manager level and above, which drive the development of action plans. Additionally, we provide a high-level overview of survey results in the employee town halls following finalization of survey results.
Training and development
To support employees in their career journey, we have developed and shared, through our dedicated development site, a number of tools and resources. We offer career pathing and development resources for all functions throughout Pentair. We support development annually with a dedicated career week, individual development planning and targeted development experiences supported through live training sessions; on-demand eLearning, virtual classrooms and downloadable materials. Additionally, our annual talent management process supports employees to set objectives, receive feedback and development and build development plans with their leaders.
Our talent development efforts span across various levels of our organization, including our early career Leadership Development Program, a 36-month program in which potential future leaders participate in rotations intended to develop their capabilities through organization-wide exposure, and our Growth Manager Development Program that prepares both new and experienced managers to be more effective and inclusive leaders at Pentair. In addition, our Senior Leadership Development Program supports our senior leaders in driving growth and high performance by strengthening enterprise leadership, team effectiveness and business systems.
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
We take an integrated approach to supporting and promoting workplace inclusion by fostering a globally aware, inclusive culture; and reinforcing our practices to be fair and nondiscriminatory. We have various training and organizational approaches dedicated to fostering inclusion, including Business Resource Groups led by employees; Pentair’s Code of Business Conduct and Ethics; and other resources on our company’s intranet.
Health, safety and wellness
We are committed to providing a safe workplace for all of our employees. We encourage employees to stop work anytime there is a potential concern regarding worker safety and promote an open-door policy so that all of our employees feel free to speak to their manager if there are any potential health, safety, compliance or sustainability concerns. Additionally, each site maintains a confidential reporting process, and we encourage the use of the Ethics Hotline for employees to report anonymously potential safety concerns. All locations, enterprise wide, are required to meet regulatory agency standards as applicable to each site’s location.

Compensation and benefits
In the U.S., non-union full-time employees are eligible to receive the following benefits: short-term and long-term disability insurance; flexible and health savings accounts and wellness programs; health insurance (medical, pharmacy, dental); eight weeks paid parental leave for birth, adoptive and foster parents; two weeks paid caregiver leave; legal services; retirement benefits; employee stock purchase plan; tuition reimbursement; holidays; vacation and sick time. Benefits for union employees may vary.
Sustainability Activities
As a leading provider of smart, sustainable water solutions and with a foundation of Win Right values, we recognize that the work we do and the products we provide help to improve lives and the environment around the world. We are focused on building on our Win Right values and culture by contributing to the development of a sustainable and responsible society, which we believe will also drive our future growth. We have established formal sustainability programs to further advance environmental sustainability. Additionally, we are dedicated to further integrating our sustainability strategy throughout our business by creating accountability for targets and shared commitments.
In 2025, Pentair completed its second environmental, social and governance assessment in alignment with the European Union’s 2023 Corporate Sustainability Reporting Directive framework (“CSRD”). This assessment informed our updated Sustainability Strategic Targets which we announced in 2025. We plan to regularly update this assessment to support sustainability strategic planning and risk management, to set future targets and to make disclosures in accordance with the CSRD and other requirements.
Annually, we publish a sustainability report on our environmental sustainability efforts, related activities and accomplishments, which can be found on our corporate website, and is not incorporated by reference into this Annual Report on Form 10-K.
Environmental Matters
See ITEM 1A “Risk Factors – We are exposed to environmental laws, liabilities and litigation.”

Captive insurance subsidiary
A portion of our property and casualty insurance program is insured through our regulated wholly owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Penwald liabilities and those of certain non-U.S. operations, are established.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial, commercial, and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our businesses and the businesses of our customers and suppliers include the overall strength of the global economy and various regional economies and our customers’ confidence in these economies, industrial and governmental capital spending, the strength of residential and commercial real estate markets, residential housing markets, the food service industry, the commercial business climate, global supply chain stability, possible tariff increases, unemployment rates, availability of consumer and commercial financing, interest rates, inflation rates and energy and commodity prices. Recessions, economic downturns, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability, inflation and the strength or weakness of the U.S. dollar have, and could continue to, adversely impact our results of operations. In addition, military conflicts, such as those between Russia and Ukraine and in the Middle East, and their impact on economies, may adversely impact our results of operations. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, regional and local companies, diversified and pure-play companies, and lower-cost manufacturers. Competition may also result from new entrants into, or consolidation among competitors in, the markets we serve offering products and/or services that compete with ours. We compete based on technical expertise, intellectual property, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms, service offerings, customer experience and service and price. Some of our competitors attempt to compete based primarily on price, localized expertise and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns, average selling prices tend to decrease as market participants compete more aggressively on price. Moreover, demand for our products, which impacts profit margins, is affected by changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, adoption of new technology and connected products, and changes in customers’ preferences for our products, including the success of products offered by our competitors. Customer purchasing behavior may also shift by product mix in the market or result in a shift to new distribution channels. Furthermore, new entrants into, or consolidation among competitors in, the markets we serve may result in new ways to bring products and services to market, which, in turn may negatively impact our profit margins. If we are unable to continue to differentiate our products, services and solutions or adapt to changes in customer purchasing behavior or shifts in distribution channels, or if we are unable to maintain our desired pricing or forced to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our future growth is dependent upon our ability to transform and adapt our products, services, solutions and organization to meet the demands of local markets in both developed and emerging economies and by developing or acquiring new technologies that achieve market acceptance with acceptable margins.
We operate in global markets that are characterized by customer demand that is often global in scope but localized in delivery. We compete with numerous smaller regional and local companies that may be positioned to offer products produced at lower cost than ours, or to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. Also, in several markets, potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. In addition, we need to be flexible to adapt our products to ever changing customer preferences, including those relating to climate change and sustainability matters as well as regulatory requirements. We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the U.S. We expect to continue investing in our businesses to drive these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our core sales growth will likely be limited or may decline. Accordingly, our future success depends upon a number of factors, including our ability to transform and adapt our products, services, solutions, organization, workforce and sales strategies to fit localities throughout the world; identify emerging technological and other trends in our target end markets; and develop or acquire competitive technologies, products, services and solutions and bring them to market quickly and cost-effectively. We must also monitor emerging technologies, such as artificial intelligence, and business models, and we may not be able to take advantage of such technologies, which could include not being able to attract and retain talent that would enable us to leverage such technologies. Our competitors may be more successful in their technology strategy and develop superior products and services with the aid of emerging technologies. In addition, the markets for our products, services and solutions may not develop or grow as we anticipate. The failure of our products, services or solutions to gain market acceptance due to more attractive offerings by our competitors, the introduction of new competitors to the market with new or innovative product offerings or the failure to address any of the above factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
It may be difficult for us to integrate acquired businesses efficiently into our business operations or to realize expected financial benefits of acquired businesses. Any acquisitions or investments may not be successful or realize the intended benefits and may ultimately result in impairment charges or have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not achieve some or all of the expected benefits of our business initiatives.
During 2025, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Additionally, in 2025, we made progress on our Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. As a result, we have incurred, and expect to continue to incur in the future, substantial expense, including transformation costs that include professional services, project management and related design and execution charges, as well as costs related to both labor and non-labor restructuring and IT investments, and restructuring charges. In 2025, we implemented 80/20 guiding principles, which focus on key customers and products through quadrant-based strategies, and we expect this approach to result in improved operating performance by driving margin growth with our highest value customers, reducing lower margin sales and removing complexity in the future. As a result, it is possible our revenues could be reduced by exiting certain customers and products. In addition, we may not be able to achieve accelerated growth or ongoing margin expansion and operating efficiencies to reduce costs or realize benefits that we anticipate in connection with the foregoing initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience cost increases and other inflation.
In recent years, we have experienced inflationary cost increases of raw materials, such as metals and resins, drives and motors, as well as increases in logistics, transportation, energy, insurance and labor costs (including wages, pensions and health care benefits). The ongoing volatile market for commodities has the potential to continue to drive price increases in our supply chain. The current U.S. administration has implemented tariffs with an ongoing possibility of implementing additional, or increasing current, tariffs, which have also triggered reactionary tariff adjustments by other countries; these actions and any additional reactionary tariff adjustments by other countries may continue to contribute to inflationary cost increases. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases. We also implement operational initiatives to mitigate the impacts of inflation and reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. We anticipate supply chain pressures and inflationary cost increases due to potential tariffs and pressure on global manufacturing to continue into 2026. Continued cost inflation, new or increased tariffs, or our failure to increase prices, generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interruption of our supply chain could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
In recent years, we have experienced supply chain challenges, including increased lead times for raw materials due to availability constraints and high demand for these materials. These disruptions or our failure to effectively respond to them may increase product, logistics or labor costs, limit availability of raw materials or cause delays in delivering our backlog, or may cause an inability to deliver products to our customers or meet customer demand. While we have elevated our engagement with our suppliers and used secondary suppliers and new methods of procurement where available to mitigate supply chain pressures, supply chain challenges may continue in the future. In addition, as we execute on our ongoing Transformation Program, we may incur additional costs as a result of changing to new suppliers and investing in alternative fixtures and tools. Any material interruption in our supply chain, such as: material interruption of the supply of raw materials and components due to the casualty loss of any of our manufacturing plants; interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels; unexpected delays in shipping or processing through customs of goods; increased logistics costs, including air freight; lack of availability of marine cargo insurance for shipments in certain geographies due to hostilities; trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions or inspections; or other unexpected or uncontrollable events that cause a material interruption in our supply chain such as pandemics, social or labor unrest, natural disasters, or political disputes, international hostilities, and military conflicts could negatively affect our ability to produce or deliver our products and have a negative material impact on our business and our profitability. Additionally, our raw materials and components are sourced from a wide variety of domestic and international business partners. We rely on these suppliers to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner may be a challenge, especially with respect to raw materials and components sourced from outside the U.S. and from countries or regions with diminished infrastructure, developing or failing economies or which are experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers. A supplier's failure to meet our standards, provide products in a timely and efficient manner or comply with applicable laws is beyond our control. In addition, our competitors may be less reliant on third-party suppliers than we are or have suppliers in a region that has a better cost position or an enhanced logistical advantage than we have, which may give such competitors more control over their supply chain and lead times for manufacturing products. These issues could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political, regulatory, economic, trade, and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2025 accounted for 30% of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic, trade, and other risks that are inherent in operating in, and purchasing from, numerous countries. These risks include:
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
Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot provide assurance that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
Changes in U.S. or foreign government administrative policy, including the imposition of, or increases in, tariffs and changes to existing trade agreements, could have a material adverse effect on us.
As a result of changes to U.S. or foreign government administrative policy, there may be changes to existing trade agreements; greater restrictions on free trade generally; imposition of or significant increases in tariffs on goods, including those imported into the U.S., particularly tariffs on steel, aluminum and copper and products manufactured in Mexico, China and the European Union, or other countries where we purchase, have operations or manufacture or sell products; prohibitions or restrictions on doing business with certain entities, including those with certain relationships with China; and adverse responses by foreign governments to U.S. trade policy, among other possible changes. The current U.S. administration has implemented tariffs with an ongoing possibility of implementing additional, or increasing current, tariffs, and it remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs or international trade agreements and policies, including the United States-Mexico-Canada Agreement, the current version of which is due for review in 2026. Additionally, the U.S. government has announced enhanced focus on customs enforcement, including through the creation of a Trade Fraud Task Force, a cross-agency initiative of the U.S. Departments of Justice and Homeland Security to address trade fraud, tariff evasion and customs violations. This heightened enforcement paradigm, along with the recent U.S. Supreme Court decision to strike down certain tariffs imposed under the International Emergency Economic Powers Act, have created additional uncertainty as to the scale and short and long-term effect these tariffs will have. A trade war; other governmental action, including threatened actions and uncertainty, related to tariffs or international trade agreements; additional changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase, have operations or manufacture and sell products; and any negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to achieve and maintain a high level of product and service quality and on-time delivery could damage our reputation with customers and negatively impact our results.
Product and service quality issues could harm customer confidence in our company and our brands. If certain of our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding quality, safety or performance, we could experience lost sales and increased costs and we could be exposed to legal, financial and reputational risks. In addition, a recall or claim could require us to review some or all of our product portfolio to assess whether similar issues are present in other products, which could result in a significant disruption to our business and our results of operations. We have experienced such quality issues in the past and may experience such issues in the future. We cannot be certain that our quality controls and procedures will reveal defects in our products or their raw materials, which may not become apparent until after the products have been placed in use in the market. Accordingly, there is a risk that products will have defects, which could result in loss of sales or delays in market acceptance and require a product recall or field corrective action. Such remedial actions can be expensive to implement and may damage our reputation and customer relationships. We have conducted product recalls and field corrective actions in the past and may do so again in the future. Our ability to compete and generate sales depends in part on our capacity to meet customer demand and ensure that products and services are delivered to the customer on time. If we are unable to manufacture and deliver products to customers on time, we could experience lost sales and increased costs and we could be exposed to legal, financial and reputational risks. The inability to deliver our products to customers on time could also restrict our manufacturing capacity, which could lead to the loss of customers and restrict our ability to grow sales. The failure to address any of the above factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Intellectual property challenges may hinder our ability to develop, engineer and market our products.
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protections, however, may not preclude competitors from developing products like ours, or from challenging our names or products. Our pending patent, copyright and trademark registration applications may not be accepted, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Furthermore, our business strategy also includes expanding our smart product offerings and there are many other companies that hold patents in this space. We have noticed an increasing tendency for participants in our markets, including competitors, to use challenges to intellectual property to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring, enforcing and defending, including through litigation, our intellectual property rights, and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant. As of December 31, 2025, our goodwill and intangible assets were $4,611.4 million and represented approximately 67% of our total assets. A decline in fair market value could result in future goodwill and intangible asset impairment charges.
A loss of, or material cancellation, reduction, or delay in purchases by, or delivery of products to, one or more of our largest customers could harm our business.
Our net sales to our largest customer represented approximately 18% of our consolidated net sales in 2025. While we do not have any other customers that accounted for more than 10% of our consolidated net sales in 2025, we have other customers that are key to the success of our business. Our concentration of sales to a relatively small number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Our customers also may be impacted by economic conditions in the industries of those customers, which could result in reduced demand for or a delay in purchases of our products. In addition, our customers may cancel orders for purchases of our products or may not order products at rates consistent with past order levels, including due to inventory rebalancing or corrections in channels. In addition, we may not be able to timely deliver products to our largest customers due to supply chain interruptions or otherwise. We cannot provide assurance that we will be able to retain our largest customers. In addition, some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material cancellation of, reduction to, or delay in purchases by, or delivery of products to, these customers or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Catastrophic and other events beyond our control may disrupt operations at our manufacturing facilities and those of our suppliers, which could cause us to be unable to meet customer demands or increase our costs, or reduce customer spending.
If operations at any of our manufacturing facilities or those of our suppliers were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, political disputes, international hostilities, military conflicts, cybersecurity incidents, adverse weather conditions, labor disputes, public health epidemics or pandemics or other catastrophic events or disruptions outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. Some of our operations, including our pool business operations in North Carolina, Florida and California, are in areas that are more susceptible to natural disasters such as hurricanes, wildfires and earthquakes. These types of events may negatively impact residential, commercial and industrial spending in impacted regions or, depending on the severity, global spending. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain property insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, and to cover business interruption losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations and may also affect the price and availability of insurance in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Seasonality of sales and weather conditions could have a material adverse effect on our financial results.
We experience seasonal demand with end customers and end users within each of our business segments. Demand for pool equipment in the Pool segment and water solution, residential water supply and agricultural products in the Water Solutions segment follows warm weather trends, with seasonal highs ranging from April to September. While historically we have attempted to mitigate the magnitude of the sales spikes in the Pool segment by employing advance sale “early buy” programs (generally including extended payment terms and/or additional discounts), we cannot provide assurance that these programs will be successful should we continue to use them in the future. In addition, seasonal effects associated with products within our Water Solutions and Pool segments may vary from year-to-year and be impacted by weather patterns, such as temperature, heavy flooding and droughts. Moreover, adverse weather conditions, such as cold or wet weather, may negatively impact demand for, and sales of, products within our business segments.
Volatility in currency exchange rates and failure to effectively hedge our exposure to fluctuations could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2025 accounted for approximately 30% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.
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
As of December 31, 2025, we had $1,652.7 million of total debt outstanding on a consolidated basis. Subject to restrictions in our debt agreements, we and our subsidiaries may incur additional indebtedness in the future, including in connection with acquisitions. Our level of indebtedness and any future increases in our level of indebtedness may have important effects on our future operations, including, without limitation:
•additional cash requirements in order to support the payment of interest on our outstanding indebtedness;
•increased vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•reduced ability to obtain additional financing for working capital, capital expenditures and general corporate and other purposes;
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
As of December 31, 2025, we had $1,652.7 million of total debt outstanding on a consolidated basis. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, or at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.
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
The U.S. Foreign Corrupt Practices Act (“FCPA”), U.K. Bribery Act, and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure that our internal control policies and procedures will always protect us from negligent, reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees, suppliers, customers or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Our failure to satisfy international trade compliance regulations, and changes in U.S. government and other applicable sanctions, could have a material adverse effect on us.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we sell are “dual use” products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and are often subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policies mandate strict compliance with U.S. and non-U.S. trade laws applicable to our products. However, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries directly to sanctioned entities, to entities that may utilize sanctioned entities to complete transactions, or to entities operating in sanctioned countries. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, our policies and procedures may not always protect us from actions that would violate applicable laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.
We are exposed to environmental, health and safety laws, liabilities and litigation.
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
We have been named as a defendant, target or a potentially responsible party (“PRP”) in environmental matters relating to our current or former businesses. We have disposed of a number of businesses and in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers of businesses from us. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. In addition to clean-up actions brought by governmental authorities, private parties could bring individual or class-action lawsuits due to the presence of, or exposure to, hazardous substances, including at sites where we did not have operations but may have acquired liability through an acquisition of a business.
Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. We have projects underway at current and former manufacturing facilities to investigate and remediate environmental contamination resulting from our past operations or by the operations of divested or acquired businesses or other businesses that previously owned or used the properties. The cost of remediation and other environmental liabilities can be difficult to accurately predict and may be excluded by insurance. In addition, environmental requirements change and tend to become more stringent over time. Our eventual environmental remediation costs and liabilities could exceed the amount of our current reserves.
Our subsidiaries are party to asbestos-related litigation that could adversely affect our financial condition, results of operations and cash flows.
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials, substantially all of which relate to our discontinued operations. These cases typically involve product liability claims alleging manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties or to which asbestos insulation was applied after installation. It is possible that cases could be brought against us alleging that asbestos was present at facilities we own or used to own. Each case typically names a large number of product manufacturers, service providers and premises owners. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and settling claims before trial only where appropriate. As of December 31, 2025, there were approximately 795 asbestos-related claims pending against our subsidiaries, substantially all of which relate to our discontinued operations. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future, and we continue to evaluate different strategies related to asbestos claims filed against us. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows. In addition, while most of the asbestos claims against us are covered by liability insurance policies from many years ago, not all claims are insured. As our insurers resolve claims relating to past policy periods, the aggregate coverage provided by those policies erodes. If we exhaust our coverage under those policies, we will be exposed to potential uninsured losses. Over time, the uninsured portion of our asbestos docket may increase, which may require us to set greater reserves to resolve future asbestos cases.
Failure to comply with the broad range of standards, laws and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs and liabilities.
Our products, manufacturing facilities and business operations are subject to numerous federal, state and local statutory and regulatory requirements, both within and outside the U.S. These laws and regulations impose on us increasingly complex, stringent and costly monitoring and compliance activities, including but not limited to environmental, health and safety protection standards and permitting, labeling and other requirements regarding (among other things) product efficiency and performance, material makeup, air quality and emissions, and wastewater discharges; the use, handling and disposal of hazardous or toxic materials and substances, including perfluoroalkyl and polyfluoroalkyl substances (“PFAS”) and other substances of concern; remediation of environmental contamination; and working conditions for and compensation of our employees. We may also be affected by future standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, corporate social responsibility or similar concerns. These standards, laws or regulations may impact our costs of operation, the sourcing of raw materials and the manufacture and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares.
We are exposed to certain regulatory, financial and other risks related to climate change and other sustainability matters.
Climate change continues to receive attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, certain states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. These and other existing or potential international initiatives and regulations could affect our operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. As customers become concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of our products or operations, customers may choose more energy efficient or sustainable alternatives. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. We may also be subject to consumer lawsuits or enforcement actions by governmental authorities if our sustainability claims relating to product marketing are inaccurate. It is uncertain what new laws will be enacted, and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows. The laws and regulations regarding sustainability disclosures and requirements, including the Corporate Sustainability Reporting Directive in the European Union and various U.S. state requirements such as in California, continue to evolve and could have an adverse effect on our operations and the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs.
As part of our strategy regarding environmental, climate change and sustainability matters, we have set and may adjust corporate responsibility strategic targets or set additional targets aimed at reducing our impact on the environment and climate change and/or targets relating to other sustainability matters. In addition, as a leading provider of water treatment solutions, our business strategy includes positioning our products and services as sustainable solutions. Actions we take to achieve our targets or strategy could result in increased costs to our operations. We may not be able to achieve such targets or our desired impact, and any future investments we make in furtherance of achieving such targets and our strategy may not meet investor expectations or standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current targets based on economic, regulatory and social factors, business strategy or feedback from investors or other stakeholders. In addition, investors and other stakeholders are increasingly focused on these matters, and as stakeholder expectations and standards are evolving, we may not be able to sufficiently respond to these evolving standards and expectations or investors may not view our products and services as sustainable solutions. Furthermore, we could be criticized for the accuracy or completeness of the disclosure of our corporate responsibility and sustainability initiatives. If we are unable to meet our targets or successfully implement our strategy or our corporate responsibility and sustainability reporting is inaccurate or incomplete, then we could suffer from reputational damage and incur adverse reaction from investors and other stakeholders, which could adversely impact the perception of our brand and our products and services by current and potential investors and customers, which could in turn adversely impact our business, results of operations or financial condition.
Increased cybersecurity threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. As our business increasingly interfaces with employees, customers, dealers and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into smart and connected products subjects us to increased cyber and technology risks. The secure operation of our information technology systems and networks is critical to our business operations and strategy. Cybersecurity threats designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication, including the risk that threat actors will leverage emerging technology, such as artificial intelligence, to exploit vulnerabilities. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats may increase our costs. We have experienced cybersecurity incidents, and, although we have determined these cybersecurity incidents to be immaterial and to have had no material adverse effect on our business strategy, financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed, it could expose us and our employees, customers, dealers and suppliers to the theft of assets, misuse of information or systems, compromises of confidential information, manipulation and destruction of data, product failures, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or incidents may not be fully insured, and future cybersecurity coverage may become more expensive if we experience a cybersecurity incident. In addition, such cybersecurity incidents could result in litigation, reputational impacts, regulatory action and potential liability and additional costs and operational consequences of implementing further data protection measures. For information on our cybersecurity risk management, strategy and governance, see ITEM 1C.- Cybersecurity.
Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.
We collect and store data that is sensitive to us and our employees, customers, dealers and suppliers. A variety of U.S. and non-U.S. state and national, and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many data privacy regulations outside of the U.S., including the General Data Protection Regulation (the “GDPR”) in the European Union, are more stringent than federal regulations in the U.S. Within the U.S., many states are considering adopting, or have already adopted privacy regulations, including, for example, the California Consumer Privacy Act. These laws and regulations are rapidly evolving and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how courts and governmental authorities may interpret them. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems. In the case of non-compliance with these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a breach of privacy, we may be required to make notifications under data privacy laws or regulations, or could become subject to litigation. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We may use artificial intelligence in our business and in our products, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We are incorporating artificial intelligence solutions into our products, services and features, and we are leveraging artificial intelligence, including generative artificial intelligence and machine learning, in our product development, operations and software programming. Our competitors or other third parties may incorporate artificial intelligence into their products or operational processes more quickly or more successfully than us, which could have a material adverse effect on our competitive position, reputation and results of operations. In addition, there are significant risks involved in developing and deploying artificial intelligence and there can be no assurance that the usage of artificial intelligence will enhance our products or services or be beneficial to our business, including our efficiency or profitability. The rapid evolution of artificial intelligence, including the regulation of artificial intelligence by government or other regulatory agencies, will require significant resources to develop, test and maintain our platforms, offerings, services and features to implement artificial intelligence ethically and minimize any unintended harmful impacts.

The use by our employees of artificial intelligence tools or technology can adversely impact our business by posing risks to our confidential or proprietary information and could give rise to legal actions or reputational damage, or otherwise adversely affect our business.
Our workforce may use artificial intelligence tools or technology, which may result in the exposure of our confidential or proprietary information to unauthorized third parties and the misuse of our intellectual property. Use of artificial intelligence tools or technology may also result in claims against us alleging violation of third-party intellectual property rights. Use of artificial intelligence tools or technology may also result in inaccurate results that could cause mistakes in the Company’s decision-making or other business activities, which may have a material adverse impact on our business and results of operations. Further, there is no guarantee that our training and enforcement of procedures governing the use of artificial intelligence will be adequate to safeguard against the unauthorized use of artificial intelligence tools or technology.
We may be negatively impacted by litigation and other claims.
We are currently, and may in the future become, subject to litigation and other claims. These legal proceedings are typically claims that relate to our products or services or to the conduct of our businesses and include, without limitation, claims relating to commercial, regulatory or contractual disputes with suppliers, authorities, customers or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product quality and liability matters; matters arising from the use or installation of our products; consumer protection matters and employment and labor matters. The outcome of such legal proceedings cannot be predicted with certainty, and some may be disposed of unfavorably to us. In addition to insurance costs rising and insurers decreasing coverage, insurance coverage is not available for some of our claims and may be disputed by carriers in others. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on our preferred terms or at an acceptable cost. Further, this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims and must satisfy deductibles on other insured claims. Some of our business involves the sale of our products to customers that are constructing large and complex systems, facilities or other capital projects, and while we generally try to limit our exposure to liquidated damages, consequential damages and other potential damages in the contracts for these projects, we could be exposed to significant monetary damages and other liabilities in connection with the sale of our products for these projects for a variety of reasons. In addition, some of our businesses, customers, and dealers are subject to various laws and regulations regarding consumer protection and advertising and sales practices, and we have been named, and may be named in the future, as a defendant in litigation, including class action complaints, arising from alleged violation of these laws and regulations. In addition, our indemnification obligations relating to the purchase or sale of businesses could result in litigation or claims of unknown amounts. Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
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
It is possible that in the future, whether as a result of a change in law, the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become, resident in a jurisdiction other than the U.K. If we cease to be resident in the U.K. and become a resident in another jurisdiction, we may be subject to U.K. exit charges, and could become liable for additional tax charges in the other jurisdiction (including dividend withholding taxes or corporate income tax charges). If we were to be treated as resident in more than one jurisdiction, we could be subject to taxation in multiple jurisdictions. If, for example, we were considered to be a tax resident of Ireland, we could become liable for Irish corporation tax, and any dividends paid by us could be subject to Irish dividend withholding tax.
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
We currently intend to pay, or cause one of our affiliates to pay, stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases, we may, in our absolute discretion, pay or cause one of our affiliates to pay any stamp duty. Our articles of association provide that, in the event of any such payment, we (i) may seek reimbursement from the buyer, (ii) will have a lien against the shares acquired by such buyer and any dividends paid on such shares and (iii) may set-off the amount of the stamp duty against future dividends on such shares. Parties to a share transfer may assume that any stamp duty arising in respect of a transaction in our shares has been paid unless one or both of such parties is otherwise notified by us.
Our ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
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
Security and privacy incident response
We maintain an incident response plan to identify, protect, detect, respond to, and recover from, cybersecurity threats and incidents. We test and evaluate our plans on a regular basis. The CIO/CISO, the Security Steering Committee, our Chief Executive Officer and the Board are notified of any material cybersecurity incidents through an established escalation process.
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
Security audits and assessments
We perform periodic security audits and assessments to test our cybersecurity program. These efforts span across our cybersecurity program, including but not limited to audits, assessments, tabletop exercises, vulnerability scanning and penetration tests. We regularly engage third parties to assess our cybersecurity program, including cybersecurity maturity assessments, penetration testing and independent review of our security control environment and operating effectiveness. As part of our ongoing assessments, we also evaluate emerging cybersecurity threats to ensure our program remains adaptive and forward-looking. The results of the assessments are included for review by the Security Steering Committee and the Audit and Finance Committee of the Board. We look to enhance our cybersecurity program with the results of the audits, assessments and reviews we perform.
Governance
The Board is responsible for general oversight of our risk management, including cybersecurity risk. The Audit and Finance Committee of the Board is responsible for overseeing our risk exposure to information security, cybersecurity and data protection, as well as the steps management has taken to monitor and control such exposures. Our CIO/CISO reports to the Audit and Finance Committee on a quarterly basis on the status of the cybersecurity program.
Our cybersecurity team, which is responsible for assessing and managing our risks from cybersecurity threats, is led by the CIO/CISO, who reports to our Chief Financial Officer. Effective March 1, 2026, the CIO/CISO will assume the role of Executive Vice President, CIO/CISO, reporting directly to our Chief Executive Officer. The Security Steering Committee provides additional oversight for assessing and managing cybersecurity risk.
The CIO/CISO has over 20 years of cybersecurity and technology experience and has previously held Chief Information Security Officer positions at a large public retail company, as well as at a public technology company and services organization. The CIO/CISO has an undergraduate degree in Management Information Systems. Members of our cybersecurity team have broad experience in security functions in various industries. Our Chief Executive Officer, Chief Financial Officer and General Counsel each hold degrees in their respective fields, and each have experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
Impact of Cybersecurity Threats
Previous cybersecurity incidents have not materially affected us, including our business strategy, results of operations or financial condition. However, risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. See ITEM 1A. “Risk Factors - Increased cybersecurity threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data” for a discussion of cybersecurity risks.

ITEM 2.  PROPERTIES
Our principal office is located in leased premises in London, U.K., and our management office in the U.S. is located in leased premises in Golden Valley, Minnesota.
Our operations are conducted in sites throughout the world. These sites house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices. The following is a summary of our principal properties as of December 31, 2025, including manufacturing, distribution, sales offices and service centers:

		No. of Sites
	Location	Manufacturing	Distribution	Sales and Corporate Offices	Service Centers
Flow	U.S. and 14 foreign countries	21	10	4	8
Water Solutions	U.S. and 5 foreign countries	14	4	3	—
Pool	U.S. and 2 foreign countries	5	15	4	2
Corporate	U.S. and 2 foreign countries	—	—	3	—
Total		40	29	14	10
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
John L. Stauch	61	President and Chief Executive Officer since 2018; Executive Vice President and Chief Financial Officer 2007 – 2018; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc. 2005 – 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc. 2004 – 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc. 2002 – 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., 2000 – 2002.
Lance T. Bonner	37	Executive Vice President, General Counsel and Secretary since August 11, 2025; Associate General Counsel, Corporate and Assistant Secretary of Inspire Medical Systems, Inc. (a medical technology company) 2024 – 2025; Associate General Counsel, M&A and Securities of Pentair 2020 – 2024; Associate, Faegre Drinker Biddle & Reath 2017 – 2020; Associate, Lindquist & Vennum (now Ballard Spahr) 2014 – 2017; Judicial Clerk, Minnesota Court of Appeals 2013 – 2014.
Adrian C. Chiu	47
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

Robert P. Fishman	62	Executive Vice President and Chief Financial Officer since May 12, 2025 and elected to resign effective as of March 1, 2026; Executive Vice President, Chief Financial Officer and Chief Accounting Officer 2020 – 2025. Executive Vice President and Chief Financial Officer of NCR Corporation (a global provider of omni-channel technology solutions) 2016 – 2018; Senior Vice President and Chief Financial Officer of NCR Corporation 2010 – 2016; Vice President and Corporate Controller of NCR Corporation 2007 – 2009.
Tanya L. Hooper	53
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

Jerome O. Pedretti	55
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

Stephen J. Pilla	62	Executive Vice President, Chief Supply Chain Officer and Chief Transformation Officer since 2023 and elected to resign effective as of March 1, 2026; Executive Vice President and Chief Supply Chain Officer 2020 – 2022; Vice President and Chief Supply Chain Officer of Red Wing Shoe Co. (a manufacturer of personal protection equipment and footwear) 2017 – 2020; Vice President and General Manager of Pentair’s former Enclosure Division 2015 – 2017; Vice President of Pentair’s Global Operations and Supply Chain 2014 – 2016; Vice President, Global Supply of Pentair 2009 – 2012; Various other business leadership positions of Pentair 2002 – 2009.
Philip M. Rolchigo	64	Executive Vice President and Chief Technology Officer since 2018 and elected to resign effective as of March 1, 2026; Chief Technology Officer 2017 – 2018; Vice President of Technology 2015 – 2017; Vice President of Engineering 2007 – 2015; Business Development Director of Water Technologies business of GE Global Research Center 2006 – 2007; Director of Technology of GE Water & Process Technologies 2003 – 2006; Chief Technology Officer of Osmonics 2000 – 2003; Vice President of Research & Development of Osmonics 1998 – 2000.
De’Mon L. Wiggins	51
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PNR.” As of December 31, 2025, there were 11,149 shareholders of record.
Pentair has paid 200 consecutive quarterly cash dividends, including most recently a dividend of $0.25 per share in the fourth quarter of 2025. On December 15, 2025, Pentair’s Board of Directors approved a regular quarterly cash dividend of $0.27 per share that was paid on February 6, 2026 to shareholders of record at the close of business on January 23, 2026. This dividend reflects an 8 percent increase in the Company’s regular cash dividend rate and marks the 50th consecutive year that Pentair has increased its dividend.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2020 and the reinvestment of all dividends since that date to December 31, 2025. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Pentair plc
S&P 500 Industrials (Sector)
S&P 500

	Base Period December	INDEXED RETURNS Years ended December 31
Company / Index	2020	2021	2022	2023	2024	2025
Pentair plc	$100	$139.24	$87.20	$143.15	$200.41	$209.48
S&P 500 Index	100	128.71	105.40	133.10	166.40	196.16
S&P 500 Industrials Index	100	127.89	103.08	134.45	168.50	200.35
Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2025:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 25	821	$111.83	—	$275,002,489
October 26 – November 22	370,672	105.96	369,929	235,804,843
November 23 – December 31	106,831	105.44	102,433	1,000,000,000
Total	478,324		472,362
(a)The purchases in this column include 821 shares for the period October 1 – October 25, 743 shares for the period October 26 – November 22, and 4,398 shares for the period November 23 – December 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (“the 2020 Authorization”). The 2020 Authorization expired on December 31, 2025. In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion (the “2025 Authorization”). The 2025 Authorization supplemented the 2020 Authorization and expires on December 31, 2028. As of December 31, 2025, we had $1.0 billion available for share repurchases under the 2025 Authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under the 2025 Authorization.
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
Overview
Pentair plc and its consolidated subsidiaries (“we,” “us,” “our,” “Pentair” or the “Company”) is a pure play water industrial manufacturing company comprised of three reportable segments: Flow, Water Solutions and Pool. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2025, the Flow, Water Solutions and Pool reportable segments represented approximately 37%, 25% and 38% of total consolidated net sales, respectively.

Effective January 1, 2026, we reorganized the composition of our Flow and Water Solutions reportable segments to move our residential and irrigation flow business from our Flow segment into our Water Solutions segment, reflecting how we expect to manage our business in 2026. The Pool segment remains unchanged. The discussions and figures below refer to the Company’s reportable segment composition as of and prior to December 31, 2025. Additional information regarding this revised segmentation is found under the section titled “2026 Revised Segmentation” in ITEM 1 of this Form 10-K.
Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the “U.K.”) and therefore have our tax residency in the U.K.
On September 17, 2025, as part of our Flow reportable segment, we completed the acquisition of Hydra-Stop, LLC (“Hydra-Stop”) for $292.1 million in cash, net of cash acquired, and subject to customary adjustments. Hydra-Stop manufactures specialty insertion valves, line stop fittings and installation equipment.
In December 2024, as part of our Pool reportable segment, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”) for $116.0 million in cash, net of cash acquired. The net purchase price was comprised of an upfront cash payment of $108.0 million, and the estimated fair value at the acquisition date of a contingent earn-out liability based upon the achievement of certain defined operating results in the two years following the acquisition. G & F Manufacturing manufactures and services pool heat pumps.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2025 and are reasonably likely to impact our results in the future:
•We have a Transformation Program designed to accelerate growth and drive margin expansion by driving operational excellence, reducing complexity and streamlining our processes. During 2025, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, sourcing excellence, operations excellence and organizational effectiveness. We expect to continue executing on our key Transformation Program initiatives to drive margin expansion and to incur transformation costs in 2026 and beyond.

•In 2025, we implemented 80/20 guiding principles to enable our Transformation Program. As we continue to focus on 80/20 principles in 2026, we expect to create value by increasing focus on key customers and products through quadrant-based strategies. This approach will enable improved operating performance by driving margin growth with our highest value customers, reducing lower margin sales and removing complexity in the future.
•In 2025, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue into 2026 and to drive margin expansion.
•During 2025, we experienced inflationary cost increases for certain raw materials as well as logistics and transportation costs. The ongoing volatile market for commodities has the potential to continue to drive price increases in our supply chain. In addition, the current U.S. administration has implemented tariffs with an ongoing possibility of implementing additional, or increasing current, tariffs. We expect these actions and additional reactionary tariff adjustments by other countries to continue to impact our business and contribute to inflationary cost increases. As a result, we have taken actions to mitigate the impact of tariffs such as pricing increases, inventory pre-buys and supply chain optimization actions, which may continue going forward. In addition, our Transformation Program initiatives are intended to improve productivity and offset cost increases. We anticipate that supply chain pressures and inflationary cost increases resulting from these tariffs, as well as any related impacts on macroeconomic conditions and our business, will likely continue into 2026. In addition, on February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Powers Act. It is unclear at this time what impact this decision will have on our future financial results, including whether we will be able to obtain refunds of amounts previously collected for such tariffs or the level of replacement tariffs the current U.S. Administration imposes through other means.
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
In 2026, our operating objectives focus on delivering our core and building our future. We expect to execute these objectives by:
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
•Continuing to implement our Transformation Program initiatives to drive operational excellence, reduce complexity and improve our organizational structure, which includes a continued focus on 80/20 guiding principles to drive profitable growth; and
•Building a high-performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net sales	$4,176.0	$4,082.8	$4,104.5	2.3%		(0.5)%
Cost of goods sold	2,485.7	2,484.0	2,585.3	0.1%		(3.9)%
Gross profit	1,690.3	1,598.8	1,519.2	5.7%		5.2%
% of net sales	40.5%	39.2%	37.0%	1.3	pts	2.2	pts

Selling, general and administrative	736.9	701.4	680.2	5.1%		3.1%
% of net sales	17.6%	17.2%	16.6%	0.4	pts	0.6	pts
Research and development	95.9	93.6	99.8	2.5%		(6.2)%
% of net sales	2.3%	2.3%	2.4%	—	pts	(0.1)	pts

Operating income	857.5	803.8	739.2	6.7%		8.7%
% of net sales	20.5%	19.7%	18.0%	0.8	pts	1.7	pts

Loss on sale of business	26.3	—	—	N.M.		N.M.
Net interest expense	69.4	88.6	118.3	(21.7)%		(25.1)%
Other expense (income)	5.3	(3.7)	2.0	N.M.		N.M.

Income from continuing operations before income taxes	756.5	718.9	618.9	5.2%		16.2%
Provision (benefit) for income taxes	107.0	93.3	(4.0)	14.7%		N.M.
Effective tax rate	14.1%	13.0%	(0.6)%	1.1	pts	13.6	pts
N.M. = Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2025 vs 2024	2024 vs 2023
Volume	(2.1)%	(2.3)%
Price	4.0	1.9
Core growth	1.9	(0.4)
Acquisition/Divestiture	(0.1)	(0.1)
Currency	0.5	—
Total	2.3%	(0.5)%
The 2.3 percent increase in consolidated net sales in 2025 from 2024 was primarily the result of:
•increased selling prices across all of our segments to mitigate inflationary cost increases;
•favorable foreign currency effects compared to the prior year; and
•increased sales volume within our Pool segment due to higher demand compared to the prior year.
This increase was partially offset by:
•decreased sales volume within our Flow and Water Solutions segments compared to the prior year.
Gross profit
The 1.3 percentage point increase in gross profit as a percentage of net sales in 2025 from 2024 was primarily the result of:
•increased selling prices across all our segments to mitigate inflationary cost increases; and

•increased productivity across all our segments mainly driven by transformation initiatives.
This increase was partially offset by:
•inflationary cost increases, including higher tariffs, certain raw materials and labor costs; and
•asset impairment and write-offs of $17.1 million recorded in 2025, compared to $11.3 million recorded in 2024.
Selling, general and administrative (“SG&A”)
The 0.4 percentage point increase in SG&A expense as a percentage of net sales in 2025 from 2024 was driven by:
•an impairment charge of $30.9 million related to the write-off of a definite-lived customer relationship intangible asset resulting from a business exit within our Water Solutions segment during the second quarter of 2025; and
•an increase in our legal accrual adjustments and settlements of $11.6 million in 2025, compared to a reduction of $7.5 million in 2024.
This increase was partially offset by:
•restructuring costs of $31.3 million in 2025, compared to $34.4 million in 2024;
•transformation costs of $41.0 million in 2025, compared to $52.0 million in 2024; and
•asset impairment charges of $1.1 million in 2025, compared to $6.3 million in 2024.
Net interest expense
The 21.7 percent decrease in net interest expense in 2025 from 2024 was the result of:
•lower debt levels throughout 2025 compared to 2024 as a result of the repayment of $250.0 million toward the remaining principal under the Term Loan Facility (as defined below) during the second quarter of 2025; and
•lower interest rates in 2025 compared to 2024.
Provision for income taxes
The 1.1 percentage point increase in the effective tax rate in 2025 from 2024 was primarily due to:
•a decrease in the amount of favorable unrecognized tax benefits in 2025 compared to 2024.
This increase was partially offset by:
•a decrease in withholding taxes in 2025 compared to 2024.
2024 Comparison with 2023
A discussion of changes in our consolidated results of operations and segment results of operations, as well as a year-over-year comparison of balances in our liquidity and capital resources for the years ended December 31, 2024 and December 31, 2023 can be found in Part II, ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 25, 2025. However, such discussion is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.
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

Flow
The net sales and segment income for Flow were as follows:

	Years ended December 31			% / point change
In millions	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net sales	$1,553.6	$1,514.0	$1,582.1	2.6%		(4.3)%
Segment income	362.1	318.1	282.3	13.8%		12.7%
% of net sales	23.3%	21.0%	17.8%	2.3	pts	3.2	pts
Net sales
The components of the change in Flow net sales were as follows:

	2025 vs 2024	2024 vs 2023
Volume	(2.4)%	(6.0)%
Price	3.2	1.7
Core growth	0.8	(4.3)
Acquisition/Divestiture	0.7	—
Currency	1.1	—
Total	2.6%	(4.3)%
The 2.6 percent increase in net sales for Flow in 2025 from 2024 was primarily the result of:
•increased selling prices to mitigate inflationary cost increases;
•favorable foreign currency effects compared to the prior year; and
•increased sales due to the acquisition of Hydra-Stop completed in the third quarter of 2025.
The increase was partially offset by:
•decreased sales volume compared to the prior year.
Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	2025		2024
Volume/Price/Acquisition/Divestiture	3.2	pts	2.5	pts
Inflation	(3.0)		(2.3)
Productivity	2.1		3.0
Total	2.3	pts	3.2	pts
The 2.3 percentage point increase in segment income for Flow as a percentage of net sales in 2025 from 2024 was primarily the result of:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity, mainly driven by transformation initiatives.
This increase was partially offset by:
•inflationary cost increases, including higher tariffs and certain raw materials.

Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Years ended December 31			% / point change
In millions	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net sales	$1,062.1	$1,131.0	$1,177.2	(6.1)%		(3.9)%
Segment income	253.9	255.1	247.6	(0.5)%		3.0%
% of net sales	23.9%	22.6%	21.0%	1.3	pts	1.6	pts
Net sales
The components of the change in Water Solutions net sales were as follows:

	2025 vs 2024	2024 vs 2023
Volume	(6.3)%	(4.8)%
Price	3.7	1.2
Core growth	(2.6)	(3.6)
Acquisition/Divestiture	(4.0)	(0.1)
Currency	0.5	(0.2)
Total	(6.1)%	(3.9)%
The 6.1 percent decrease in net sales for Water Solutions in 2025 from 2024 was primarily the result of:
•decreased sales volume compared to the prior year; and
•business exits that occurred during the fourth quarter of 2024 and second quarter of 2025 in our residential and commercial businesses.
This decrease was partially offset by:
•increased selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects compared to the prior year.
Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	2025		2024
Volume/Price/Acquisition/Divestiture	2.6	pts	1.3	pts
Currency	(0.4)		0.1
Inflation	(3.4)		(2.5)
Productivity	2.5		2.7
Total	1.3	pts	1.6	pts
The 1.3 percentage point increase in segment income for Water Solutions as a percentage of net sales in 2025 from 2024 was primarily the result of:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity, mainly driven by transformation initiatives.
This increase was partially offset by:
•inflationary cost increases, including higher tariffs and certain raw materials; and
•unfavorable foreign currency effects compared to the prior year.

Pool
The net sales and segment income for Pool were as follows:

	Years ended December 31			% / point change
In millions	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net sales	$1,558.8	$1,436.1	$1,343.6	8.5%		6.9%
Segment income	527.1	476.5	417.0	10.6%		14.3%
% of net sales	33.8%	33.2%	31.0%	0.6	pts	2.2	pts
Net sales
The components of the change in Pool net sales were as follows:

	2025 vs 2024	2024 vs 2023
Volume	1.4%	4.1%
Price	5.1	2.9
Core growth	6.5	7.0
Acquisition/Divestiture	2.0	(0.2)
Currency	—	0.1
Total	8.5%	6.9%
The 8.5 percent increase in net sales for Pool in 2025 from 2024 was primarily the result of:
•increased selling prices to mitigate inflationary cost increases;
•increased sales due to the acquisition of G & F Manufacturing completed in the fourth quarter of 2024; and
•increased sales volume due to higher demand compared to the prior year.
Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	2025		2024
Volume/Price/Acquisition/Divestiture	3.8	pts	2.2	pts
Currency	0.1		—
Inflation	(3.9)		(1.7)
Productivity	0.6		1.7
Total	0.6	pts	2.2	pts
The 0.6 percentage point increase in segment income for Pool as a percentage of net sales in 2025 from 2024 was primarily the result of:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity, mainly driven by transformation initiatives.
This increase was partially offset by:
•inflationary cost increases, including higher tariffs, certain raw materials and labor costs; and
•productivity eases during the second half of 2025 due to investments in growth initiatives.

BACKLOG OF ORDERS BY SEGMENT

	December 31
In millions	2025	2024	$ Change	% Change
Flow	$387.2	$352.3	$34.9	9.9%
Water Solutions	53.2	68.9	(15.7)	(22.8)%
Pool	127.1	190.0	(62.9)	(33.1)%
Total	$567.5	$611.2	$(43.7)	(7.1)%
The majority of our backlog is short cycle in nature with shipments within one year from when a customer places an order, and a substantial portion of our revenues has historically resulted from orders received and products delivered in the same month. A portion of our backlog, particularly from orders for major capital projects, can take more than one year from order to delivery depending on the size and type of order. We record, as part of our backlog, all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our 2026 net sales. The decrease in our overall backlog from the prior year was primarily driven by timing of delivery of orders associated with certain advance sale (“early buy”) programs within our Pool segment.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2025 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter of 2025 as the seasonality of our businesses peaked and generated significant cash to fund our operations. In the second half of 2025, we funded our operations using our strong cash flow and revolving credit facility.
End-user demand for pool equipment in the Pool segment, water solution products in the Water Solutions segment, and residential water supply and agricultural products within the Flow segment follows warm weather trends, with seasonal highs ranging from April to September. The magnitude of the sales spike has historically been partially mitigated by employing advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by temperature, heavy flooding and droughts.
On September 17, 2025, as part of our Flow reportable segment, we completed the acquisition of Hydra-Stop, LLC (“Hydra-Stop”) for $292.1 million in cash, net of cash acquired, and subject to customary adjustments. Hydra-Stop manufactures specialty insertion valves, line stop fittings and installation equipment. We funded the purchase price for this acquisition with cash on hand and borrowings on our revolving credit facility.
Summary of Cash Flows

	Years ended December 31
In millions	2025	2024	2023
Cash provided by (used for):
Operating activities of continuing operations	$814.8	$766.9	$620.8
Investing activities	(404.5)	(187.6)	(85.4)
Financing activities	(402.5)	(636.7)	(468.1)
Operating activities
In 2025, net cash provided by operating activities of continuing operations primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization and asset impairment, of $816.3 million.

In 2024, net cash provided by operating activities of continuing operations primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization and asset impairment, of $757.8 million.
Investing activities
Net cash used for investing activities in 2025 primarily reflects net cash paid of $292.1 million for the Hydra-Stop acquisition, capital expenditures of $68.8 million, cash paid upon the settlement of net investment hedges of $28.9 million and the purchase of investments of $18.0 million.
Net cash used for investing activities in 2024 primarily reflects net cash paid of $108.0 million for the acquisition of G & F Manufacturing, capital expenditures of $74.4 million and cash paid upon the settlement of net investment hedges of $5.8 million.
Financing activities
In 2025, net cash used for financing activities primarily relates to the repayment of $250.0 million toward the remaining principal under the Term Loan Facility (as defined below), a $19.3 million repayment of senior notes, share repurchases of $225.0 million and dividend payments of $164.3 million, partially offset by net borrowings of revolving long-term debt of $268.2 million.
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
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2025	2024	2023
Net cash provided by operating activities of continuing operations	$814.8	$766.9	$620.8
Capital expenditures of continuing operations	(68.8)	(74.4)	(76.0)
Proceeds from sale of property and equipment of continuing operations	2.4	0.6	5.6
Free cash flow from continuing operations	$748.4	$693.1	$550.4
Net cash used for operating activities of discontinued operations	—	(0.2)	(1.6)
Free cash flow	$748.4	$692.9	$548.8
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
As of December 31, 2025, total availability under the Senior Credit Facility was $622.3 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of December 31, 2025, the remaining obligation of $575.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.0 million, of which there were no outstanding borrowings at December 31, 2025. Borrowings under these credit facilities bear interest at variable rates.
As of December 31, 2025, we had $75.4 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (“the 2020 Authorization”). The 2020 Authorization expired on December 31, 2025. In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion (the “2025 Authorization”). The 2025 Authorization supplemented the 2020 Authorization and expires on December 31, 2028.
During the year ended December 31, 2024, we repurchased 1.6 million of our ordinary shares for $150.0 million under the 2020 Authorization. During the year ended December 31, 2025, we repurchased 2.3 million of our ordinary shares for $225.0 million under the 2020 Authorization. As of December 31, 2025, we had $1.0 billion available for share repurchases under the 2025 Authorization.
Dividends
On December 15, 2025, the Board of Directors approved a regular quarterly cash dividend of $0.27 per share that was paid on February 6, 2026 to shareholders of record at the close of business on January 23, 2026. This dividend reflects an 8 percent increase in the Company’s regular cash dividend rate. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $44.1 million at December 31, 2025. Dividends paid per ordinary share were $1.00, $0.92 and $0.88 for the years ended December 31, 2025, 2024 and 2023, respectively.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). Our distributable reserve balance was $6.4 billion and $6.8 billion as of December 31, 2025 and 2024, respectively.
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

The following table presents summarized financial information as of December 31, 2025 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	December 31, 2025
Current assets (1)	$3.1
Noncurrent assets (2)	2,503.6
Current liabilities (3)	2,310.8
Noncurrent liabilities (4)	1,853.8
(1) No assets due from non-guarantor subsidiaries were included.
(2) Includes assets due from non-guarantor subsidiaries of $2,503.6 million.
(3) Includes liabilities due to non-guarantor subsidiaries of $2,235.8 million.
(4) Includes liabilities due to non-guarantor subsidiaries of $171.4 million.
The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.
Material Cash Requirements From Contractual Obligations and Commitments
We expect to continue to have sufficient cash and borrowing capacity to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability to meet our short-term and long-term cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities. The following summarizes our material cash requirements from significant contractual obligations and purchase commitments that impact our liquidity as of December 31, 2025:

In millions	Next Twelve Months	Greater Than Twelve Months	Total
Debt obligations (Note 8)	$—	$1,652.7	$1,652.7
Interest obligations on fixed-rate debt	41.6	195.6	237.2
Operating lease obligations, net of sublease rentals (Note 15)	35.0	113.2	148.2
Pension and other post-retirement plan benefit payments (Note 11)	8.8	71.4	80.2
Other purchase obligations	55.5	16.5	72.0
Total contractual obligations, net	$140.9	$2,049.4	$2,190.3
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
In addition to the significant contractual obligations described above, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2025, variable interest rate debt was $852.7 million at a weighted average interest rate of 5.03%. Inclusive of our interest rate swaps and collars, our weighted average interest rate on our variable rate debt was 5.01% as of December 31, 2025. Refer to ITEM 8, Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our interest rate swaps and collars.

The total gross liability for uncertain tax positions at December 31, 2025 was estimated to be $6.7 million. We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2025, we had recorded $3.5 million related to the possible payment of interest and recorded no liabilities for the possible payment of penalties.
COMMITMENTS AND CONTINGENCIES
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, regulatory or contractual disputes with suppliers, authorities, customers or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability; matters arising from the use or installation of our products; consumer matters; and employment and labor matters.
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
As of December 31, 2025 and 2024, the outstanding value of bonds, letters of credit and bank guarantees totaled $115.0 million and $102.1 million, respectively.
NEW ACCOUNTING STANDARDS
See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K, for information pertaining to accounting standards recently adopted or to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, the terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:
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
During 2025 and 2024, a qualitative assessment was performed. As a result, it was determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Therefore, a quantitative assessment was not required. Factors considered in the analysis included the 2023 discounted cash flow fair value assessment of the reporting units and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount.
Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge of $30.9 million was recorded in 2025 related to the write-off of a definite-lived customer relationship intangible asset resulting from a business exit within our Water Solutions segment during the second quarter of 2025. The impairment charge was recorded in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. No impairment charges associated with identifiable intangibles with finite lives were recognized in 2024 or 2023.
Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test the first day of the fourth quarter each year for those identifiable assets not subject to amortization. The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy. No impairment charges were recognized in 2025, 2024 or 2023 as a result of our annual impairment assessment.

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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim re-measurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in pre-tax losses of $2.4 million and $6.1 million in 2025 and 2023, respectively, and a pre-tax gain of $5.3 million in 2024. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2026.
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
Interest rate risk
Our debt portfolio as of December 31, 2025, was comprised of debt denominated in U.S. dollars. This debt portfolio is comprised of 48% fixed-rate debt and 52% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2025, a 100 basis point increase or decrease in interest rates would result in approximately a $38 million decrease or a $40 million increase in fair value of total fixed-rate debt outstanding, respectively.
We manage our exposure to certain interest rate risks related to our variable-rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable-rate debt. As of December 31, 2025, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges. Refer to ITEM 8, Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our interest rate swaps and collars.
A 100 basis point fluctuation in interest rates associated with our variable-rate debt as of December 31, 2025, inclusive of our interest rate swaps and collars, would result in an approximately $6 million increase or decrease in interest incurred.
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
From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. At December 31, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $23.2 million. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive loss and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings.
At December 31, 2025, we had outstanding cross currency swap agreements with a combined notional amount of $1.1 billion. The cross currency swap agreements are accounted for as either cash flow hedges to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The currency risk related to the cross currency swap agreements is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. A 10% appreciation or a 10% depreciation of the U.S. dollar relative to the Euro would result in a change in accumulated other comprehensive income of approximately $80 million. However, the change in other comprehensive income would be offset by decreases or increases in the hedged items on our balance sheet.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. That attestation report is set forth immediately following this management report.

John L. Stauch	Robert P. Fishman
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
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
February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pentair plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, cash flows and changes in equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill – Impairment Assessment — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated goodwill balance was $3,538.1 million as of December 31, 2025. Management performs a goodwill impairment test annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill may be impaired. Management compares the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. In 2025, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit exceeds its carrying value. As disclosed by management, the qualitative analysis considered the results of the most recent discounted cash flow fair value assessment of the reporting units and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. After completing the qualitative assessment, the Company determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values; therefore, no quantitative assessment was required.

The principal consideration for our determination that performing procedures relating to the goodwill impairment test for a reporting unit with a carrying value of $1,052.1 million within the Water Solutions reportable segment as a critical audit matter is due to: i) a high degree of auditor judgment, subjectivity, and effort in performing procedures to assess management's significant assumptions related to evaluation of potential triggering events within the reporting unit that could have a significant effect on the Company's qualitative assessment; ii) the determination of whether further quantitative analysis of goodwill impairment was required; and iii) the audit effort that involved the use of professionals with specialized skill and knowledge.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating the Company's qualitative goodwill impairment assessment for the reporting unit included the following, among others:
•Evaluated the design and implementation and tested the operating effectiveness of certain internal controls related to the evaluation of goodwill impairment. This included a control related to the Company's assessment of potential goodwill triggering events.
•Considered macroeconomic conditions, including tariffs, gross domestic product and inflation by key regions around the world for negative indicators.
•Evaluated information from analyst reports in the water and manufacturing industries, which were compared to industry and market considerations used by the Company.
•Analyzed information including the financial performance of the reporting unit, the Company's market capitalization, and other entity and reporting-unit specific events.
•With the assistance of our fair value specialists, we assessed the appropriateness and mathematical accuracy of the discount rate (i.e., weighted average cost of capital (“WACC”)) calculations for the reporting unit.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 24, 2026

We have served as the Company’s auditor since 1977.

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per-share data	2025	2024	2023
Net sales	$4,176.0	$4,082.8	$4,104.5
Cost of goods sold	2,485.7	2,484.0	2,585.3
Gross profit	1,690.3	1,598.8	1,519.2
Selling, general and administrative	736.9	701.4	680.2
Research and development	95.9	93.6	99.8
Operating income	857.5	803.8	739.2
Other expense (income)
Loss on sale of business	26.3	—	—
Net interest expense	69.4	88.6	118.3
Other expense (income)	5.3	(3.7)	2.0
Income from continuing operations before income taxes	756.5	718.9	618.9
Provision (benefit) for income taxes	107.0	93.3	(4.0)
Net income from continuing operations	649.5	625.6	622.9
Income (loss) from discontinued operations, net of tax	4.3	(0.2)	(0.2)
Net income	$653.8	$625.4	$622.7
Comprehensive income, net of tax
Net income	$653.8	$625.4	$622.7
Changes in cumulative translation adjustment	93.3	(65.8)	24.0
Changes in market value of derivative financial instruments, net of tax	(84.9)	33.6	(29.4)
Comprehensive income	$662.2	$593.2	$617.3
Earnings per ordinary share
Basic
Continuing operations	$3.96	$3.78	$3.77
Discontinued operations	0.03	—	—
Basic earnings per ordinary share	$3.99	$3.78	$3.77
Diluted
Continuing operations	$3.93	$3.74	$3.75
Discontinued operations	0.03	—	—
Diluted earnings per ordinary share	$3.96	$3.74	$3.75
Weighted average ordinary shares outstanding
Basic	164.1	165.6	165.1
Diluted	165.5	167.1	166.3

See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2025	2024
Assets
Current assets
Cash and cash equivalents	$101.6	$118.7
Accounts receivable, net of allowances of $6.8 and $9.1, respectively	673.2	565.2
Inventories	632.6	610.9
Other current assets	134.4	141.3
Total current assets	1,541.8	1,436.1
Property, plant and equipment, net	376.8	358.8
Other assets
Goodwill	3,538.1	3,286.6
Intangibles, net	1,073.3	1,033.8
Other non-current assets	338.8	331.2
Total other assets	4,950.2	4,651.6
Total assets	$6,868.8	$6,446.5
Liabilities and Equity
Current liabilities
Current maturities of short-term borrowings	$—	$9.3
Accounts payable	301.5	272.8
Employee compensation and benefits	120.1	116.2
Other current liabilities	537.7	496.8
Total current liabilities	959.3	895.1
Other liabilities
Long-term debt	1,638.6	1,638.7
Pension and other post-retirement compensation and benefits	58.8	61.6
Deferred tax liabilities	47.5	44.4
Other non-current liabilities	295.4	243.8
Total liabilities	2,999.6	2,883.6
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 163.2 and 164.8 issued at December 31, 2025 and 2024, respectively	1.7	1.7
Additional paid-in capital	1,313.1	1,501.7
Retained earnings	2,822.6	2,336.1
Accumulated other comprehensive loss	(268.2)	(276.6)
Total equity	3,869.2	3,562.9
Total liabilities and equity	$6,868.8	$6,446.5
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2025	2024	2023
Operating activities
Net income	$653.8	$625.4	$622.7
(Income) loss from discontinued operations, net of tax	(4.3)	0.2	0.2
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(1.0)	(1.9)	(2.8)
Depreciation	59.6	60.3	59.5
Amortization	58.1	54.3	55.3
Deferred income taxes	(4.3)	(11.4)	(92.5)
Loss on sale of business	26.3	—	—
Share-based compensation	37.0	39.7	29.1
Asset impairment and write-offs	49.1	17.6	7.9
Pension and other post-retirement expense	6.9	0.1	12.1
Pension and other post-retirement contributions	(10.6)	(12.0)	(8.7)
Gain on sale of assets	—	—	(3.4)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(93.1)	(11.2)	(24.4)
Inventories	(36.9)	53.6	109.6
Other current assets	(0.7)	14.1	(29.1)
Accounts payable	20.5	(3.7)	(75.1)
Employee compensation and benefits	(3.7)	(5.0)	17.2
Other current liabilities	26.1	(48.7)	(59.5)
Other non-current assets and liabilities	32.0	(4.5)	2.7
Net cash provided by operating activities of continuing operations	814.8	766.9	620.8
Net cash used for operating activities of discontinued operations	—	(0.2)	(1.6)
Net cash provided by operating activities	814.8	766.7	619.2
Investing activities
Capital expenditures	(68.8)	(74.4)	(76.0)
Purchase of investments	(18.0)	—	—
Proceeds from sale of property and equipment	2.4	0.6	5.6
Payments upon the settlement of net investment hedges	(28.9)	(5.8)	(18.5)
Acquisitions, net of cash acquired	(292.1)	(108.0)	(0.6)
Other	0.9	—	4.1
Net cash used for investing activities	(404.5)	(187.6)	(85.4)
Financing activities
Net (repayments) receipts of short-term borrowings	(9.3)	9.3	—
Net borrowings (repayments) of revolving long-term debt	268.2	9.5	(320.0)
Repayments of long-term debt	(269.3)	(362.5)	(12.5)
Debt issuance costs	(2.2)	—	—
Shares issued to employees, net of shares withheld	(0.6)	18.4	9.6
Repurchases of ordinary shares	(225.0)	(150.0)	—
Dividends paid	(164.3)	(152.3)	(145.2)
Payments upon the settlement of cross currency swaps	—	(9.1)	—
Net cash used for financing activities	(402.5)	(636.7)	(468.1)
Effect of exchange rate changes on cash and cash equivalents	(24.9)	6.0	(4.3)
Change in cash and cash equivalents	(17.1)	(51.6)	61.4
Cash and cash equivalents, beginning of year	118.7	170.3	108.9
Cash and cash equivalents, end of year	$101.6	$118.7	$170.3

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$79.8	$145.6	$146.4
Cash paid for income taxes, net	86.9	121.0	120.0

See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Number	Amount
Balance - December 31, 2022	164.5	$1.7	$1,554.9	$1,390.5	$(239.0)	$2,708.1
Net income	—	—	—	622.7	—	622.7
Other comprehensive loss, net of tax	—	—	—	—	(5.4)	(5.4)
Dividends declared	—	—	—	(147.0)	—	(147.0)
Exercise of options, net of shares tendered for payment	0.4	—	18.3	—	—	18.3
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.7)	—	—	(8.7)
Share-based compensation	—	—	29.1	—	—	29.1
Balance - December 31, 2023	165.3	$1.7	$1,593.6	$1,866.2	$(244.4)	$3,217.1
Net income	—	—	—	625.4	—	625.4
Other comprehensive loss, net of tax	—	—	—	—	(32.2)	(32.2)
Dividends declared	—	—	—	(155.5)	—	(155.5)
Share repurchases	(1.6)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.8	—	28.8	—	—	28.8
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(10.4)	—	—	(10.4)
Share-based compensation	—	—	39.7	—	—	39.7
Balance - December 31, 2024	164.8	$1.7	$1,501.7	$2,336.1	$(276.6)	$3,562.9
Net income	—	—	—	653.8	—	653.8
Other comprehensive income, net of tax	—	—	—	—	8.4	8.4
Dividends declared	—	—	—	(167.3)	—	(167.3)
Share repurchases	(2.3)	—	(225.0)	—	—	(225.0)
Exercise of options, net of shares tendered for payment	0.4	—	9.5	—	—	9.5
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(10.1)	—	—	(10.1)
Share-based compensation	—	—	37.0	—	—	37.0
Balance - December 31, 2025	163.2	$1.7	$1,313.1	$2,822.6	$(268.2)	$3,869.2
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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 92.4%, 91.2% and 90.6% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 7.6%, 8.8% and 9.4% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract, and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the

Pentair plc and Subsidiaries
Notes to consolidated financial statements

cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
On December 31, 2025, we had $134.0 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Contract assets and liabilities consisted of the following:

	December 31
In millions	2025	2024	$ Change	% Change
Contract assets	$53.9	$46.7	$7.2	15.4%
Contract liabilities	42.8	38.8	4.0	10.3%
Net contract assets	$11.1	$7.9	$3.2	40.5%
The $3.2 million increase in net contract assets from December 31, 2024 to December 31, 2025 was primarily the result of timing of milestone payments. Approximately 95% of our contract liabilities at December 31, 2024 were recognized in revenue during the twelve months ended December 31, 2025. There were no impairment losses recognized on our net contract assets for the twelve months ended December 31, 2025 and December 31, 2024.
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Years ended December 31
In millions	2025	2024	2023
U.S.	$2,938.1	$2,833.6	$2,835.9
Western Europe	496.0	493.3	471.9
Developing (1)	507.8	527.2	558.0
Other Developed (2)	234.1	228.7	238.7
Consolidated net sales (3)	$4,176.0	$4,082.8	$4,104.5
(1) Developing primarily includes China, Latin America, the Middle East and Southeast Asia.
(2) Other Developed primarily includes Australia and Canada.
(3) Net sales in Ireland, for each of the years presented, were not material.
Vertical market net sales information was as follows:

	Years ended December 31
In millions	2025	2024	2023
Residential	$2,389.1	$2,191.5	$2,134.0
Commercial	1,003.2	1,117.2	1,177.2
Industrial	783.7	774.1	793.3
Consolidated net sales	$4,176.0	$4,082.8	$4,104.5
Research and development
We conduct research and development (“R&D”) activities primarily in our own facilities, which mostly consist of development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2025, 2024 and 2023 were $95.9 million, $93.6 million and $99.8 million, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Cash equivalents
We consider highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.
Trade receivables and concentration of credit risk
We record an allowance for credit losses, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for credit losses are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers’ financial condition, and historical collection experience as well as reasonable and supportable forecasts of future economic conditions. We review our allowance for credit losses on a quarterly basis. Write-offs are recorded at the time all collection efforts have been exhausted. We generally do not require collateral.
The following table summarizes the activity in the allowance for credit losses:

	Years ended December 31
In millions	2025	2024	2023
Beginning balance	$9.1	$11.2	$10.8
Bad debt (benefit) expense	(0.8)	(0.2)	0.7
Acquisitions	0.4	—	—
Write-offs, net of recoveries	(2.0)	(1.4)	(0.7)
Other (1)	0.1	(0.5)	0.4
Ending balance	$6.8	$9.1	$11.2
(1) Other amounts are primarily the effects of changes in currency translations and the impact of allowance for credits.
Inventories
Inventories are stated at the lower of cost or net realizable value with substantially all inventories recorded using the first-in, first-out (“FIFO”) cost method. In 2025 and 2024, we recorded inventory impairment of $17.1 million and $11.3 million, respectively, as a result of restructuring and transformation activities. The impairment charges were recorded in Cost of goods sold in our Consolidated Statements of Operations and Comprehensive Income. No material inventory impairment charges were recorded in 2023.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2025	2024
U.S.	$235.1	$225.0
Western Europe	83.2	76.0
Developing (1)	48.9	48.2
Other Developed (2)	9.6	9.6
Consolidated (3)	$376.8	$358.8
(1) Developing primarily includes China, Latin America and Southeast Asia.
(2) Other Developed primarily includes Australia.
(3) Property, plant and equipment, net in Ireland, for each of the years presented, were not material.
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No material long-lived asset impairment charges were recorded in 2025, 2024 or 2023.
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
As a result of the qualitative assessments performed during 2025 and 2024, it was determined that it was more likely than not that the fair value of the reporting units exceeded their respective carrying values. Therefore, a quantitative assessment was not required. Factors considered in the analysis included the 2023 discounted cash flow fair value assessment of the reporting units and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market capitalization, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability. We also consider the extent to which each of the adverse events and circumstances identified affect the comparison of the respective reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the respective reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value exceeds the carrying amount.
Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge of $30.9 million was recorded in 2025 related to the write-off of a definite-lived customer relationship intangible asset resulting from a business exit within our Water Solutions segment during the second quarter of 2025. The impairment charge was recorded in Selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. No impairment charges associated with identifiable intangibles with finite lives were recognized in 2024 or 2023.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test the first day of the fourth quarter each year for those identifiable assets not subject to amortization. The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy. No impairment charges were recognized in 2025, 2024 or 2023 as a result of our annual impairment assessment.
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
Insurance subsidiary
A portion of our property and casualty insurance program is insured through our regulated wholly owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2025 and 2024, reserves for policy claims were $70.8 million, of which $18.0 million was included in Other current liabilities and $52.8 million was included in Other non-current liabilities, and $68.6 million, of which $13.0 million was included in Other current liabilities and $55.6 million was included in Other non-current liabilities, respectively.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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

New and recently adopted accounting standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures,” which requires new and enhanced disclosures primarily related to income taxes paid and the effective tax rate reconciliation. We adopted the standard prospectively beginning with our annual reporting for the year ended December 31, 2025. Refer to Note 10 for further information on our income taxes.
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

2.    Acquisitions
On September 17, 2025, as part of our Flow reportable segment, we completed the acquisition of Hydra-Stop, LLC for $292.1 million in cash, net of cash acquired, and subject to customary adjustments. The excess purchase price over tangible and identifiable intangible net assets acquired has been preliminarily allocated to goodwill in the amount of $169.2 million, all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired include $112.0 million of definite-lived customer relationships with an estimated useful life of 18 years and $6.2 million of definite-lived proprietary technology intangible assets with an estimated useful life of 7 years. The pro forma impact of the acquisition was not material.
In December 2024, as part of our Pool reportable segment, we completed the acquisition of G & F Manufacturing, LLC for $116.0 million in cash, net of cash acquired. The net purchase price was comprised of an upfront cash payment of $108.0 million, and the estimated fair value at the acquisition date of contingent earn-out liabilities based upon the achievement of certain defined operating results in the two years following the acquisition. The excess purchase price over tangible and identifiable intangible net assets acquired has been allocated to goodwill in the amount of $56.6 million, all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired consisted of $51.6 million of definite-lived customer relationships with an estimated useful life of 16 years. The pro forma impact of the acquisition was not material.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

3.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2025	2024	2023
Net income	$653.8	$625.4	$622.7
Net income from continuing operations	$649.5	$625.6	$622.9
Weighted average ordinary shares outstanding
Basic	164.1	165.6	165.1
Dilutive impact of stock options and restricted stock awards	1.4	1.5	1.2
Diluted	165.5	167.1	166.3
Earnings per ordinary share
Basic
Continuing operations	$3.96	$3.78	$3.77
Discontinued operations	0.03	—	—
Basic earnings per ordinary share	$3.99	$3.78	$3.77
Diluted
Continuing operations	$3.93	$3.74	$3.75
Discontinued operations	0.03	—	—
Diluted earnings per ordinary share	$3.96	$3.74	$3.75
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.1	0.1	0.3

4.    Restructuring and Transformation Program
We have a program designed to accelerate growth and drive margin expansion through transformation of our business model to drive operational excellence, reduce complexity and streamline our processes (the “Transformation Program”). The Transformation Program is structured in multiple phases and is expected to empower us to work more efficiently and optimize our business to better serve our customers while meeting our financial objectives.
During 2025, 2024 and 2023, we initiated and continued execution of activities associated with our Transformation Program as well as initiated and continued certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring and Transformation Program initiatives during the years ended December 31, 2025, 2024 and 2023 included a reduction in hourly and salaried headcount of approximately 325 employees, 575 employees and 475 employees, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income included the following:

	Years ended December 31
In millions	2025	2024	2023
Restructuring Initiatives
Severance and related costs	$27.4	$34.5	$8.2
Asset impairment and write-offs (1)	2.0	9.9	3.8
Other restructuring costs and related adjustments (2)	7.3	(0.9)	(6.0)
Total restructuring costs	36.7	43.5	6.0
Transformation Program
Severance and related costs	—	0.7	6.9
Asset impairment and write-offs (1)	16.2	7.7	0.4
Other transformation costs (3)	40.8	51.4	37.4
Total transformation costs	57.0	59.8	44.7
Total restructuring and transformation costs	$93.7	$103.3	$50.7
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
Restructuring and transformation costs by reportable segment as well as Corporate and other were as follows:

	Years ended December 31
In millions	2025	2024	2023
Flow	$19.7	$15.5	$3.4
Water Solutions	16.7	19.4	(0.1)
Pool	13.4	15.7	9.1
Corporate and other	43.9	52.7	38.3
Total restructuring and transformation costs	$93.7	$103.3	$50.7
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2025	2024
Beginning balance	$18.7	$13.4
Costs incurred	27.4	35.2
Cash payments and other	(32.1)	(29.9)
Ending balance	$14.0	$18.7

Pentair plc and Subsidiaries
Notes to consolidated financial statements

5.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 by reportable segment were as follows:

In millions	December 31, 2024	Acquisitions	Foreign currency translation	December 31, 2025
Flow	$730.4	$169.2	$67.9	$967.5
Water Solutions	1,392.7	—	14.4	1,407.1
Pool	1,163.5	—	—	1,163.5
Total goodwill	$3,286.6	$169.2	$82.3	$3,538.1

In millions	December 31, 2023	Acquisitions	Foreign currency translation	December 31, 2024
Flow	$767.1	$—	$(36.7)	$730.4
Water Solutions	1,400.6	—	(7.9)	1,392.7
Pool	1,106.9	56.6	—	1,163.5
Total goodwill	$3,274.6	$56.6	$(44.6)	$3,286.6
There has been no impairment of goodwill for any of the years presented.
Identifiable intangible assets consisted of the following at December 31:

	2025			2024
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,166.0	$(389.4)	$776.6	$1,146.5	$(400.2)	$746.3
Proprietary technology and patents	82.4	(41.6)	40.8	88.8	(48.4)	40.4
Total definite-life intangibles	1,248.4	(431.0)	817.4	1,235.3	(448.6)	786.7
Indefinite-life intangibles
Trade names	255.9	—	255.9	247.1	—	247.1
Total intangibles	$1,504.3	$(431.0)	$1,073.3	$1,482.4	$(448.6)	$1,033.8
Identifiable intangible asset amortization expense in 2025, 2024 and 2023 was $58.1 million, $54.3 million and $55.3 million, respectively.
An impairment charge of $30.9 million was recorded in 2025 related to the write-off of a definite-lived customer relationship intangible asset resulting from a business exit within our Water Solutions segment during the second quarter of 2025. The impairment charge was recorded in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. No impairment charge was recorded for identifiable intangible assets in 2024 or 2023.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2026	2027	2028	2029	2030
Estimated amortization expense	$61.6	$60.3	$57.6	$57.2	$56.6

Pentair plc and Subsidiaries
Notes to consolidated financial statements

6.    Supplemental Balance Sheet Information

	December 31
In millions	2025	2024
Inventories
Raw materials and supplies	$311.7	$315.8
Work-in-process	88.8	88.4
Finished goods	232.1	206.7
Total inventories	$632.6	$610.9
Other current assets
Cost in excess of billings	$53.9	$46.7
Prepaid expenses	66.2	51.0
Other current assets	14.3	43.6
Total other current assets	$134.4	$141.3
Property, plant and equipment, net
Land and land improvements	$33.2	$31.3
Buildings and leasehold improvements	241.2	217.9
Machinery and equipment	702.7	675.8
Capitalized software	98.2	92.2
Construction in progress	45.1	51.1
Total property, plant and equipment	1,120.4	1,068.3
Accumulated depreciation and amortization	743.6	709.5
Total property, plant and equipment, net	$376.8	$358.8
Other non-current assets
Right-of-use lease assets	$115.3	$116.1
Deferred income taxes	134.2	129.6
Deferred compensation plan assets	32.3	29.4
Other non-current assets	57.0	56.1
Total other non-current assets	$338.8	$331.2
Other current liabilities
Dividends payable	$44.1	$41.2
Accrued warranty	69.8	67.2
Accrued rebates and incentives	180.3	176.7
Accrued freight	14.9	18.4
Billings in excess of cost	37.4	33.8
Current lease liability	28.5	26.3
Income taxes payable	26.8	28.8
Accrued restructuring	14.0	18.7
Interest payable	22.5	5.5
Other current liabilities	99.4	80.2
Total other current liabilities	$537.7	$496.8
Other non-current liabilities
Long-term lease liability	$98.8	$92.8
Income taxes payable	8.5	8.1
Self-insurance liabilities	52.8	55.6
Deferred compensation plan liabilities	32.3	29.4
Foreign currency and interest rate contract liabilities	69.0	16.3
Other non-current liabilities	34.0	41.6
Total other non-current liabilities	$295.4	$243.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.    Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss consist of the following:

	December 31
In millions	2025	2024
Cumulative translation adjustments	$(229.0)	$(322.3)
Market value of derivative financial instruments, net of tax	(39.2)	45.7
Accumulated other comprehensive loss	$(268.2)	$(276.6)

8.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity Year	December 31
	December 31, 2025		2025	2024
Revolving credit facility (Senior Credit Facility)	4.852%	2030	$277.7	$9.5
Term Loan Facility	5.114%	2027	575.0	825.0
Senior notes - fixed rate (1)	N/A	2025	—	19.3
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Other	N/A	2025	—	9.3
Unamortized debt issuance costs and discounts	N/A	N/A	(14.1)	(15.1)
Total debt			1,638.6	1,648.0
Less: Current maturities of short-term borrowings			—	9.3
Long-term debt			$1,638.6	$1,638.7

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
As of December 31, 2025, total availability under the Senior Credit Facility was $622.3 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of December 31, 2025, the remaining obligation of $575.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.

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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.0 million, of which there were no outstanding borrowings at December 31, 2025. Borrowings under these credit facilities bear interest at variable rates.
We have no senior notes maturing in the next twelve months.
Debt outstanding, excluding unamortized issuance costs and discounts, at December 31, 2025 matures on a calendar year basis as follows:

In millions	2026	2027	2028	2029	2030	Thereafter	Total
Contractual debt obligation maturities	$—	$575.0	$—	$400.0	$277.7	$400.0	$1,652.7
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
At December 31, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $23.2 million. At December 31, 2024, there were no outstanding foreign currency derivative contracts. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At December 31, 2025 and 2024, we had outstanding cross currency swap agreements with a combined notional amount of $1.1 billion and $728.5 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. As of December 31, 2025 and 2024, we had deferred foreign currency losses of $68.0 million and $13.8 million, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
In December 2025, €150 million of our cross currency swap agreements matured, resulting in a net cash payment of $28.4 million, of which $28.9 million is included in investing activities and $0.5 million of interest income is included within operating activities on the Consolidated Statements of Cash Flows. Subsequent to the termination, we entered into new cross currency swap agreements with euro notional amounts matching the original swap agreements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In October 2025, we entered into a new cross currency swap agreement with a notional amount of €212 million, designated as a cash flow hedge, which will hedge the cash flows related to foreign currency exchange rate fluctuations on intercompany debt.
In December 2024, a cross currency swap agreement, which was accounted for as a cash flow hedge, matured, resulting in a net cash payment of $8.3 million, of which $9.1 million is included within financing activities and $0.8 million of interest income is included within operating activities on the Consolidated Statements of Cash Flows.
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
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable-rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable-rate debt. As of December 31, 2025, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges.
Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Consolidated Balance Sheets. We had an unrealized loss of $0.2 million at December 31, 2025 and an unrealized gain of $1.9 million at December 31, 2024, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.
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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2025		2024
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$852.7	$852.7	$843.8	$843.8
Fixed rate debt	800.0	828.2	819.3	814.3
Total debt	$1,652.7	$1,680.9	$1,663.1	$1,658.1

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	December 31, 2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Recurring fair value measurements
Interest rate contract liabilities	$—	$(0.2)	$—	$—	$(0.2)
Foreign currency contract liabilities	—	(68.8)	—	—	(68.8)
Deferred compensation plan assets	32.3	—	—	—	32.3
Contingent earn-out liabilities	—	—	(8.0)	—	(8.0)
Total recurring fair value measurements	$32.3	$(69.0)	$(8.0)	$—	$(44.7)
Nonrecurring fair value measurements (1)
1) During the year ended December 31, 2025, we recorded an impairment charge on a definite-lived customer relationship intangible asset of $30.9 million. We determined the value using unobservable inputs and wrote the balance of the definite-lived intangible asset to zero. The impairment charge was recorded in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

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
In December 2024, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”). In conjunction with the acquisition of G & F Manufacturing, we recorded an estimated fair value of $8.0 million of contingent earn-out liabilities, which are considered Level 3 under our fair value hierarchy. The recorded fair value of the associated contingent earn-out liabilities was reviewed as of December 31, 2025, with no change in fair value. The fair value of the contingent earn-out liabilities will be re-measured for each reporting period until resolution of the contingent earn-out payments, and any resulting changes to fair value would be recorded in earnings.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

10.    Income Taxes
Income from continuing operations before income taxes consisted of the following:

	Years ended December 31
In millions	2025	2024	2023
Federal (1)	$1.5	$1.9	$(9.9)
International (2)	755.0	717.0	628.8
Income from continuing operations before income taxes	$756.5	$718.9	$618.9
(1) “Federal” reflects United Kingdom (“U.K.”) income (loss) from continuing operations before income taxes, given U.K. tax residency.
(2) “International” reflects non-U.K. income from continuing operations before income taxes.
The provision (benefit) for income taxes consisted of the following:

	Years ended December 31
In millions	2025	2024	2023
Currently payable (receivable)
Federal (1)	$2.1	$3.0	$—
International (2)	109.2	101.7	88.5
Total current taxes	111.3	104.7	88.5
Deferred
International (2)	(4.3)	(11.4)	(92.5)
Total deferred taxes	(4.3)	(11.4)	(92.5)
Total provision (benefit) for income taxes	$107.0	$93.3	$(4.0)
(1) “Federal” represents U.K. taxes.
(2) “International” represents non-U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate by amount (in millions) and percent for the year ended December 31, 2025 were as follows:

	Year ended December 31, 2025
	Amounts	Percentages
Tax at U.K. federal statutory rate	$189.1	25.0%
Foreign tax effects
Switzerland
Statutory tax rate difference between Switzerland and U.K.	(73.1)	(9.7)
Partnership impacts	(23.7)	(3.1)
Cantonal income taxes	9.9	1.3
Other	3.5	0.5
United States
Statutory tax rate difference between U.S. and U.K.	(8.7)	(1.2)
Excess tax benefits on stock-based compensation	(7.8)	(1.0)
State taxes	7.2	0.9
Other	6.2	0.8
Other foreign jurisdictions	2.2	0.3
Other	1.7	0.2
Worldwide changes in prior year unrecognized tax benefits	0.5	0.1
Total	$107.0	14.1%

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Reconciliations of the federal statutory income tax rate to our effective tax rate for the years ended December 31, 2024 and 2023 were as follows:

	Years ended December 31
Percentages	2024	2023
U.K. federal statutory income tax rate (1)	25.0%	23.5%
Tax effect of international operations (2)	(11.5)	(13.2)
Change in valuation allowances	2.0	2.2
Withholding taxes	1.5	—
Excess tax benefits on stock-based compensation	(1.5)	(0.1)
Unrecognized tax benefits	(2.7)	—
Worthless stock deduction	—	(5.0)
Change in tax basis in foreign assets (3)	0.2	(8.0)
Effective tax rate	13.0%	(0.6)%
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
Income taxes paid (net of refunds received) for the year ended December 31, 2025 were as follows:

In millions	Year ended December 31, 2025
Foreign
Australia	$5.8
China	8.1
Germany	13.2
India	13.6
Switzerland	11.0
United States	21.2
Other foreign jurisdictions	14.0
Total	$86.9
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2025	2024	2023
Beginning balance	$6.0	$38.6	$39.6
Gross increases for tax positions in prior periods	1.9	—	0.6
Gross decreases for tax positions in prior periods	(0.2)	(31.5)	(0.2)
Gross increases based on tax positions related to the current year	0.2	0.2	1.6
Gross decreases related to settlements with taxing authorities	(1.2)	(1.3)	(3.0)
Ending balance	$6.7	$6.0	$38.6
We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $6.7 million of total gross unrecognized tax benefits as of December 31, 2025 was $5.4 million of tax benefits that, if recognized, would impact the effective tax rate.
Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2009 to present are under audit by tax authorities in various jurisdictions, including Germany, India, Singapore, the U.S. and various U.S. states. We anticipate that several of these audits may be concluded in the foreseeable future.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. At December 31, 2025 and 2024, we had no liabilities for the possible payment of penalties. At December 31, 2025 and 2024, we had $3.5 million and $3.9 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
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
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2025	2024
Other non-current assets	$134.2	$129.6
Deferred tax liabilities	47.5	44.4
Net deferred tax assets	$86.7	$85.2
The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2025	2024
Deferred tax assets
Accrued liabilities and reserves	$52.0	$54.8
Pension and other post-retirement compensation and benefits	16.6	17.5
Employee compensation and benefits	27.4	27.4
Research and development costs	44.4	36.6
Tax loss and credit carryforwards	728.9	691.4
Interest limitations	231.9	214.0
Total deferred tax assets	1,101.2	1,041.7
Valuation allowance	773.3	739.7
Deferred tax assets, net of valuation allowance	327.9	302.0
Deferred tax liabilities
Property, plant and equipment	11.3	17.1
Goodwill and other intangibles	214.1	177.9
Other liabilities	15.8	21.8
Total deferred tax liabilities	241.2	216.8
Net deferred tax assets	$86.7	$85.2
As of December 31, 2025, tax loss carryforwards of $3,016.5 million were available to offset future income. A valuation allowance of $716.0 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses primarily relate to non-U.S. carryforwards of $2,959.9 million of which $1,793.2 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2026. In addition, there were $56.6 million of U.S. state tax loss carryforwards as of December 31, 2025. U.S. state tax losses of $6.3 million are in jurisdictions with unlimited tax loss carryforward periods, while the remainder will expire in future years through 2045.
Deferred taxes in the amount of $2.3 million have been provided on undistributed earnings of certain subsidiaries. Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. For the year ended December 31, 2025, the impact of Pillar Two on our consolidated financial statements was not material.
On July 4, 2025, the U.S. enacted H.R.1 – One Big Beautiful Bill Act (the “Act”). The Act contains numerous income tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. For the year ended December 31, 2025, the impact of the Act on our consolidated financial statements was not material.
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
Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2025 and 2024:

	Pension plans		Other post-retirement plans
In millions	2025	2024	2025	2024
Change in benefit obligations
Benefit obligation beginning of year	$83.3	$97.5	$6.6	$7.6
Service cost	1.4	1.7	—	—
Interest cost	3.8	3.9	0.3	0.4
Settlement (1)	—	(6.8)	—	—
Curtailment (1)	—	(2.0)	—	—
Actuarial loss (gain) (2)	3.0	(2.7)	0.2	(0.6)
Foreign currency translation	1.6	(1.1)	—	—
Benefits paid	(7.7)	(7.2)	(0.8)	(0.8)
Benefit obligation end of year	$85.4	$83.3	$6.3	$6.6
Change in plan assets
Fair value of plan assets beginning of year	$27.4	$30.5	$—	$—
Actual return on plan assets	1.1	0.6	—	—
Company contributions	9.8	11.2	0.8	0.8
Settlement	—	(6.8)	—	—
Foreign currency translation	1.2	(0.9)	—	—
Benefits paid	(7.7)	(7.2)	(0.8)	(0.8)
Fair value of plan assets end of year	$31.8	$27.4	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(53.6)	$(55.9)	$(6.3)	$(6.6)
(1) The settlement and curtailment in 2024 related to a reduction in headcount in one of our pension plans as a result of ongoing transformation initiatives.
(2) The actuarial loss in 2025 was primarily due to declines in discount rates to reflect economic conditions at December 31, 2025. The actuarial gain in 2024 was primarily due to increases in discount rates to reflect economic conditions at December 31, 2024.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Amounts recorded in the Consolidated Balance Sheets were as follows:

	Pension plans		Other post-retirement plans
In millions	2025	2024	2025	2024
Current liabilities	$(5.9)	$(6.2)	$(0.9)	$(1.0)
Non-current liabilities	(47.7)	(49.7)	(5.4)	(5.6)
Benefit obligations in excess of the fair value of plan assets	$(53.6)	$(55.9)	$(6.3)	$(6.6)
The accumulated benefit obligation for our pension plans was $83.4 million and $82.6 million at December 31, 2025 and 2024, respectively.
Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2025	2024	2025	2024
Projected benefit obligation	$85.4	$83.3	$85.4	$83.3
Fair value of plan assets	31.8	27.4	31.8	27.4
Accumulated benefit obligation	N/A	N/A	83.4	82.6
Components of net periodic benefit expense for our pension plans for the years ended December 31 were as follows:

In millions	2025	2024	2023
Service cost	$1.4	$1.7	$1.7
Interest cost	3.8	3.9	4.1
Expected return on plan assets	(0.6)	(0.6)	(0.8)
Curtailment	—	(2.0)	—
Net actuarial loss (gain)	2.3	(2.9)	7.1
Net periodic benefit expense	$6.9	$0.1	$12.1
Components of net periodic benefit expense and income for our other post-retirement plans for the years ended December 31, 2025, 2024 and 2023, were not material.
Assumptions
The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost as they pertain to our pension and other post-retirement plans.

	Pension plans			Other post-retirement plans
Percentages	2025	2024	2023	2025	2024	2023
Benefit obligation assumptions
Discount rate	4.34%	4.83%	4.26%	4.79%	5.31%	4.84%
Rate of compensation increase	3.74%	3.78%	3.70%	N/A	N/A	N/A
Net periodic benefit expense assumptions
Discount rate	4.83%	4.26%	4.77%	5.31%	4.84%	5.11%
Expected long-term return on plan assets	5.42%	4.36%	4.76%	N/A	N/A	N/A
Rate of compensation increase	3.78%	3.70%	3.80%	N/A	N/A	N/A
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the

Pentair plc and Subsidiaries
Notes to consolidated financial statements

marketplace. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2026.
Expected rates of return
The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Pension plan assets yielded gains of 4.01%, 1.97% and 2.82% in 2025, 2024 and 2023, respectively.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2025	2024
Healthcare cost trend rate assumed for following year	6.8%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.0%
Year the cost trend rate reaches the ultimate trend rate	2035	2035
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
Asset allocation
Our actual overall asset allocation for our pension plans as compared to our investment policy goals as of December 31 was as follows:

	Actual		Target
Percentages	2025	2024	2025	2024
Fixed income	67%	70%	68%	71%
Alternative	32%	29%	32%	29%
Cash	1%	1%	—%	—%
Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Other investments	—	—	10.2	10.2
Total investments at fair value	$0.3	$—	$10.2	$10.5
Investments measured at NAV				21.3
Total				$31.8

	December 31, 2024
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Other investments	—	—	8.0	8.0
Total investments at fair value	$0.3	$—	$8.0	$8.3
Investments measured at NAV				19.1
Total				$27.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Valuation methodologies used for investments measured at fair value were as follows:
•Cash and cash equivalents — Cash consists of investments in an institutional money market fund that permits daily redemption, the fair value of which is based upon the quoted price in active markets and is considered a Level 1 investment.
•Other investments — Other investments include investments in commingled funds with diversified investment strategies. Investments in commingled funds that were valued based on unobservable inputs due to liquidation restrictions were classified as Level 3.
Activity for our Level 3 pension plan assets held during the year ended December 31, 2025 was not material.
Activity for our Level 3 pension plan assets held during the year ended December 31, 2024 was as follows:

In millions	December 31, 2024
Beginning balance	$14.2
Actual return on plan assets	0.5
Company contributions	0.7
Benefits received	0.3
Settlement	(6.8)
Foreign currency translation	(0.9)
Ending balance	$8.0
Cash flows
Contributions
Pension contributions totaled $9.8 million and $11.2 million in 2025 and 2024, respectively. We anticipate our 2026 pension contributions to be approximately $6.5 million. The 2026 expected contributions will equal or exceed our minimum funding requirements.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

In millions	Pension plans	Other post-retirement plans
2026	$7.8	$1.0
2027	8.2	0.9
2028	8.6	0.8
2029	8.2	0.7
2030	7.8	0.6
2031 - 2035	33.3	2.3
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
Our expense for the 401(k) plan, including the ESOP, was $18.7 million, $19.7 million and $19.5 million in 2025, 2024 and 2023, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $38.1 million and $35.7 million as of December 31, 2025 and 2024, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

12.    Shareholders’ Equity
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Share repurchases
In December 2020, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $750.0 million (the “2020 Authorization”). The 2020 Authorization expired on December 31, 2025. In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion (the “2025 Authorization”). The 2025 Authorization supplemented the 2020 Authorization and expires on December 31, 2028.
During the year ended December 31, 2024, we repurchased 1.6 million of our ordinary shares for $150.0 million under the 2020 Authorization. During the year ended December 31, 2025, we repurchased 2.3 million of our ordinary shares for $225.0 million under the 2020 Authorization. As of December 31, 2025, we had $1.0 billion available for share repurchases under the 2025 Authorization.
Dividends payable
On December 15, 2025, the Board of Directors approved a regular quarterly cash dividend of $0.27 per share that was paid on February 6, 2026 to shareholders of record at the close of business on January 23, 2026. This dividend reflects an 8 percent increase in the Company’s regular cash dividend rate. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $44.1 million at December 31, 2025. Dividends paid per ordinary share were $1.00, $0.92 and $0.88 for the years ended December 31, 2025, 2024 and 2023, respectively.

13.    Share Plans
Share-based compensation expense
Total share-based compensation expense for 2025, 2024 and 2023 was as follows:

	December 31
In millions	2025	2024	2023
Stock options	$4.7	$5.3	$4.3
Restricted stock units	14.7	16.1	15.0
Performance share units	17.6	18.3	9.8
Total share-based compensation expense	$37.0	$39.7	$29.1
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
Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2025:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2025	1.7	$50.35
Granted	0.1	100.37
Exercised	(0.5)	43.73
Outstanding as of December 31, 2025	1.3	$57.48	5.6	$60.0
Options exercisable as of December 31, 2025	0.9	$51.43	4.7	$49.3
Options expected to vest as of December 31, 2025	0.4	$73.37	7.8	$10.7
Fair value of options granted
The weighted average grant date fair value of options granted under the 2020 Share Plan in 2025, 2024 and 2023 was estimated to be $36.72, $24.84 and $14.03 per share, respectively. The total intrinsic value of options that were exercised during 2025, 2024 and 2023 was $29.8 million, $32.0 million and $5.3 million, respectively. At December 31, 2025, the total unrecognized compensation cost related to stock options was $2.2 million. This cost is expected to be recognized over a weighted average period of 1.8 years.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	December 31
	2025	2024	2023
Risk-free interest rate	4.12%	4.44%	4.00%
Expected dividend yield	0.98%	1.43%	2.02%
Expected share price volatility	31.10%	30.90%	30.40%
Expected term (years)	6.9	6.5	6.1
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
Cash received from option exercises for the years ended December 31, 2025, 2024 and 2023 was $14.1 million, $28.5 million and $16.0 million, respectively. The tax benefit related to options exercised was $2.6 million, $6.7 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2025:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2025	0.5	$62.93
Granted	0.2	94.37
Vested	(0.3)	62.94
Outstanding as of December 31, 2025	0.4	$77.11
As of December 31, 2025, there was $21.5 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2020 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023, was $15.9 million, $14.9 million and $17.6 million, respectively. The tax benefit related to restricted stock units vested was $3.4 million for the years ended December 31, 2025 and 2024, and $2.7 million for the year ended December 31, 2023.
Performance share units
The following table summarizes performance share unit activity under all plans for the year ended December 31, 2025:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2025	0.4	$59.68
Granted	0.1	99.19
Vested	(0.1)	67.14
Outstanding as of December 31, 2025	0.4	$68.26
The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. As of December 31, 2025, there was $14.8 million of unrecognized compensation cost related to performance share compensation arrangements granted under the 2020 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.0 year. The tax benefit related to performance share units was $1.0 million for the year ended December 31, 2025, and $0.9 million for the years ended December 31, 2024 and 2023.

14.    Segment Information
At Pentair, our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. We define our reportable segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions and allocate resources. The discussion and figures below are reporting on historical prior periods and reflect our reportable segment composition as of and prior to December 31, 2025. Based on this, we classify our operations into the following reportable segments:
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
•Pool — The focus of this segment is to provide innovative, energy-efficient pool solutions to help people more sustainably enjoy water. This segment designs, manufactures and sells a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, chlorinators, automatic cleaners, maintenance equipment and pool accessories. Applications for our pool products include residential and commercial pool maintenance, pool repair, renovation, service, construction and aquaculture solutions.
Our CODM evaluates our reportable segments’ performance based on net sales and reportable segment income and uses certain ratios, particularly return on sales, to measure their performance. Additionally, these measures are used to evaluate reinvestment of profits into our reportable segments or into other parts of the Company, such as for acquisitions, debt repayments, dividend payments or share repurchases. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Reportable segment income represents operating income of each reportable segment inclusive of equity income of unconsolidated subsidiaries and exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items. “Corporate and other” activity primarily consists of corporate expenses not allocated to the segments, including executive office, board of directors, and centrally-managed corporate functional or shared service costs related to finance, human resources, communications and corporate development. These activities do not meet the criteria for a stand-alone reportable segment under accounting standards codification (“ASC”) 280. The accounting policies for our reportable segments are consistent with those described in Note 1.
Financial information by reportable segment as well as a reconciliation of reportable segment income to consolidated income from continuing operations before income taxes is as follows:

	2025	2024	2023	2025	2024	2023	2025	2024	2023
In millions	Identifiable assets (1)			Capital expenditures			Depreciation
Flow	$2,000.5	$1,590.7	$1,709.7	$21.5	$20.1	$19.6	$21.0	$21.4	$21.1
Water Solutions	2,540.6	2,613.5	2,695.2	15.4	22.3	23.0	15.8	17.1	18.1
Pool	1,884.3	1,801.3	1,679.8	24.5	17.1	17.3	14.3	13.1	11.4
Reportable segment total	6,425.4	6,005.5	6,084.7	61.4	59.5	59.9	51.1	51.6	50.6
Corporate and other	443.4	441.0	478.6	7.4	14.9	16.1	8.5	8.7	8.9
Consolidated	$6,868.8	$6,446.5	$6,563.3	$68.8	$74.4	$76.0	$59.6	$60.3	$59.5
(1) All cash and cash equivalents are included in “Corporate and other.”

Pentair plc and Subsidiaries
Notes to consolidated financial statements

2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$1,553.6	$1,062.1	$1,558.8	$4,174.5
Reconciliation of consolidated net sales
Corporate and other				1.5
Total consolidated net sales (1)				$4,176.0

Cost of goods sold (2)(4)	(958.7)	(647.9)	(857.1)
Operating expenses (2)(3)(4)	(232.8)	(160.3)	(174.6)
Reportable segment income	$362.1	$253.9	$527.1	$1,143.1
Corporate and other				(89.6)
Restructuring and other				(31.3)
Transformation costs				(40.8)
Pension and other post-retirement mark-to-market loss				(2.4)
Asset impairment and write-offs				(49.1)
Loss on sale of business				(26.3)
Deal-related costs and expenses				(4.1)
Legal accrual adjustments and settlements				(11.6)
Intangible amortization				(58.1)
Interest expense, net				(69.4)
Other expense				(3.9)
Income from continuing operations before income taxes				$756.5

2024
In millions	Flow	Water Solutions	Pool	Total
Net sales	$1,514.0	$1,131.0	$1,436.1	$4,081.1
Reconciliation of consolidated net sales
Corporate and other				1.7
Total consolidated net sales (1)				$4,082.8

Cost of goods sold (2)(4)	(965.1)	(706.8)	(799.3)
Operating expenses (2)(3)(4)	(230.8)	(169.1)	(160.3)
Reportable segment income	$318.1	$255.1	$476.5	$1,049.7
Corporate and other				(90.5)
Restructuring and other				(37.0)
Transformation costs				(52.1)
Pension and other post-retirement mark-to-market gain				5.3
Asset impairment and write-offs				(17.6)
Legal accrual adjustments and settlements				7.5
Intangible amortization				(54.3)
Interest expense, net				(88.6)
Other expense				(3.5)
Income from continuing operations before income taxes				$718.9

Pentair plc and Subsidiaries
Notes to consolidated financial statements

2023
In millions	Flow	Water Solutions	Pool	Total
Net sales	$1,582.1	$1,177.2	$1,343.6	$4,102.9
Reconciliation of consolidated net sales
Corporate and other				1.6
Total consolidated net sales (1)				$4,104.5

Cost of goods sold (2)(4)	(1,054.7)	(752.5)	(775.2)
Operating expenses (2)(3)(4)	(245.1)	(177.1)	(151.4)
Reportable segment income	$282.3	$247.6	$417.0	$946.9
Corporate and other				(91.8)
Restructuring and other				(3.4)
Transformation costs				(44.3)
Pension and other post-retirement mark-to-market loss				(6.1)
Asset impairment and write-offs				(7.9)
Legal accrual adjustments and settlements				(2.2)
Intangible amortization				(55.3)
Interest expense, net				(118.3)
Other income				1.3
Income from continuing operations before income taxes				$618.9
(1) One customer in the Pool business represented approximately 18% of our consolidated net sales in 2025, and 15% in both 2024 and 2023.
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
Environmental matters
We have been named as defendant, target or a potentially responsible party in environmental clean-ups relating to our current or former business units. Accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2025 and 2024, our recorded reserves for environmental matters were not material.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
The components of lease cost were as follows:

	December 31
In millions	2025	2024
Operating lease cost	$53.5	$50.3
Sublease income	(0.3)	(0.9)
Total lease cost	$53.2	$49.4
Supplemental cash flow information related to leases was as follows:

	December 31
In millions	2025	2024
Operating cash flows from operating leases	$34.3	$36.3
Right-of-use assets obtained in exchange for lease obligations	$21.5	$22.4
Other information related to leases was as follows:

	December 31
	2025	2024
Weighted-average remaining lease term of operating leases (years)	5.6	6.0
Weighted-average discount rate of operating leases	5.7%	5.6%
Future minimum lease commitments under non-cancelable operating leases as of December 31, 2025 were as follows:

In millions
2026	$35.0
2027	28.4
2028	23.4
2029	18.3
2030	11.8
Thereafter	31.3
Total lease payments	148.2
Less: imputed interest	(20.9)
Total	$127.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
The changes in the carrying amount of service and product warranties from continuing operations were as follows:

	Years ended December 31
In millions	2025	2024	2023
Beginning balance	$67.2	$65.0	$63.1
Service and product warranty provision	85.8	87.0	90.0
Payments	(84.4)	(84.2)	(88.2)
Acquisitions	0.2	—	—
Foreign currency translation	1.0	(0.6)	0.1
Ending balance	$69.8	$67.2	$65.0
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
As of December 31, 2025 and 2024, the outstanding value of bonds, letters of credit and bank guarantees totaled $115.0 million and $102.1 million, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2025, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.  OTHER INFORMATION
(b)    During the fourth quarter of 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the captions “Corporate Governance” and “Proposal 1 Re-elect Director Nominees” and is incorporated herein by reference.
Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers.”
Information required under this item with respect to delinquent Section 16(a) reports is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the caption “Delinquent Section 16(a) Report” and is incorporated herein by reference.
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
Information required under this item with respect to our Insider Trading Policy is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the caption “Insider Trading Policy, Including Prohibiting Hedging and Pledging Policies” and is incorporated herein by reference.
We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “CEO Pay Ratio” and “Corporate Governance - Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.
The following table summarizes, as of December 31, 2025, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2020 Share and Incentive Plan	1,778,147	(1)	$62.97	(2)	3,753,494	(3)
2012 Stock and Incentive Plan	340,707	(4)	41.66	(2)	—	(5)
Total	2,118,854		$57.37	(2)	3,753,494
(1)Consists of 954,693 shares subject to stock options, 395,823 shares subject to restricted stock units, and 427,631 shares subject to performance share awards.
(2)Represents the weighted average exercise price of outstanding stock options and does not consider outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2020 Share and Incentive Plan.
(4)Consists of 340,707 shares subject to stock options and no shares subject to restricted stock units or performance share awards.
(5)The 2012 Stock and Incentive Plan was terminated in 2020. Stock options and restricted stock units previously granted under the 2012 Stock and Incentive Plan remain outstanding, but no further options or shares may be granted under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the captions “Proposal 1 Re-Elect Director Nominees - Director Independence” and “Corporate Governance - Other Governance Policies and Practices - Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the caption “Proposal 3 Ratify, by Nonbinding, Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of Pentair plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor’s Remuneration” and is incorporated herein by reference. Deloitte & Touche LLP (PCAOB ID No. 34) is our principal accountant.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule
None.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
The exhibits of this Annual Report on Form 10-K included herein are set forth below.

Exhibit Number	Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Pentair plc (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 9, 2017 (File No. 001-11625)).

4.1	Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.2	Sixth Supplemental Indenture, dated as of June 21, 2019, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 21, 2019 (File No. 001-11625)).

4.3	Seventh Supplemental Indenture, dated as of June 22, 2020, among Pentair Finance S.à r.l. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Pentair plc filed with the Commission on July 23, 2020 (File No. 001-11625)).

4.4	Eighth Supplemental Indenture, dated as of July 8, 2022, among Pentair Finance S.à r.l., Pentair plc and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Pentair plc filed with the Commission on July 8, 2022 (File No. 001-11625)).

4.5
Loan Agreement, dated as of March 24, 2022, among Pentair plc, Pentair Finance S.à r.l., and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on March 25, 2022 (File No. 001-11625)).

4.6	Amendment No. 1, dated as of June 30, 2022, to Loan Agreement, among Pentair plc, Pentair Finance S.à r.l., and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 30, 2022 (File No. 001-11625)).

4.7	Description of Securities.

4.8
Second Amended and Restated Credit Agreement, dated as of May 5, 2025, among Pentair plc, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 5, 2025 (File No. 001-11625)).

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

10.5
Form of Key Executive Employment and Severance Agreement for Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti and Stephen J. Pilla (Incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended June 30, 2018 (File No. 001-11625)).*

10.6
Amendment to Key Executive Employment and Severance Agreement, as of January 1, 2021, for John L. Stauch, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti and Stephen J. Pilla (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2023 (File No. 001-11625)).*

10.7
Form of Key Executive Employment and Severance Agreement for Adrian C. Chiu, Tanya L. Hooper and De’Mon L. Wiggins (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2021 (File No. 001-11625)).*

10.8
Amendment to Key Executive Employment and Severance Agreement, as of November 30, 2023, for John L. Stauch, Philip M. Rolchigo, Robert P. Fishman, Jerome O. Pedretti, Stephen J. Pilla, Adrian C. Chiu, Tanya L. Hooper and De’Mon L. Wiggins (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2023 (File No. 001-11625)).*

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

10.27
Form of Key Executive Employment and Severance Agreement for Lance Bonner (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended September 30, 2025 (File No. 001-11625)).*

19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2024 (File No. 001-11625)).

21	List of Pentair plc subsidiaries.

22
List of Guarantors and Subsidiary Issuers of Guaranteed Securities. (Incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended September 30, 2025 (File No. 001-11625)).

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

101
The following materials from Pentair plc’s Annual Report on Form 10-K for the year ended December 31, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (ii) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023, (v) the Notes to the Consolidated Financial Statements, and (vi) the information included in Part I, Item IC, Part II, Item 9B(b) and Part III, Item 10. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2026.

PENTAIR PLC

By	/s/ Robert P. Fishman
Robert P. Fishman
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 24, 2026.

Signature	Title
/s/ John L. Stauch	President and Chief Executive Officer, Director
John L. Stauch

/s/ Robert P. Fishman	Executive Vice President and Chief Financial Officer
Robert P. Fishman

/s/ Jennifer M. Hensley	Senior Vice President, Chief Accounting Officer and Controller
Jennifer M. Hensley

*	Director
Mona Abutaleb Stephenson

*	Director
Melissa Barra

*	Director
Tracey C. Doi

*	Director
T. Michael Glenn

*	Director
Theodore L. Harris

*	Director
David A. Jones

*	Director
Gregory E. Knight

*	Director
Michael T. Speetzen

*	Director
Billie I. Williamson

*By	/s/ Lance T. Bonner
Lance T. Bonner
Attorney-in-fact