Form 10-Q
period 2026-03-31
PENTAIR plc
filed 2026-04-28
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2026, 161,605,541 shares of registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2026	March 31, 2025
Net sales	$1,036.7	$1,010.4
Cost of goods sold	603.3	607.1
Gross profit	433.4	403.3
Selling, general and administrative	198.9	176.6
Research and development	24.5	23.6
Operating income	210.0	203.1
Other expense
Net interest expense	20.1	19.7
Other expense	0.5	0.5
Income from continuing operations before income taxes	189.4	182.9
Provision for income taxes	28.6	28.0
Net income from continuing operations	160.8	154.9
Income from discontinued operations, net of tax	11.6	—
Net income	$172.4	$154.9
Comprehensive income, net of tax
Net income	$172.4	$154.9
Changes in cumulative translation adjustment	(12.0)	24.6
Changes in market value of derivative financial instruments, net of tax	18.6	(21.6)
Comprehensive income	$179.0	$157.9
Earnings per ordinary share
Basic
Continuing operations	$0.99	$0.94
Discontinued operations	0.07	—
Basic earnings per ordinary share	$1.06	$0.94
Diluted
Continuing operations	$0.98	$0.93
Discontinued operations	0.07	—
Diluted earnings per ordinary share	$1.05	$0.93
Weighted average ordinary shares outstanding
Basic	162.5	164.9
Diluted	163.7	166.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$67.7	$101.6
Accounts receivable, net of allowances of $6.0 and $6.8, respectively	913.7	673.2
Inventories	642.0	632.6
Other current assets	139.6	134.4
Total current assets	1,763.0	1,541.8
Property, plant and equipment, net	377.1	376.8
Other assets
Goodwill	3,524.7	3,538.1
Intangibles, net	1,056.1	1,073.3
Other non-current assets	351.1	338.8
Total other assets	4,931.9	4,950.2
Total assets	$7,072.0	$6,868.8
Liabilities and Equity
Current liabilities
Accounts payable	$332.5	$301.5
Employee compensation and benefits	94.5	120.1
Other current liabilities	512.5	537.7
Total current liabilities	939.5	959.3
Other liabilities
Long-term debt	1,944.3	1,638.6
Pension and other post-retirement compensation and benefits	58.2	58.8
Deferred tax liabilities	45.7	47.5
Other non-current liabilities	274.2	295.4
Total liabilities	3,261.9	2,999.6
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 161.6 and 163.2 issued at March 31, 2026 and December 31, 2025, respectively	1.7	1.7
Additional paid-in capital	1,118.6	1,313.1
Retained earnings	2,951.4	2,822.6
Accumulated other comprehensive loss	(261.6)	(268.2)
Total equity	3,810.1	3,869.2
Total liabilities and equity	$7,072.0	$6,868.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2026	March 31, 2025
Operating activities
Net income	$172.4	$154.9
Income from discontinued operations, net of tax	(11.6)	—
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(0.5)	(0.4)
Depreciation	14.6	14.8
Amortization	15.7	14.2
Deferred income taxes	1.8	11.5
Share-based compensation	15.7	12.6
Asset impairment and write-offs	—	5.2
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(243.0)	(261.6)
Inventories	(11.5)	(3.5)
Other current assets	(6.6)	(12.5)
Accounts payable	33.5	23.8
Employee compensation and benefits	(24.5)	(24.3)
Other current liabilities	(23.7)	22.6
Other non-current assets and liabilities	0.3	3.8
Net cash used for operating activities	(67.4)	(38.9)
Investing activities
Capital expenditures	(18.5)	(16.8)
Proceeds from sale of property and equipment	0.2	—
Net cash used for investing activities	(18.3)	(16.8)
Financing activities
Net repayments of short-term borrowings	—	(9.3)
Net borrowings of revolving long-term debt	304.9	196.2
Shares issued to employees, net of shares withheld	(10.2)	(8.6)
Repurchases of ordinary shares	(200.0)	(50.0)
Dividends paid	(44.1)	(41.2)
Net cash provided by financing activities	50.6	87.1
Effect of exchange rate changes on cash and cash equivalents	1.2	(9.5)
Change in cash and cash equivalents	(33.9)	21.9
Cash and cash equivalents, beginning of period	101.6	118.7
Cash and cash equivalents, end of period	$67.7	$140.6
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2025	163.2	$1.7	$1,313.1	$2,822.6	$(268.2)	$3,869.2
Net income	—	—	—	172.4	—	172.4
Other comprehensive income, net of tax	—	—	—	—	6.6	6.6
Dividends declared, $0.27 per share	—	—	—	(43.6)	—	(43.6)
Share repurchases	(2.0)	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	—	—	1.1	—	—	1.1
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(11.3)	—	—	(11.3)
Share-based compensation	—	—	15.7	—	—	15.7
Balance - March 31, 2026	161.6	$1.7	$1,118.6	$2,951.4	$(261.6)	$3,810.1

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2024	164.8	$1.7	$1,501.7	$2,336.1	$(276.6)	$3,562.9
Net income	—	—	—	154.9	—	154.9
Other comprehensive income, net of tax	—	—	—	—	3.0	3.0
Dividends declared, $0.25 per share	—	—	—	(41.2)	—	(41.2)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	—	—	0.6	—	—	0.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(9.2)	—	—	(9.2)
Share-based compensation	—	—	12.6	—	—	12.6
Balance - March 31, 2025	164.5	$1.7	$1,455.7	$2,449.8	$(273.6)	$3,633.6
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
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Effective January 1, 2026, we reorganized the composition of our Flow and Water Solutions reportable segments to reflect how we are managing our business. As a result of this reorganization, our legacy residential and irrigation flow business moved from our Flow segment into our Water Solutions segment. The Pool segment remains unchanged. The applicable prior period amounts related to this change have been retrospectively reclassified to conform to the new composition. These changes have no impact on the Company’s historical consolidated financial performance or results of operations.
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025
U.S.	$730.9	$724.7
Western Europe	129.8	122.6
Developing (1)	108.5	109.2
Other Developed (2)	67.5	53.9
Consolidated net sales	$1,036.7	$1,010.4
(1) Developing primarily includes China, Latin America, the Middle East and Southeast Asia.
(2) Other Developed primarily includes Australia and Canada.
Vertical market net sales information was as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Residential	$566.4	$580.4
Commercial	274.6	244.2
Industrial	195.7	185.8
Consolidated net sales	$1,036.7	$1,010.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Performance obligations
As of March 31, 2026, we had $123.3 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	March 31, 2026	December 31, 2025	$ Change	% Change
Contract assets	$52.5	$53.9	$(1.4)	(2.6)%
Contract liabilities	43.9	42.8	1.1	2.6%
Net contract assets	$8.6	$11.1	$(2.5)	(22.5)%
The $2.5 million decrease in net contract assets from December 31, 2025 to March 31, 2026 was primarily the result of timing of milestone payments. Approximately 60% of our contract liabilities at December 31, 2025 were recognized in revenue in the first quarter of 2026.

3.     Share Plans
Total share-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Restricted stock units	$3.9	$3.3
Stock options	2.6	2.6
Performance share units	9.2	6.7
Total share-based compensation expense	$15.7	$12.6
In the first quarter of 2026, we issued our annual share-based compensation grants under the Pentair plc 2020 Share and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.4 million, of which 0.2 million were restricted stock units (“RSUs”), 0.1 million were stock options and 0.1 million were performance share units (“PSUs”). The weighted-average grant date fair value of the RSUs, stock options and PSUs issued was $99.59, $37.31 and $103.78, respectively.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2026 Annual Grant
Risk-free interest rate	3.67%
Expected dividend yield	1.01%
Expected share price volatility	32.00%
Expected term (years)	6.7
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
During the three months ended March 31, 2026, we initiated and continued execution of activities associated with our Transformation Program as well as initiated and continued certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring and Transformation Program initiatives included a reduction in hourly and salaried headcount of approximately 50 employees during the three months ended March 31, 2026.
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Restructuring Initiatives
Severance and related costs	$13.2	$8.3
Other restructuring costs and related adjustments (1)	0.5	1.4
Total restructuring costs	13.7	9.7
Transformation Program
Asset impairment and write-offs	—	5.2
Other transformation costs (2)	11.5	9.1
Total transformation costs	11.5	14.3
Total restructuring and transformation costs	$25.2	$24.0
(1) Other restructuring costs and related adjustments primarily consist of certain accruals and related refinements as well as various contract termination costs.
(2) Other transformation costs primarily consist of professional services and project management related costs.
Restructuring and transformation costs by reportable segment as well as Corporate and other were as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Flow	$1.5	$7.0
Water Solutions	5.5	5.9
Pool	1.1	3.2
Corporate and other	17.1	7.9
Total restructuring and transformation costs	$25.2	$24.0
Activity related to accrued severance and related costs associated with restructuring and transformation activities recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2026:

In millions	March 31, 2026
Beginning balance	$14.0
Costs incurred	13.2
Cash payments and other	(6.6)
Ending balance	$20.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
5.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2026	March 31, 2025
Net income	$172.4	$154.9
Net income from continuing operations	$160.8	$154.9
Weighted average ordinary shares outstanding
Basic	162.5	164.9
Dilutive impact of stock options, restricted stock units and performance share units	1.2	1.4
Diluted	163.7	166.3
Earnings per ordinary share
Basic
Continuing operations	$0.99	$0.94
Discontinued operations	0.07	—
Basic earnings per ordinary share	$1.06	$0.94
Diluted
Continuing operations	$0.98	$0.93
Discontinued operations	0.07	—
Diluted earnings per ordinary share	$1.05	$0.93
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.2	0.2
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
Activity related to our allowance for credit losses is summarized as follows for the three months ended March 31, 2026:

In millions	March 31, 2026
Beginning balance	$6.8
Bad debt benefit	(0.8)
Write-offs, net of recoveries	(0.2)
Other (1)	0.2
Ending balance	$6.0
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7.    Supplemental Balance Sheet Information

In millions	March 31, 2026	December 31, 2025
Inventories
Raw materials and supplies	$328.3	$311.7
Work-in-process	95.1	88.8
Finished goods	218.6	232.1
Total inventories	$642.0	$632.6
Other current assets
Cost in excess of billings	$52.5	$53.9
Prepaid expenses	78.0	66.2
Other current assets	9.1	14.3
Total other current assets	$139.6	$134.4
Property, plant and equipment, net
Land and land improvements	$33.2	$33.2
Buildings and leasehold improvements	241.5	241.2
Machinery and equipment	704.0	702.7
Capitalized software	100.2	98.2
Construction in progress	51.2	45.1
Total property, plant and equipment	1,130.1	1,120.4
Accumulated depreciation and amortization	753.0	743.6
Total property, plant and equipment, net	$377.1	$376.8
Other non-current assets
Right-of-use lease assets	$125.5	$115.3
Deferred income taxes	131.3	134.2
Deferred compensation plan assets	31.8	32.3
Other non-current assets	62.5	57.0
Total other non-current assets	$351.1	$338.8
Other current liabilities
Dividends payable	$43.6	$44.1
Accrued warranty	71.3	69.8
Accrued rebates and incentives	148.0	180.3
Accrued freight	17.2	14.9
Billings in excess of cost	35.5	37.4
Current lease liability	29.0	28.5
Income taxes payable	30.8	26.8
Accrued restructuring	20.6	14.0
Interest payable	12.7	22.5
Other current liabilities	103.8	99.4
Total other current liabilities	$512.5	$537.7
Other non-current liabilities
Long-term lease liability	$108.3	$98.8
Income taxes payable	6.5	8.5
Self-insurance liabilities	52.8	52.8
Deferred compensation plan liabilities	31.8	32.3
Foreign currency and interest rate contract liabilities	51.0	69.0
Other non-current liabilities	23.8	34.0
Total other non-current liabilities	$274.2	$295.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2025	Reallocation (1)	January 1, 2026	Foreign Currency Translation	March 31, 2026
Flow	$967.5	$(326.3)	$641.2	$(7.4)	$633.8
Water Solutions	1,407.1	326.3	1,733.4	(6.0)	1,727.4
Pool	1,163.5	—	1,163.5	—	1,163.5
Total goodwill	$3,538.1	$—	$3,538.1	$(13.4)	$3,524.7
(1) In the first quarter of 2026, we reorganized the composition of our reportable segments, as disclosed in Note 1, which resulted in a change to our reporting unit structure. A quantitative assessment was performed for the impacted reporting units, using the income and market approaches. The estimated fair values of the impacted reporting units significantly exceeded the carrying values, and therefore, no impairment charge was recorded. As a result of the assessment, we reallocated $44.2 million of goodwill from the Flow segment to the Water Solutions segment based on the relative fair values of the impacted reporting units. In addition, $282.1 million was reallocated from the Flow segment to the Water Solutions segment prospectively to conform to the new segment composition.
Identifiable intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,158.7	$(396.0)	$762.7	$1,166.0	$(389.4)	$776.6
Proprietary technology and patents	82.3	(43.2)	39.1	82.4	(41.6)	40.8
Total definite-life intangibles	1,241.0	(439.2)	801.8	1,248.4	(431.0)	817.4
Indefinite-life intangibles
Trade names	254.3	—	254.3	255.9	—	255.9
Total intangibles	$1,495.3	$(439.2)	$1,056.1	$1,504.3	$(431.0)	$1,073.3
Identifiable intangible asset amortization expense was $15.7 million and $14.2 million for the three months ended March 31, 2026 and 2025, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2026 and the next five years is as follows:

	Q2 - Q4
	2026	2027	2028	2029	2030	2031
Estimated amortization expense	$45.8	$60.2	$57.6	$57.2	$56.6	$56.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2026	Maturity Year	March 31, 2026	December 31, 2025
Revolving credit facility (Senior Credit Facility)	4.800%	2030	$582.6	$277.7
Term Loan Facility	5.022%	2027	575.0	575.0
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(13.3)	(14.1)
Total debt			$1,944.3	$1,638.6
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
As of March 31, 2026, total availability under the Senior Credit Facility was $317.4 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of March 31, 2026, the remaining obligation of $575.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at March 31, 2026. Borrowings under these credit facilities bear interest at variable rates.
We have no debt obligations maturing in the next twelve months.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2026 matures on a calendar year basis as follows:

	Q2 - Q4
In millions	2026	2027	2028	2029	2030	2031	Thereafter	Total
Contractual debt obligation maturities	$—	$575.0	$—	$400.0	$582.6	$—	$400.0	$1,957.6
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
At March 31, 2026 and December 31, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $55.2 million and $23.2 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At March 31, 2026 and December 31, 2025, we had outstanding cross currency swap agreements with a combined notional amount of $1.0 billion and $1.1 billion, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $49.6 million and $68.0 million at March 31, 2026 and December 31, 2025, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable-rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable-rate debt. As of March 31, 2026, we had an aggregate notional amount of $300.0 million and $200.0 million in interest rate swaps and collars, respectively, that are designated as cash flow hedges. The interest rate swaps expired on April 15, 2026.
Unrealized gains and losses related to the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. At March 31, 2026, there were no unrealized gains or losses associated with our interest rate swap and collar activity. At December 31, 2025, we had an unrealized loss of $0.2 million, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.

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
•deferred compensation plan assets (mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined above; and
•contingent earn-out liabilities — fair value is generally established using a probability-weighted discounted income approach to convert future estimated cash flows to a single present value amount. The related inputs are classified as Level 3 in the valuation hierarchy defined above.
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2026		December 31, 2025
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,157.6	$1,157.6	$852.7	$852.7
Fixed rate debt	800.0	814.9	800.0	828.2
Total debt	$1,957.6	$1,972.5	$1,652.7	$1,680.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2026
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$5.6	$—	$5.6
Foreign currency contract liabilities	—	(51.0)	—	(51.0)
Deferred compensation plan assets	31.8	—	—	31.8
Contingent earn-out liabilities	—	—	(8.0)	(8.0)
Total recurring fair value measurements	$31.8	$(45.4)	$(8.0)	$(21.6)

	December 31, 2025
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Interest rate contract liabilities	$—	$(0.2)	$—	$(0.2)
Foreign currency contract liabilities	—	(68.8)	—	(68.8)
Deferred compensation plan assets	32.3	—	—	32.3
Contingent earn-out liabilities	—	—	(8.0)	(8.0)
Total recurring fair value measurements	$32.3	$(69.0)	$(8.0)	$(44.7)
Nonrecurring fair value measurements (1)
(1) During the year ended December 31, 2025, we recorded an impairment charge on a definite-lived customer relationship intangible asset of $30.9 million. We determined the value using unobservable inputs and wrote the balance of the definite-lived intangible asset to zero. The impairment charge was recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
In December 2024, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”). In conjunction with the acquisition, we recorded an estimated fair value of $8.0 million of contingent earn-out liabilities, which are considered Level 3 under our fair value hierarchy. The recorded fair value of the associated contingent earn-out liabilities was reviewed as of March 31, 2026, with no change in fair value. The fair value of the contingent earn-out liabilities will be re-measured for each reporting period until resolution of the contingent earn-out payments, and any resulting changes to fair value would be recorded in earnings.
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
The effective income tax rate for the three months ended March 31, 2026 was 15.1%, compared to 15.3% for the three months ended March 31, 2025. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $6.5 million and $6.7 million at March 31, 2026 and December 31, 2025, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. For the three months ended March 31, 2026 and March 31, 2025, the impact of Pillar Two on our condensed consolidated financial statements was not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
12.    Benefit Plans
Components of net periodic benefit expense for our pension plans for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Service cost	$0.4	$0.3
Interest cost	0.9	1.0
Expected return on plan assets	(0.2)	(0.2)
Net periodic benefit expense	$1.1	$1.1
Components of net periodic benefit expense for our other post-retirement plans for the three months ended March 31, 2026 and 2025 were not material.

13.    Shareholders’ Equity
Share repurchases
In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2028. During the three months ended March 31, 2026, we repurchased 2.0 million of our ordinary shares for $200.0 million. As of March 31, 2026, we had $800.0 million available for share repurchases under this authorization.
Dividends payable
On February 23, 2026, the Board of Directors declared a quarterly cash dividend of $0.27 per share, payable on May 1, 2026 to shareholders of record at the close of business on April 17, 2026. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $43.6 million at March 31, 2026, compared to $44.1 million at December 31, 2025.
14.    Segment Information
We classify our operations into three reportable segments:
•Flow — The focus of this segment is to deliver water where it is needed, when it is needed, more efficiently and to transform waste into value. This segment designs, manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, specialty insertion valves, line stop fittings and installation equipment, turbine pumps and solid handling pumps, while serving the global commercial and industrial markets. These products and systems are used in a range of applications, including fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, fire suppression and flood control.
•Water Solutions — The focus of this segment is to provide great tasting, higher-quality water and ice while helping people use water more productively. This segment designs, manufactures and sells commercial and residential water treatment products and systems including pressure tanks, control valves, activated carbon products, commercial ice machines, conventional filtration products, point-of-entry and point-of-use water treatment systems, fluid transfer pumps, agricultural spray nozzles, as well as certain water disposal and water supply pumps. These water treatment products and systems are for use in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations, circulation and transfer, agricultural irrigation and crop spray.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We evaluate performance based on net sales and reportable segment income and use certain ratios, particularly return on sales, to measure performance of our reportable segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Reportable segment income represents operating income of each reportable segment inclusive of equity income of unconsolidated subsidiaries and exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items. “Corporate and other” activity primarily consists of corporate expenses not allocated to the segments, including executive office, board of directors, and centrally-managed corporate functional or shared service costs related to finance, human resources, communications and corporate development. These activities do not meet the criteria for a stand-alone reportable segment under accounting standards codification (“ASC”) 280. The accounting policies of our reportable segments are consistent with those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial information by reportable segment as well as a reconciliation of reportable segment income to consolidated income from continuing operations before income taxes is as follows:

	March 31, 2026	December 31, 2025
In millions	Identifiable assets (1)
Flow	$1,315.0	$1,640.2
Water Solutions	3,292.8	2,900.9
Pool	2,115.4	1,884.3
Reportable segment total	6,723.2	6,425.4
Corporate and other	348.8	443.4
Consolidated	$7,072.0	$6,868.8
(1) All cash and cash equivalents are included in “Corporate and other.”

	Three months ended
	March 31, 2026	March 31, 2025
In millions	Capital expenditures
Flow	$2.8	$2.9
Water Solutions	4.8	3.7
Pool	7.4	6.4
Reportable segment total	15.0	13.0
Corporate and other	3.5	3.8
Consolidated	$18.5	$16.8

	Three months ended
	March 31, 2026	March 31, 2025
In millions	Depreciation
Flow	$3.6	$3.7
Water Solutions	5.4	5.5
Pool	3.7	3.1
Reportable segment total	12.7	12.3
Corporate and other	1.9	2.5
Consolidated	$14.6	$14.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Three months ended March 31, 2026
In millions	Flow	Water Solutions	Pool	Total
Net sales	$258.1	$391.0	$387.1	$1,036.2
Reconciliation of consolidated net sales
Corporate and other				0.5
Total consolidated net sales				$1,036.7

Cost of goods sold (1)(3)	(157.9)	(233.4)	(211.2)
Operating expenses (1)(2)(3)	(39.0)	(57.7)	(47.8)
Reportable segment income	$61.2	$99.9	$128.1	$289.2
Corporate and other				(30.1)
Restructuring and other				(21.4)
Transformation costs				(11.5)
Intangible amortization				(15.7)
Interest expense, net				(20.1)
Other expense				(1.0)
Income from continuing operations before income taxes				$189.4

Three months ended March 31, 2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$232.6	$393.5	$383.9	$1,010.0
Reconciliation of consolidated net sales
Corporate and other				0.4
Total consolidated net sales				$1,010.4

Cost of goods sold (1)(3)	(147.2)	(239.4)	(213.8)
Operating expenses (1)(2)(3)	(35.2)	(60.0)	(44.1)
Reportable segment income	$50.2	$94.1	$126.0	$270.3
Corporate and other				(27.8)
Restructuring and other				(10.5)
Transformation costs				(9.1)
Asset impairment and write-offs				(5.2)
Intangible amortization				(14.2)
Interest expense, net				(19.7)
Other expense				(0.9)
Income from continuing operations before income taxes				$182.9
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
(3) These costs exclude certain expenses reported in the Condensed Consolidated Statements of Operations and Comprehensive Income, including costs that are reflected in "Corporate and other” and expenses excluded from reportable segment income as defined above.

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
The changes in the carrying amount of service and product warranties from continuing operations for the three months ended March 31, 2026 were as follows:

In millions	March 31, 2026
Beginning balance	$69.8
Service and product warranty provision	20.6
Payments	(19.2)
Foreign currency translation	0.1
Ending balance	$71.3
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
As of March 31, 2026 and December 31, 2025, the outstanding value of bonds, letters of credit and bank guarantees totaled $115.3 million and $115.0 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” or “future” or words, phrases, or terms of similar substance or the negative thereof are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to international hostilities; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and Transformation Program; the impact of raw material, logistics and labor costs and other inflation; volatility in currency exchange rates and interest rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; risks associated with operating foreign businesses; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and sustainability goals and targets. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We are comprised of three reportable segments: Flow, Water Solutions and Pool. Effective January 1, 2026, we reorganized the composition of our Flow and Water Solutions reportable segments to reflect how we are managing our business. As a result of this reorganization, our legacy residential and irrigation flow business moved from our Flow segment into our Water Solutions segment. The Pool segment remains unchanged. We believe the new alignment with our residential and irrigation flow business in our Water Solutions segment will help us accelerate our efforts to improve customer experiences, enhance operational efficiencies and deliver more comprehensive solutions. The applicable prior period amounts related to this change have been retrospectively reclassified to conform to the new composition. These changes have no impact on the Company’s historical consolidated financial performance or results of operations.
For the first three months of 2026, the Flow, Water Solutions and Pool reportable segments represented approximately 25%, 38% and 37% of total consolidated net sales, respectively. We classify our operations into reportable segments based primarily on types of products offered and markets served:
•Flow — The focus of this segment is to deliver water where it is needed, when it is needed, more efficiently and to transform waste into value. This segment designs, manufactures and sells a variety of fluid treatment and pump products and systems, including pressure vessels, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration, separation systems, specialty insertion valves, line stop fittings and installation equipment, turbine pumps and solid handling pumps, while serving the global commercial and industrial markets. These products and systems are used in a range of applications, including fluid delivery, ion exchange, desalination, food and beverage, separation technologies for the oil and gas industry, residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, fire suppression and flood control.

•Water Solutions — The focus of this segment is to provide great tasting, higher-quality water and ice while helping people use water more productively. This segment designs, manufactures and sells commercial and residential water treatment products and systems including pressure tanks, control valves, activated carbon products, commercial ice machines, conventional filtration products, point-of-entry and point-of-use water treatment systems, fluid transfer pumps, agricultural spray nozzles, as well as certain water disposal and water supply pumps. These water treatment products and systems are for use in residential whole home water filtration, drinking water filtration and water softening solutions in addition to commercial total water management and filtration in foodservice operations, circulation and transfer, agricultural irrigation and crop spray.
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
In September 2025, as part of our Flow reportable segment, we completed the acquisition of Hydra-Stop, LLC (“Hydra-Stop”) for $292.1 million in cash, net of cash acquired, and subject to customary adjustments. Hydra-Stop manufactures specialty insertion valves, line stop fittings and installation equipment.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in the first three months of 2026 and are reasonably likely to impact our results in the future:
•We have a Transformation Program designed to accelerate growth and drive margin expansion through transformation of our business model to drive operational excellence, reduce complexity and streamline our processes. During 2025 and the first three months of 2026, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, sourcing excellence, operational excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to incur transformation costs throughout the remainder of 2026 and beyond.
•During 2025 and the first three months of 2026, we implemented 80/20 guiding principles to enable our Transformation Program. As we continue to focus on 80/20 guiding principles in 2026, we expect to create value by increasing focus on key customers and products through quadrant-based strategies. We expect this approach to enable improved operating performance by driving margin growth with our highest value customers, reducing lower margin sales and removing complexity in the future.
•During 2025 and the first three months of 2026, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2026 and to drive margin expansion.
•During 2025 and the first three months of 2026, we experienced inflationary cost increases, including tariffs, for certain raw materials as well as logistics and transportation costs. Tariffs, along with potential retaliatory measures by other countries, have contributed to higher input costs and supply chain complexity. The ongoing volatility in the commodities market also has the potential to continue to drive price increases in our supply chain. To address these inflationary pressures, we have implemented pricing increases and taken other actions including inventory pre-buys and supply chain optimization. In addition, our Transformation Program initiatives are intended to improve productivity and offset cost increases. We anticipate that inflationary cost increases and supply chain pressures, including additional or increased tariffs in the future, as well as any related impacts on macroeconomic conditions and our business, will likely persist throughout the remainder of 2026.
•During 2025, the current U.S. administration implemented tariffs under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the IEEPA. While the process for reimbursement became available on April 20, 2026, the timing and amount of any potential refunds for previously collected tariffs remain uncertain and may be subject to further legal and regulatory developments. We will continue to monitor the situation and evaluate the impact of any replacement tariffs or policy changes on our business, including the potential for cost recovery and future tariff exposure.

•The Organization for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. Pillar Two has negatively impacted our effective tax rate during the first three months of 2026 and is likely to continue to impact our effective tax rate in the future. We continue to evaluate the enacted legislative changes and new guidance as it becomes available.
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
•Evolving the Pentair Business System which includes executing our Transformation Program initiatives and using the Pentair leadership tools to drive operational excellence, reduce complexity and improve our organizational structure, with a continued focus on 80/20 guiding principles for profitable growth; and
•Building a high-performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025	$ Change	% / Point Change
Net sales	$1,036.7	$1,010.4	$26.3	2.6%
Cost of goods sold	603.3	607.1	(3.8)	(0.6)%
Gross profit	433.4	403.3	30.1	7.5%
% of net sales	41.8%	39.9%		1.9	pts

Selling, general and administrative	198.9	176.6	22.3	12.6%
% of net sales	19.2%	17.5%		1.7	pts
Research and development	24.5	23.6	0.9	3.8%
% of net sales	2.4%	2.3%		0.1	pts

Operating income	210.0	203.1	6.9	3.4%
% of net sales	20.3%	20.1%		0.2	pts

Other expense	0.5	0.5	—	—%
Net interest expense	20.1	19.7	0.4	2.0%

Income from continuing operations before income taxes	189.4	182.9	6.5	3.6%
Provision for income taxes	28.6	28.0	0.6	2.1%
Effective tax rate	15.1%	15.3%		(0.2)	pts
Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2026
over the prior year period
Volume	(4.2)%
Price	5.3
Core growth	1.1
Acquisition/Divestitures	(0.6)
Currency	2.1
Total	2.6%
The 2.6 percent increase in net sales in the first quarter of 2026 from 2025 was primarily driven by:
•increased selling prices across all of our segments to mitigate inflationary cost increases;
•favorable foreign currency effects compared to the same period of the prior year; and
•increased sales due to the acquisition of Hydra-Stop completed in the third quarter of 2025.
This increase was partially offset by:
•decreased sales volume compared to the same period of the prior year; and
•a business exit in the commercial business of our Water Solutions segment that occurred during the second quarter of 2025.

Gross profit
The 1.9 percentage point increase in gross profit as a percentage of net sales in the first quarter of 2026 from 2025 was primarily driven by:
•increased selling prices across all our segments to mitigate inflationary cost increases;
•increased productivity across all our segments; and
•no asset impairment and write-offs in the first quarter of 2026, compared to $5.2 million in the first quarter of 2025.
This increase was partially offset by:
•inflationary cost increases, including higher tariffs and certain raw material costs.
Selling, general and administrative expenses (“SG&A”)
The 1.7 percentage point increase in SG&A as a percentage of net sales in the first quarter of 2026 from 2025 was primarily driven by:
•restructuring and other costs of $21.4 million in the first quarter of 2026, compared to $10.5 million in the first quarter of 2025; and
•transformation costs of $11.5 million in the first quarter of 2026, compared to $9.1 million in the first quarter of 2025.
Net interest expense
The 2.0 percent increase in net interest expense in the first quarter of 2026 from 2025 was primarily driven by:
•a reduction of interest income due to lower cash balances in the first quarter of 2026 compared to the first quarter of 2025.
Provision for income taxes
The 0.2 percentage point decrease in the effective tax rate in the first quarter of 2026 from 2025 was primarily driven by:
•a favorable mix of global earnings.
This decrease was partially offset by:
•the decrease in the amount of favorable discrete items in 2026 compared to 2025.
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
Flow
The net sales and segment income for Flow were as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025	% / Point Change
Net sales	$258.1	$232.6	11.0%
Segment income	61.2	50.2	21.9%
% of net sales	23.7%	21.6%	2.1	pts

Net sales
The components of the change in Flow net sales from the prior period were as follows:

Three months ended March 31, 2026
over the prior year period
Volume	(1.1)%
Price	3.6
Core growth	2.5
Acquisition/Divestiture	4.3
Currency	4.2
Total	11.0%
The 11.0 percent increase in net sales for Flow in the first quarter of 2026 from 2025 was primarily driven by:
•increased sales due to the acquisition of Hydra-Stop completed in the third quarter of 2025;
•favorable foreign currency effects compared to the same period of the prior year; and
•increased selling prices to mitigate inflationary cost increases.
This increase was partially offset by:
•decreased sales volume compared to the same period of the prior year.
Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2026
	over the prior year period
Volume/Price/Acquisition/Divestiture	4.7	pts
Currency	(0.3)
Inflation	(2.9)
Productivity	0.6
Total	2.1	pts
The 2.1 percentage point increase in segment income for Flow as a percentage of net sales in the first quarter of 2026 from 2025 was primarily driven by:
•increased selling prices to mitigate impacts of inflation;
•the income of the Hydra-Stop acquisition; and
•increased productivity.
This increase was partially offset by:
•inflationary cost increases, including higher tariffs and certain raw material costs; and
•unfavorable foreign currency effects compared to the same period of the prior year.

Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025	% / Point Change
Net sales	$391.0	$393.5	(0.6)%
Segment income	99.9	94.1	6.2%
% of net sales	25.5%	23.9%	1.6	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

Three months ended March 31, 2026
over the prior year period
Volume	(4.5)%
Price	5.4
Core growth	0.9
Acquisition/Divestiture	(4.0)
Currency	2.5
Total	(0.6)%
The 0.6 percent decrease in net sales for Water Solutions in the first quarter of 2026 from 2025 was primarily driven by:
•decreased sales volume compared to the same period of the prior year; and
•a business exit in our commercial business that occurred in the second quarter of 2025.
This decrease was partially offset by:
•increased selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects compared to the same period of the prior year.
Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2026
	over the prior year period
Volume/Price/Acquisition/Divestiture	3.6	pts
Currency	(0.7)
Inflation	(4.4)
Productivity	3.1
Total	1.6	pts
The 1.6 percentage point increase in segment income for Water Solutions as a percentage of net sales in the first quarter of 2026 from 2025 was primarily driven by:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity.

This increase was partially offset by:
•inflationary cost increases, including higher tariffs and certain raw material costs; and
•unfavorable foreign currency effects compared to the same period of the prior year.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025	% / Point Change
Net sales	$387.1	$383.9	0.8%
Segment income	128.1	126.0	1.7%
% of net sales	33.1%	32.8%	0.3	pts
Net sales
The components of the change in Pool net sales from the prior period were as follows:

Three months ended March 31, 2026
over the prior year period
Volume	(5.8)%
Price	6.3
Core growth	0.5
Currency	0.3
Total	0.8%
The 0.8 percent increase in net sales for Pool in the first quarter of 2026 from 2025 was primarily driven by:
•increased selling prices to mitigate inflationary cost increases.
This increase was partially offset by:
•decreased sales volume compared to the same period of the prior year.
Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2026
	over the prior year period
Volume/Price/Acquisition/Divestiture	3.3	pts
Currency	(0.2)
Inflation	(5.3)
Productivity	2.5
Total	0.3	pts
The 0.3 percentage point increase in segment income for Pool as a percentage of net sales in the first quarter of 2026 from 2025 was primarily driven by:
•increased selling prices to mitigate impacts of inflation; and
•increased productivity.
This increase was partially offset by:
•inflationary cost increases, including higher tariffs and certain raw material costs.

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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2026 and drew on our revolving credit facility to fund our operations. This cash usage typically reverses in the second quarter as the seasonality of our businesses peak. We expect historical seasonal patterns to continue and the second quarter of 2026 to generate significant cash to fund our operations.
End-user demand for pool equipment in the Pool segment and water solution, residential water supply and agricultural products in the Water Solutions segment follows warm weather trends, with seasonal highs ranging from April to September. The magnitude of the sales spike has historically been partially mitigated by employing advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by temperature, heavy flooding and droughts.
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
Summary of cash flows

	Three months ended
In millions	March 31, 2026	March 31, 2025
Net cash (used for) provided by:
Operating activities	$(67.4)	$(38.9)
Investing activities	(18.3)	(16.8)
Financing activities	50.6	87.1
Operating activities
Net cash used for operating activities in the first three months of 2026 primarily reflects a cash outflow of $275.8 million as a result of changes in net working capital, primarily due to an increase in accounts receivable largely related to certain advance sale programs in anticipation of our distributors’ peak sales season in the second and third quarters. The outflow related to net working capital was partially offset by net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization and share-based compensation, of $206.8 million.
Net cash used for operating activities in the first three months of 2025 primarily reflects a cash outflow of $255.5 million as a result of changes in net working capital, primarily due to an increase in accounts receivable largely related to certain advance sale programs in anticipation of our distributors’ peak sales season in the second and third quarters. The outflow related to net working capital was partially offset by net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization, share-based compensation and asset impairment, of $201.7 million.
Investing activities
Net cash used for investing activities in the first three months of 2026 primarily reflects capital expenditures of $18.5 million.
Net cash used for investing activities in the first three months of 2025 reflects capital expenditures of $16.8 million.
Financing activities
Net cash provided by financing activities in the first three months of 2026 primarily relates to net borrowings of revolving long-term debt of $304.9 million, partially offset by share repurchases of $200.0 million and dividend payments of $44.1 million.

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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Net cash used for operating activities	$(67.4)	$(38.9)
Capital expenditures	(18.5)	(16.8)
Proceeds from sale of property and equipment	0.2	—
Free cash flow	$(85.7)	$(55.7)
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
As of March 31, 2026, total availability under the Senior Credit Facility was $317.4 million. In addition, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA are parties to a senior unsecured term loan facility (the “Term Loan Facility”), with PFSA, as borrower, Pentair, as guarantor, providing for an aggregate principal amount of $1.0 billion. The Term Loan Facility has a maturity date of July 28, 2027, with required quarterly installment payments of $6.3 million which began on the last day of the third quarter of 2023 and increased to $12.5 million on the last day of the third quarter of 2024. During 2024, PFSA repaid the remaining $162.5 million of quarterly installments on the Term Loan Facility, such that PFSA is not required to make any further quarterly installment payments. As of March 31, 2026, the remaining obligation of $575.0 million matures on July 28, 2027. The Term Loan Facility bears interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, or adjusted daily simple secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
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
In addition to the Senior Credit Facility and the Term Loan Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at March 31, 2026. Borrowings under these credit facilities bear interest at variable rates.
As of March 31, 2026, we had $31.6 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2028. During the three months ended March 31, 2026, we repurchased 2.0 million of our ordinary shares for $200.0 million. As of March 31, 2026, we had $800.0 million available for share repurchases under this authorization.
Dividends payable
On February 23, 2026, the Board of Directors declared a quarterly cash dividend of $0.27 per share, payable on May 1, 2026 to shareholders of record at the close of business on April 17, 2026. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $43.6 million at March 31, 2026, compared to $44.1 million at December 31, 2025.
We paid dividends in the first three months of 2026 of $44.1 million, or $0.27 per ordinary share compared with $41.2 million, or $0.25 per ordinary share, in the prior year period.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc’s “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles (“GAAP”) reported amount (e.g., retained earnings). Our distributable reserve balance was $6.4 billion as of December 31, 2025.
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

The following table presents summarized financial information as of March 31, 2026 and December 31, 2025 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and the issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	March 31, 2026	December 31, 2025
Current assets (1)	$2.1	$3.1
Noncurrent assets (2)	2,503.4	2,503.6
Current liabilities (3)	2,249.1	2,310.8
Noncurrent liabilities (4)	2,142.1	1,853.8
(1) No assets due from non-guarantor subsidiaries were included as of March 31, 2026 and December 31, 2025, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,500.3 million and $2,503.6 million as of March 31, 2026 and December 31, 2025, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $2,182.8 million and $2,235.8 million as of March 31, 2026 and December 31, 2025, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $167.5 million and $171.4 million as of March 31, 2026 and December 31, 2025, respectively.
The Parent Company Guarantor and Subsidiary Issuer do not have material results of operations on a combined basis.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our Annual Report on Form 10-K for the year ended December 31, 2025, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2026. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2026 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We have been, and in the future may be, made parties to a number of actions filed, or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, regulatory or contractual disputes with suppliers, customers, authorities or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability; claims relating to the use or installation of our products; consumer matters; and employment and labor matters.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31	17,226	$104.17	—	$1,000,000,000
February 1 - February 28	1,673,071	100.63	1,615,370	837,504,248
March 1 - March 31	420,432	97.84	383,220	800,004,397
Total	2,110,729		1,998,590
(a)The purchases in this column include 17,226 shares for the period January 1 - January 31, 57,701 shares for the period February 1 - February 28 and 37,212 shares for the period March 1 - March 31 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2028. As of March 31, 2026, we had $800.0 million remaining availability for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 5.    OTHER INFORMATION
(c)During the first quarter of 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2026

10.1
Form of Key Executive Employment and Severance Agreement for Nicholas J. Brazis and Heather M. Hausmann (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pentair plc for the quarter ended September 30, 2025 (File No. 001-11625)).

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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2026.

Pentair plc
Registrant

By	/s/ Nicholas J. Brazis
Nicholas J. Brazis
Executive Vice President and Chief Financial Officer

By	/s/ Jennifer M. Hensley
Jennifer M. Hensley
Senior Vice President, Chief Accounting Officer and Controller