Form 10-Q
period 2026-06-30
PENTAIR plc
filed 2026-07-28
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2026, 159,637,950 shares of registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$932.6	$1,123.1	$1,969.3	$2,133.5
Cost of goods sold	537.6	666.5	1,140.9	1,273.6
Gross profit	395.0	456.6	828.4	859.9
Selling, general and administrative	204.8	213.8	403.7	390.4
Research and development	23.7	25.1	48.2	48.7
Operating income	166.5	217.7	376.5	420.8
Other expense
Loss on sale of business	—	26.3	—	26.3
Net interest expense	19.4	17.9	39.5	37.6
Other expense	0.2	1.0	0.7	1.5
Income from continuing operations before income taxes	146.9	172.5	336.3	355.4
Provision for income taxes	18.3	24.0	46.9	52.0
Net income from continuing operations	128.6	148.5	289.4	303.4
Income from discontinued operations, net of tax	—	—	11.6	—
Net income	$128.6	$148.5	$301.0	$303.4
Comprehensive income, net of tax
Net income	$128.6	$148.5	$301.0	$303.4
Changes in cumulative translation adjustment	—	60.1	(12.0)	84.7
Changes in market value of derivative financial instruments, net of tax	(1.4)	(60.6)	17.2	(82.2)
Comprehensive income	$127.2	$148.0	$306.2	$305.9
Earnings per ordinary share
Basic
Continuing operations	$0.80	$0.90	$1.79	$1.84
Discontinued operations	—	—	0.07	—
Basic earnings per ordinary share	$0.80	$0.90	$1.86	$1.84
Diluted
Continuing operations	$0.80	$0.90	$1.78	$1.83
Discontinued operations	—	—	0.07	—
Diluted earnings per ordinary share	$0.80	$0.90	$1.85	$1.83
Weighted average ordinary shares outstanding
Basic	160.8	164.5	161.7	164.7
Diluted	161.6	165.7	162.6	166.0
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$91.8	$101.6
Accounts receivable, net of allowances of $5.4 and $6.8, respectively	482.7	673.2
Inventories	666.1	632.6
Other current assets	156.2	134.4
Total current assets	1,396.8	1,541.8
Property, plant and equipment, net	380.9	376.8
Other assets
Goodwill	3,518.3	3,538.1
Intangibles, net	1,040.6	1,073.3
Other non-current assets	375.6	338.8
Total other assets	4,934.5	4,950.2
Total assets	$6,712.2	$6,868.8
Liabilities and Equity
Current liabilities
Accounts payable	$316.6	$301.5
Employee compensation and benefits	96.3	120.1
Other current liabilities	549.8	537.7
Total current liabilities	962.7	959.3
Other liabilities
Long-term debt	1,606.0	1,638.6
Pension and other post-retirement compensation and benefits	57.4	58.8
Deferred tax liabilities	44.3	47.5
Other non-current liabilities	292.5	295.4
Total liabilities	2,962.9	2,999.6
Commitments and contingencies (Note 15)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 159.6 and 163.2 issued at June 30, 2026 and December 31, 2025, respectively	1.6	1.7
Additional paid-in capital	973.8	1,313.1
Retained earnings	3,036.9	2,822.6
Accumulated other comprehensive loss	(263.0)	(268.2)
Total equity	3,749.3	3,869.2
Total liabilities and equity	$6,712.2	$6,868.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2026	June 30, 2025
Operating activities
Net income	$301.0	$303.4
Income from discontinued operations, net of tax	(11.6)	—
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(1.0)	(0.4)
Depreciation	29.4	29.4
Amortization	31.4	28.5
Deferred income taxes	(2.1)	18.5
Loss on sale of business	—	26.3
Share-based compensation	19.5	21.2
Asset impairment and write-offs	—	47.0
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	187.0	33.4
Inventories	(36.7)	(9.9)
Other current assets	(23.9)	(27.3)
Accounts payable	18.3	39.4
Employee compensation and benefits	(22.9)	(18.9)
Other current liabilities	16.2	66.6
Other non-current assets and liabilities	(0.2)	10.5
Net cash provided by operating activities	504.4	567.7
Investing activities
Capital expenditures	(37.4)	(27.7)
Purchase of investments	—	(18.0)
Proceeds from sale of property and equipment	0.2	0.1
Other	(1.5)	0.2
Net cash used for investing activities	(38.7)	(45.4)
Financing activities
Net repayments of short-term borrowings	—	(9.2)
Net borrowings of revolving long-term debt	42.3	9.9
Proceeds from long-term debt	500.0	—
Repayments of long-term debt	(575.0)	(250.0)
Debt issuance costs	(1.2)	(2.1)
Payment of contingent consideration	(3.6)	—
Shares issued to employees, net of shares withheld	(8.9)	(10.6)
Repurchases of ordinary shares	(348.2)	(125.0)
Dividends paid	(87.5)	(82.4)
Net cash used for financing activities	(482.1)	(469.4)
Effect of exchange rate changes on cash and cash equivalents	6.6	(28.6)
Change in cash and cash equivalents	(9.8)	24.3
Cash and cash equivalents, beginning of period	101.6	118.7
Cash and cash equivalents, end of period	$91.8	$143.0
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2025	163.2	$1.7	$1,313.1	$2,822.6	$(268.2)	$3,869.2
Net income	—	—	—	172.4	—	172.4
Other comprehensive income, net of tax	—	—	—	—	6.6	6.6
Dividends declared, $0.27 per share	—	—	—	(43.6)	—	(43.6)
Share repurchases	(2.0)	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	—	—	1.1	—	—	1.1
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(11.3)	—	—	(11.3)
Share-based compensation	—	—	15.7	—	—	15.7
Balance - March 31, 2026	161.6	$1.7	$1,118.6	$2,951.4	$(261.6)	$3,810.1
Net income	—	—	—	128.6	—	128.6
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	(1.4)
Dividends declared, $0.27 per share	—	—	—	(43.1)	—	(43.1)
Share repurchases	(2.0)	(0.1)	(149.9)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.1	—	1.6	—	—	1.6
Issuance of restricted shares, net of cancellations	(0.1)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	3.8	—	—	3.8
Balance - June 30, 2026	159.6	$1.6	$973.8	$3,036.9	$(263.0)	$3,749.3

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2024	164.8	$1.7	$1,501.7	$2,336.1	$(276.6)	$3,562.9
Net income	—	—	—	154.9	—	154.9
Other comprehensive income, net of tax	—	—	—	—	3.0	3.0
Dividends declared, $0.25 per share	—	—	—	(41.2)	—	(41.2)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	—	—	0.6	—	—	0.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(9.2)	—	—	(9.2)
Share-based compensation	—	—	12.6	—	—	12.6
Balance - March 31, 2025	164.5	$1.7	$1,455.7	$2,449.8	$(273.6)	$3,633.6
Net income	—	—	—	148.5	—	148.5
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Dividends declared, $0.25 per share	—	—	—	(41.0)	—	(41.0)
Share repurchases	(0.7)	—	(75.0)	—	—	(75.0)
Exercise of options, net of shares tendered for payment	0.2	—	(1.7)	—	—	(1.7)
Issuance of restricted shares, net of cancellations	(0.1)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	8.6	—	—	8.6
Balance - June 30, 2025	163.9	$1.7	$1,387.3	$2,557.3	$(274.1)	$3,672.2
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
U.S.	$624.6	$807.4	$1,355.5	$1,532.1
Western Europe	121.3	122.5	251.1	245.1
Developing (1)	121.7	136.0	230.2	245.2
Other Developed (2)	65.0	57.2	132.5	111.1
Consolidated net sales	$932.6	$1,123.1	$1,969.3	$2,133.5
(1) Developing primarily includes China, Latin America, the Middle East and Southeast Asia.
(2) Other Developed primarily includes Australia and Canada.
Vertical market net sales information was as follows:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Residential	$425.8	$647.3	$992.2	$1,227.7
Commercial	306.8	280.0	581.4	524.2
Industrial	200.0	195.8	395.7	381.6
Consolidated net sales	$932.6	$1,123.1	$1,969.3	$2,133.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Performance obligations
As of June 30, 2026, we had $117.7 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	June 30, 2026	December 31, 2025	$ Change	% Change
Contract assets	$59.7	$53.9	$5.8	10.8%
Contract liabilities	36.8	42.8	(6.0)	(14.0)%
Net contract assets	$22.9	$11.1	$11.8	106.3%
The $11.8 million increase in net contract assets from December 31, 2025 to June 30, 2026 was primarily the result of timing of milestone payments. Approximately 85% of our contract liabilities at December 31, 2025 were recognized in revenue in the first half of 2026.

3.     Share Plans
Total share-based compensation expense (benefit) for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restricted stock units	$3.9	$3.9	$7.8	$7.2
Stock options	0.8	0.9	3.4	3.5
Performance share units	(0.9)	3.8	8.3	10.5
Total share-based compensation expense	$3.8	$8.6	$19.5	$21.2
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
During the six months ended June 30, 2026, we initiated and continued execution of activities associated with our Transformation Program as well as initiated and continued certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring initiatives included a reduction in hourly and salaried headcount of approximately 245 employees during the six months ended June 30, 2026.
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restructuring Initiatives
Severance and related costs	$32.9	$12.0	$46.1	$20.3
Other restructuring costs and related adjustments (1)	1.7	3.5	2.2	4.9
Total restructuring costs	34.6	15.5	48.3	25.2
Transformation Program
Asset impairment and write-offs	—	10.3	—	15.5
Other transformation costs (2)	17.5	12.5	29.0	21.6
Total transformation costs	17.5	22.8	29.0	37.1
Total restructuring and transformation costs	$52.1	$38.3	$77.3	$62.3
(1) Other restructuring costs and related adjustments primarily consist of certain accruals and related refinements as well as various contract termination costs.
(2) Other transformation costs primarily consist of professional services and project management related costs.
Restructuring and transformation costs by reportable segment as well as Corporate and other were as follows:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Flow	$3.4	$7.7	$4.9	$14.7
Water Solutions	22.1	7.7	27.6	13.6
Pool	7.7	5.8	8.8	9.0
Corporate and other	18.9	17.1	36.0	25.0
Total restructuring and transformation costs	$52.1	$38.3	$77.3	$62.3
Activity related to accrued severance and related costs associated with restructuring and transformation activities recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2026:

In millions	June 30, 2026
Beginning balance	$14.0
Costs incurred	46.1
Cash payments and other	(15.5)
Ending balance	$44.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
5.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$128.6	$148.5	$301.0	$303.4
Net income from continuing operations	$128.6	$148.5	$289.4	$303.4
Weighted average ordinary shares outstanding
Basic	160.8	164.5	161.7	164.7
Dilutive impact of stock options, restricted stock units and performance share units	0.8	1.2	0.9	1.3
Diluted	161.6	165.7	162.6	166.0
Earnings per ordinary share
Basic
Continuing operations	$0.80	$0.90	$1.79	$1.84
Discontinued operations	—	—	0.07	—
Basic earnings per ordinary share	$0.80	$0.90	$1.86	$1.84
Diluted
Continuing operations	$0.80	$0.90	$1.78	$1.83
Discontinued operations	—	—	0.07	—
Diluted earnings per ordinary share	$0.80	$0.90	$1.85	$1.83
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.4	0.1	0.3	0.1
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
Activity related to our allowance for credit losses is summarized as follows for the six months ended June 30, 2026:

In millions	June 30, 2026
Beginning balance	$6.8
Bad debt benefit	(0.2)
Write-offs, net of recoveries	(1.2)
Ending balance	$5.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7.    Supplemental Balance Sheet Information

In millions	June 30, 2026	December 31, 2025
Inventories
Raw materials and supplies	$332.5	$311.7
Work-in-process	96.8	88.8
Finished goods	236.8	232.1
Total inventories	$666.1	$632.6
Other current assets
Cost in excess of billings	$59.7	$53.9
Prepaid expenses	81.4	66.2
Other current assets	15.1	14.3
Total other current assets	$156.2	$134.4
Property, plant and equipment, net
Land and land improvements	$33.5	$33.2
Buildings and leasehold improvements	246.9	241.2
Machinery and equipment	715.2	702.7
Capitalized software	99.8	98.2
Construction in progress	51.5	45.1
Total property, plant and equipment	1,146.9	1,120.4
Accumulated depreciation and amortization	766.0	743.6
Total property, plant and equipment, net	$380.9	$376.8
Other non-current assets
Right-of-use lease assets	$146.6	$115.3
Deferred income taxes	134.4	134.2
Deferred compensation plan assets	37.4	32.3
Other non-current assets	57.2	57.0
Total other non-current assets	$375.6	$338.8
Other current liabilities
Dividends payable	$43.1	$44.1
Accrued warranty	70.4	69.8
Accrued rebates and incentives	167.5	180.3
Accrued freight	15.0	14.9
Billings in excess of cost	29.0	37.4
Current lease liability	28.1	28.5
Income taxes payable	22.8	26.8
Accrued restructuring	44.6	14.0
Interest payable	23.5	22.5
Other current liabilities	105.8	99.4
Total other current liabilities	$549.8	$537.7
Other non-current liabilities
Long-term lease liability	$130.6	$98.8
Income taxes payable	6.6	8.5
Self-insurance liabilities	54.4	52.8
Deferred compensation plan liabilities	37.4	32.3
Foreign currency and interest rate contract liabilities	49.5	69.0
Other non-current liabilities	14.0	34.0
Total other non-current liabilities	$292.5	$295.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2025	Reallocation (1)	January 1, 2026	Foreign Currency Translation	June 30, 2026
Flow	$967.5	$(326.3)	$641.2	$(11.4)	$629.8
Water Solutions	1,407.1	326.3	1,733.4	(8.4)	1,725.0
Pool	1,163.5	—	1,163.5	—	1,163.5
Total goodwill	$3,538.1	$—	$3,538.1	$(19.8)	$3,518.3
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
Identifiable intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,148.1	$(399.3)	$748.8	$1,166.0	$(389.4)	$776.6
Proprietary technology and patents	82.5	(44.2)	38.3	82.4	(41.6)	40.8
Total definite-life intangibles	1,230.6	(443.5)	787.1	1,248.4	(431.0)	817.4
Indefinite-life intangibles
Trade names	253.5	—	253.5	255.9	—	255.9
Total intangibles	$1,484.1	$(443.5)	$1,040.6	$1,504.3	$(431.0)	$1,073.3
Identifiable intangible asset amortization expense was $15.7 million and $14.3 million for the three months ended June 30, 2026 and 2025, and $31.4 million and $28.5 million for the six months ended June 30, 2026 and 2025, respectively.
No impairment charge was recorded for identifiable intangible assets during the three and six months ended June 30, 2026. An impairment charge of $30.9 million was recorded during the three months and six months ended June 30, 2025 related to the write-off of a definite-lived customer relationship intangible asset resulting from a business exit within our Water Solutions segment during the second quarter of 2025. The impairment charge was recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2026 and the next five years is as follows:

	Q3 - Q4
	2026	2027	2028	2029	2030	2031
Estimated amortization expense	$30.1	$60.3	$57.9	$57.5	$56.9	$56.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of June 30, 2026	Maturity Year	June 30, 2026	December 31, 2025
Revolving credit facility (Senior Credit Facility)	4.762%	2030	$320.0	$277.7
Term loans (Senior Credit Facility)	4.770%	2027-2030	500.0	—
Prior Term Loan Facility	N/A	2027	—	575.0
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(14.0)	(14.1)
Total debt			$1,606.0	$1,638.6
(1) Senior notes are guaranteed as to payment by Pentair plc.
Pentair, Pentair Finance S.à r.l (“PFSA”) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, which was amended and restated in May 2025 and May 2026, providing for a $900.0 million senior unsecured revolving credit facility and a $500.0 million senior unsecured term loan facility. The revolving credit and term loan facilities have a maturity date of May 5, 2030. The term loan facility has required quarterly installment payments of $3.1 million beginning on the last day of the second quarter of 2027 and increasing to $6.3 million beginning with the last day of the second quarter of 2028. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of June 30, 2026, total availability under the Senior Credit Facility was $580.0 million. Additionally, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA were parties to a senior unsecured term loan facility (the “Prior Term Loan Facility”), with PFSA as borrower and Pentair as guarantor providing for an aggregate principal amount of $1.0 billion and a maturity date of July 28, 2027. In May 2026, PFSA repaid the remaining $575.0 million outstanding under the Prior Term Loan Facility using proceeds from borrowings under the amended Senior Credit Facility, and the Prior Term Loan Facility was terminated.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash and cash equivalents in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters (each, a “testing period”) to exceed 3.75 to 1.00 (or, at PFSA’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated cash interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at June 30, 2026. Borrowings under these credit facilities bear interest at variable rates.
We have $3.1 million of payments due in the next twelve months under the term loan facility of the Senior Credit Facility. We classified this debt as long-term as of June 30, 2026, as we have the intent and ability to refinance such obligation on a long-term basis utilizing the Senior Credit Facility’s revolving credit facility.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2026 matures on a calendar year basis as follows:

	Q3 - Q4
In millions	2026	2027	2028	2029	2030	2031	Thereafter	Total
Contractual debt obligation maturities	$—	$9.4	$21.9	$425.0	$763.7	$—	$400.0	$1,620.0
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
At June 30, 2026 and December 31, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $57.4 million and $23.2 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At June 30, 2026 and December 31, 2025, we had outstanding cross currency swap agreements with a combined notional amount of $1.0 billion and $1.1 billion, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $51.1 million and $68.0 million at June 30, 2026 and December 31, 2025, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable-rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable-rate debt. As of June 30, 2026, we had an aggregate notional amount of $200.0 million in interest rate collars that are designated as cash flow hedges. The $300.0 million aggregate notional amount of interest rate swaps, previously designated as cash flow hedges, expired on April 15, 2026. As of June 30, 2026, there were no interest rate swaps outstanding.
Unrealized gains and losses related to the fair value of the interest rate swaps and collars are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. We had an unrealized gain of $0.2 million at June 30, 2026 and an unrealized loss of $0.2 million at December 31, 2025, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2026		December 31, 2025
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$820.0	$820.0	$852.7	$852.7
Fixed rate debt	800.0	812.4	800.0	828.2
Total debt	$1,620.0	$1,632.4	$1,652.7	$1,680.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2026
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Interest rate contract assets	$—	$0.2	$—	$0.2
Foreign currency contract assets	—	5.4	—	5.4
Foreign currency contract liabilities	—	(49.5)	—	(49.5)
Deferred compensation plan assets	37.4	—	—	37.4
Contingent earn-out liabilities	—	—	(4.0)	(4.0)
Total recurring fair value measurements	$37.4	$(43.9)	$(4.0)	$(10.5)

	December 31, 2025
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Interest rate contract liabilities	$—	$(0.2)	$—	$(0.2)
Foreign currency contract liabilities	—	(68.8)	—	(68.8)
Deferred compensation plan assets	32.3	—	—	32.3
Contingent earn-out liabilities	—	—	(8.0)	(8.0)
Total recurring fair value measurements	$32.3	$(69.0)	$(8.0)	$(44.7)
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
In December 2024, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”). In conjunction with the acquisition, we recorded an estimated fair value of $8.0 million of contingent earn-out liabilities, which are considered Level 3 under the fair value hierarchy. During the second quarter of 2026, we made the first earn-out period payment and reduced the contingent earn-out liability to an estimated fair value of $4.0 million. The fair value of the remaining contingent earn-out liability was reviewed as of June 30, 2026, with no further change in fair value. The fair value of the remaining contingent earn-out liability will continue to be re-measured for each reporting period until resolution of the final contingent earn-out payment, and any resulting changes to fair value would be recorded in earnings.

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
The effective income tax rate for the six months ended June 30, 2026 was 13.9%, compared to 14.6% for the six months ended June 30, 2025. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $6.6 million and $6.7 million at June 30, 2026 and December 31, 2025, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
The Organisation for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. For the six months ended June 30, 2026 and June 30, 2025, the impact of Pillar Two on our condensed consolidated financial statements was not material.
12.    Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service cost	$0.4	$0.3	$0.8	$0.6
Interest cost	0.9	1.0	1.8	2.0
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic benefit expense	$1.1	$1.1	$2.2	$2.2
Components of net periodic benefit expense for our other post-retirement plans for the three and six months ended June 30, 2026 and 2025 were not material.

13.    Shareholders’ Equity
Share repurchases
In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2028. During the six months ended June 30, 2026, we repurchased 4.0 million of our ordinary shares for $350.0 million. As of June 30, 2026, we had $650.0 million available for share repurchases under this authorization.
Dividends payable
On May 4, 2026, the Board of Directors declared a quarterly cash dividend of $0.27 per share, payable on August 7, 2026 to shareholders of record at the close of business on July 24, 2026. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $43.1 million at June 30, 2026, compared to $44.1 million at December 31, 2025.

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
Financial information by reportable segment as well as a reconciliation of reportable segment income to consolidated income from continuing operations before income taxes is as follows:

	June 30, 2026	December 31, 2025
In millions	Identifiable assets (1)
Flow	$1,308.9	$1,640.2
Water Solutions	3,250.8	2,900.9
Pool	1,756.1	1,884.3
Reportable segment total	6,315.8	6,425.4
Corporate and other	396.4	443.4
Consolidated	$6,712.2	$6,868.8
(1) All cash and cash equivalents are included in “Corporate and other.”

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
In millions	Capital expenditures
Flow	$3.3	$2.2	$6.1	$5.1
Water Solutions	5.9	3.8	10.7	7.5
Pool	8.7	3.8	16.1	10.2
Reportable segment total	17.9	9.8	32.9	22.8
Corporate and other	1.0	1.1	4.5	4.9
Consolidated	$18.9	$10.9	$37.4	$27.7

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
In millions	Depreciation
Flow	$3.6	$3.6	$7.2	$7.3
Water Solutions	5.6	5.6	11.0	11.1
Pool	3.7	3.6	7.4	6.7
Reportable segment total	12.9	12.8	25.6	25.1
Corporate and other	1.9	1.8	3.8	4.3
Consolidated	$14.8	$14.6	$29.4	$29.4

Three months ended June 30, 2026
In millions	Flow	Water Solutions	Pool	Total
Net sales	$263.7	$422.0	$246.6	$932.3
Reconciliation of consolidated net sales
Corporate and other				0.3
Total consolidated net sales				$932.6

Cost of goods sold (1)(3)	(154.7)	(235.6)	(145.5)
Operating expenses (1)(2)(3)	(39.2)	(60.0)	(43.5)
Reportable segment income	$69.8	$126.4	$57.6	$253.8
Corporate and other				(17.2)
Restructuring and other				(36.4)
Transformation costs				(17.5)
Intangible amortization				(15.7)
Interest expense, net				(19.4)
Other expense				(0.7)
Income from continuing operations before income taxes				$146.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Three months ended June 30, 2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$250.9	$444.7	$427.2	$1,122.8
Reconciliation of consolidated net sales
Corporate and other				0.3
Total consolidated net sales				$1,123.1

Cost of goods sold (1)(3)	(158.5)	(271.6)	(229.0)
Operating expenses (1)(2)(3)	(37.6)	(64.6)	(45.5)
Reportable segment income	$54.8	$108.5	$152.7	$316.0
Corporate and other				(19.3)
Restructuring and other				(10.4)
Transformation costs				(12.5)
Asset impairment and write-offs				(41.8)
Loss on sale of business				(26.3)
Intangible amortization				(14.3)
Interest expense, net				(17.9)
Other expense				(1.0)
Income from continuing operations before income taxes				$172.5

Six months ended June 30, 2026
In millions	Flow	Water Solutions	Pool	Total
Net sales	$521.8	$813.0	$633.7	$1,968.5
Reconciliation of consolidated net sales
Corporate and other				0.8
Total consolidated net sales				$1,969.3

Cost of goods sold (1)(3)	(312.6)	(469.0)	(356.7)
Operating expenses (1)(2)(3)	(78.2)	(117.7)	(91.3)
Reportable segment income	$131.0	$226.3	$185.7	$543.0
Corporate and other				(47.3)
Restructuring and other				(57.8)
Transformation costs				(29.0)
Intangible amortization				(31.4)
Interest expense, net				(39.5)
Other expense				(1.7)
Income from continuing operations before income taxes				$336.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Six months ended June 30, 2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$483.5	$838.2	$811.1	$2,132.8
Reconciliation of consolidated net sales
Corporate and other				0.7
Total consolidated net sales				$2,133.5

Cost of goods sold (1)(3)	(305.7)	(511.0)	(442.8)
Operating expenses (1)(2)(3)	(72.8)	(124.6)	(89.6)
Reportable segment income	$105.0	$202.6	$278.7	$586.3
Corporate and other				(47.1)
Restructuring and other				(20.9)
Transformation costs				(21.6)
Asset impairment and write-offs				(47.0)
Loss on sale of business				(26.3)
Intangible amortization				(28.5)
Interest expense, net				(37.6)
Other expense				(1.9)
Income from continuing operations before income taxes				$355.4
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
The changes in the carrying amount of service and product warranties from continuing operations for the six months ended June 30, 2026 were as follows:

In millions	June 30, 2026
Beginning balance	$69.8
Service and product warranty provision	45.4
Payments	(44.8)
Ending balance	$70.4
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
As of June 30, 2026 and December 31, 2025, the outstanding value of bonds, letters of credit and bank guarantees totaled $114.6 million and $115.0 million, respectively.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
16. Subsequent Events
On July 27, 2026, as part of our Water Solutions reportable segment, we entered into a definitive agreement to acquire the issued and outstanding equity securities of Taco Group Holdings (“Taco”), for a purchase price of $1.425 billion, subject to customary adjustments contemplated by the definitive agreement. We expect to finance the acquisition with a combination of cash on hand and committed bridge financing, which we intend to refinance through a permanent debt issuance that we anticipate to be investment grade. We expect to close the acquisition of Taco in the fourth quarter of 2026, subject to customary closing conditions and necessary regulatory approvals.
In connection with entering into the definitive agreement to acquire Taco, PFSA entered into a commitment letter, dated July 27, 2026 (the “Commitment Letter”), pursuant to which, among other things, the lender has committed to provide debt financing for the acquisition of Taco, consisting of a senior unsecured bridge facility of $1.4 billion (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. The Bridge Facility will be subject to mandatory reduction and prepayment for 100% of the net cash proceeds from the issuance of any debt and other of our securities and other specified events, subject to certain exceptions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” or “future” or words, phrases, or terms of similar substance or the negative thereof are forward-looking statements. All statements made about the Taco acquisition, including the anticipated time for completing the acquisition, and the anticipated benefits of the acquisition are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include our ability to close and fund the Taco acquisition on the expected terms and time schedule, including obtaining regulatory approvals and satisfying other closing conditions; our ability to integrate the Taco acquisition successfully; our ability to retain customers and employees of Taco; the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to international hostilities; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and Transformation Program; the impact of raw material, logistics and labor costs and other inflation; volatility in currency exchange rates and interest rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions; risks associated with operating foreign businesses; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and sustainability goals and targets. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
For the first six months of 2026, the Flow, Water Solutions and Pool reportable segments represented approximately 27%, 41% and 32% of total consolidated net sales, respectively. We classify our operations into reportable segments based primarily on types of products offered and markets served:
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
On July 27, 2026, as part of our Water Solutions reportable segment, we entered into a definitive agreement to acquire the issued and outstanding equity securities of Taco Group Holdings (“Taco”), for a purchase price of $1.425 billion, subject to customary adjustments contemplated by the definitive agreement. We expect to finance the acquisition with a combination of cash on hand and committed bridge financing, which we intend to refinance through a permanent debt issuance that we anticipate to be investment grade. We expect to close the acquisition of Taco in the fourth quarter of 2026, subject to customary closing conditions and necessary regulatory approvals.

Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in the first six months of 2026 and are reasonably likely to impact our results in the future:
•We have a Transformation Program designed to accelerate growth and drive margin expansion through transformation of our business model to drive operational excellence, reduce complexity and streamline our processes. During 2025 and the first six months of 2026, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, sourcing excellence, operational excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to incur transformation costs throughout the remainder of 2026 and beyond.
•During 2025 and the first six months of 2026, we implemented 80/20 guiding principles to enable our Transformation Program. As we continue to focus on 80/20 guiding principles in 2026, we expect to create value by increasing focus on key customers and products through quadrant-based strategies. We expect this approach to enable improved operating performance by driving margin growth with our highest value customers, reducing lower margin sales and removing complexity in the future.
•During 2025 and the first six months of 2026, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2026 and to drive margin expansion.
•During the second quarter of 2026, performance was negatively impacted by a decline in Pool sales largely attributed to a more pronounced inventory realignment with major channel partners than previously estimated and worsening business conditions, including higher interest rates and inflation. Destocking of inventory in the Pool channel is expected to negatively impact net sales for the twelve months ended 2026 by approximately $250 million. While we expect channel inventory levels to improve over time, the timing and pace of normalization remain uncertain and could negatively impact our results of operations.

•During 2025 and the first six months of 2026, we experienced inflationary cost increases, including tariffs, for certain raw materials as well as logistics and transportation costs. Tariffs, along with potential retaliatory measures by other countries, have contributed to higher input costs and supply chain complexity. The ongoing volatility in the commodities market also has the potential to continue to drive price increases in our supply chain. To address these inflationary pressures, we have implemented pricing increases and taken other actions including inventory pre-buys and supply chain optimization. In addition, our Transformation Program initiatives are intended to improve productivity and offset cost increases. We anticipate that inflationary cost increases and supply chain pressures, including additional or increased tariffs in the future, as well as any related impacts on macroeconomic conditions and our business, will likely persist throughout the remainder of 2026.
•During 2025, the current U.S. administration implemented tariffs under the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the IEEPA. While we have received refunds in the second quarter of 2026 of certain previously paid IEEPA tariffs, uncertainty remains regarding the timing and ultimate amount of any additional potential refunds, as well as the scope and impact of replacement tariffs or other trade policy actions. We will continue to monitor these developments and evaluate their potential impact on our business, results of operations, cash flows and future tariff exposure.
•The Organisation for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. Pillar Two has negatively impacted our effective tax rate during the first six months of 2026 and is likely to continue to impact our effective tax rate in the future. We continue to evaluate the enacted legislative changes and new guidance as it becomes available.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2026 and 2025 were as follows:

	Three months ended
In millions	June 30, 2026	June 30, 2025	$ Change	% / Point Change
Net sales	$932.6	$1,123.1	$(190.5)	(17.0)%
Cost of goods sold	537.6	666.5	(128.9)	(19.3)%
Gross profit	395.0	456.6	(61.6)	(13.5)%
% of net sales	42.4%	40.7%		1.7	pts

Selling, general and administrative	204.8	213.8	(9.0)	(4.2)%
% of net sales	22.0%	19.0%		3.0	pts
Research and development	23.7	25.1	(1.4)	(5.6)%
% of net sales	2.5%	2.2%		0.3	pts

Operating income	166.5	217.7	(51.2)	(23.5)%
% of net sales	17.9%	19.4%		(1.5)	pts

Loss on sale of business	—	26.3	(26.3)	N.M.
Other expense	0.2	1.0	(0.8)	(80.0)%
Net interest expense	19.4	17.9	1.5	8.4%

Income from continuing operations before income taxes	146.9	172.5	(25.6)	(14.8)%
Provision for income taxes	18.3	24.0	(5.7)	(23.8)%
Effective tax rate	12.5%	13.9%		(1.4)	pts
N.M. = Not Meaningful

The consolidated results of operations for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended
In millions	June 30, 2026	June 30, 2025	$ Change	% / Point Change
Net sales	$1,969.3	$2,133.5	$(164.2)	(7.7)%
Cost of goods sold	1,140.9	1,273.6	(132.7)	(10.4)%
Gross profit	828.4	859.9	(31.5)	(3.7)%
% of net sales	42.1%	40.3%		1.8	pts

Selling, general and administrative	403.7	390.4	13.3	3.4%
% of net sales	20.5%	18.3%		2.2	pts
Research and development	48.2	48.7	(0.5)	(1.0)%
% of net sales	2.4%	2.3%		0.1	pts

Operating income	376.5	420.8	(44.3)	(10.5)%
% of net sales	19.1%	19.7%		(0.6)	pts

Loss on sale of business	—	26.3	(26.3)	N.M.
Other expense	0.7	1.5	(0.8)	(53.3)%
Net interest expense	39.5	37.6	1.9	5.1%

Income from continuing operations before income taxes	336.3	355.4	(19.1)	(5.4)%
Provision for income taxes	46.9	52.0	(5.1)	(9.8)%
Effective tax rate	13.9%	14.6%		(0.7)	pts
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2026	Six months ended June 30, 2026
	over the prior year period	over the prior year period
Volume	(20.6)%	(12.8)%
Price	3.3	4.2
Core growth	(17.3)	(8.6)
Acquisition/Divestitures	(0.3)	(0.4)
Currency	0.6	1.3
Total	(17.0)%	(7.7)%
The 17.0 and 7.7 percent decreases in net sales in the second quarter and first half, respectively, of 2026 from 2025 were primarily driven by:
•decreased sales volume primarily driven by destocking of channel inventory within our Pool segment; and
•a business exit in the commercial business of our Water Solutions segment that occurred during the second quarter of 2025.
These decreases were partially offset by:
•increased selling prices across all of our segments to mitigate inflationary cost increases;
•increased sales due to the acquisition of Hydra-Stop completed in the third quarter of 2025; and
•favorable foreign currency effects.

Gross profit
The 1.7 and 1.8 percentage point increases in gross profit as a percentage of net sales in the second quarter and first half, respectively, of 2026 from 2025 were primarily driven by:
•increased selling prices across all our segments to mitigate inflationary cost increases;
•increased productivity across all our segments;
•no asset impairment and write-offs in the second quarter or first half of 2026, compared to $10.3 million and $15.5 million in the second quarter and first half, respectively, of 2025; and
•the positive impact of $34.9 million in refunds during the second quarter of 2026 associated with tariffs previously collected under IEEPA which partially mitigated inflationary costs increases.
These increases were partially offset by:
•inflationary cost increases related to certain raw material costs.
Selling, general and administrative expenses (“SG&A”)
The 3.0 and 2.2 percentage point increases in SG&A as a percentage of net sales in the second quarter and first half, respectively, of 2026 from 2025 were primarily driven by:
•restructuring costs of $34.6 million in the second quarter of 2026, compared to $14.3 million in the second quarter of 2025, and $48.3 million in the first half of 2026, compared to $23.9 million in the first half of 2025; and
•transformation costs of $17.5 million in the second quarter of 2026 compared to $12.7 million in the second quarter of 2025, and $29.0 million in the first half of 2026, compared to $21.9 million in the first half of 2025.
These increases were partially offset by:
•an impairment charge of $30.9 million related to the write-off of a definite-lived customer relationship intangible asset as a result of a business exit within our Water Solutions segment during the second quarter of 2025 that did not reoccur in the second quarter of 2026.
Net interest expense
The 8.4 and 5.1 percent increases in net interest expense in the second quarter and first half, respectively, of 2026 from 2025 were primarily driven by:
•higher debt levels compared to the same periods of the prior year.
Provision for income taxes
The 1.4 and 0.7 percentage point decreases in the effective tax rate in the second quarter and first half, respectively, of 2026 from 2025 were primarily driven by:
•a favorable mix of global earnings.
These decreases were partially offset by:
•a decrease in the amount of favorable discrete items in 2026 compared to 2025.
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

Flow
The net sales and segment income for Flow were as follows:

	Three months ended				Six months ended
In millions	June 30, 2026	June 30, 2025	% / Point Change		June 30, 2026	June 30, 2025	% / Point Change
Net sales	$263.7	$250.9	5.1%		$521.8	$483.5	7.9%
Segment income	69.8	54.8	27.4%		131.0	105.0	24.8%
% of net sales	26.5%	21.8%	4.7	pts	25.1%	21.7%	3.4	pts
Net sales
The components of the change in Flow net sales from the prior period were as follows:

	Three months ended June 30, 2026	Six months ended June 30, 2026
	over the prior year period	over the prior year period
Volume	(3.2)%	(2.2)%
Price	2.4	3.0
Core growth	(0.8)	0.8
Acquisition/Divestiture	4.9	4.6
Currency	1.0	2.5
Total	5.1%	7.9%
The 5.1 and 7.9 percent increases in net sales for Flow in the second quarter and first half, respectively, of 2026 from 2025 were primarily driven by:
•increased sales due to the acquisition of Hydra-Stop completed in the third quarter of 2025;
•increased selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects.
These increases were partially offset by:
•decreased sales volume.
Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2026		Six months ended June 30, 2026
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	3.8	pts	4.2	pts
Currency	(0.1)		(0.2)
Inflation	(1.4)		(2.1)
Productivity	2.4		1.5
Total	4.7	pts	3.4	pts

The 4.7 and 3.4 percentage point increases in segment income for Flow as a percentage of net sales in the second quarter and first half, respectively, of 2026 from 2025 were primarily driven by:
•increased selling prices to mitigate impacts of inflation;
•increased productivity; and
•the positive impact of $5.4 million in refunds during the second quarter of 2026 associated with tariffs previously collected under IEEPA which partially mitigated inflationary costs increases.
These increases were partially offset by:
•inflationary cost increases related to certain raw material costs.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2026	June 30, 2025	% / Point Change		June 30, 2026	June 30, 2025	% / Point Change
Net sales	$422.0	$444.7	(5.1)%		$813.0	$838.2	(3.0)%
Segment income	126.4	108.5	16.5%		226.3	202.6	11.7%
% of net sales	30.0%	24.4%	5.6	pts	27.8%	24.2%	3.6	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2026	Six months ended June 30, 2026
	over the prior year period	over the prior year period
Volume	(5.7)%	(5.2)%
Price	3.1	4.2
Core growth	(2.6)	(1.0)
Acquisition/Divestiture	(3.5)	(3.7)
Currency	1.0	1.7
Total	(5.1)%	(3.0)%
The 5.1 and 3.0 percent decreases in net sales for Water Solutions in the second quarter and first half, respectively, of 2026 from 2025 were primarily driven by:
•decreased sales volume; and
•a business exit in our commercial business that occurred in the second quarter of 2025.
These decreases were partially offset by:
•increased selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects.

Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2026		Six months ended June 30, 2026
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	3.4	pts	3.3	pts
Currency	(0.2)		(0.4)
Inflation	1.9		(1.0)
Productivity	0.5		1.7
Total	5.6	pts	3.6	pts
The 5.6 and 3.6 percentage point increases in segment income for Water Solutions as a percentage of net sales in the second quarter and first half, respectively, of 2026 from 2025 were primarily driven by:
•increased selling prices to mitigate impacts of inflation;
•increased productivity; and
•the positive impact of $18.3 million in refunds in the second quarter of 2026 associated with tariffs previously collected under IEEPA which more than offset inflationary costs increases compared to second quarter of 2025.
These increases were partially offset by:
•inflationary cost increases related to certain raw material costs.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended				Six months ended
In millions	June 30, 2026	June 30, 2025	% / Point Change		June 30, 2026	June 30, 2025	% / Point Change
Net sales	$246.6	$427.2	(42.3)%		$633.7	$811.1	(21.9)%
Segment income	57.6	152.7	(62.3)%		185.7	278.7	(33.4)%
% of net sales	23.4%	35.7%	(12.3)	pts	29.3%	34.4%	(5.1)	pts
Net sales
The components of the change in Pool net sales from the prior period were as follows:

	Three months ended June 30, 2026	Six months ended June 30, 2026
	over the prior year period	over the prior year period
Volume	(46.3)%	(27.2)%
Price	3.9	5.1
Core growth	(42.4)	(22.1)
Currency	0.1	0.2
Total	(42.3)%	(21.9)%
The 42.3 and 21.9 percent decreases in net sales for Pool in the second quarter and first half, respectively, of 2026 from 2025 were primarily driven by:
•decreased sales volume primarily driven by destocking of inventory in the Pool channel.
These decreases were partially offset by:
•increased selling prices to mitigate inflationary cost increases.

Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2026		Six months ended June 30, 2026
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	(11.5)	pts	(3.3)	pts
Currency	(0.3)		(0.2)
Inflation	(1.4)		(3.2)
Productivity	0.9		1.6
Total	(12.3)	pts	(5.1)	pts
The 12.3 and 5.1 percentage point decreases in segment income for Pool as a percentage of net sales in the second quarter of 2026 from 2025 were primarily driven by:
•decreased sales volume primarily driven by destocking of inventory in the Pool channel; and
•inflationary cost increases related to certain raw material costs.
These decreases were partially offset by:
•increased selling prices to mitigate impacts of inflation;
•increased productivity; and
•the positive impact of $11.2 million in refunds during the second quarter of 2026 associated with tariffs previously collected under IEEPA which partially mitigated inflationary costs increases.

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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2026 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter of 2026 as the seasonality of our businesses peaked and generated significant cash to fund our operations.
End-user demand for pool equipment in the Pool segment and water solutions, residential water supply and agricultural products in the Water Solutions segment follows warm weather trends, with seasonal highs ranging from April to September. The magnitude of the sales spike has historically been partially mitigated within the Pool segment by employing advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly temperature, heavy flooding and droughts.
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

Summary of cash flows

	Six months ended
In millions	June 30, 2026	June 30, 2025
Net cash provided by (used for):
Operating activities	$504.4	$567.7
Investing activities	(38.7)	(45.4)
Financing activities	(482.1)	(469.4)
Operating activities
Net cash provided by operating activities in the first six months of 2026 primarily reflects net income from continuing operations, inclusive of $34.9 million of tariff refunds previously collected under IEEPA and net of non-cash depreciation, definite-lived intangible amortization and share-based compensation, of $369.7 million. Additionally, we had a cash inflow of $138.0 million as a result of changes in net working capital, primarily due to decreased accounts receivable and increased inventory balances primarily driven by lower sales volume within our Pool segment attributed to higher channel inventory and lower demand as well as an increase in cash collections during the period.
Net cash provided by operating activities in the first six months of 2025 primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization, share-based compensation, loss on sale of business and asset impairment, of $455.8 million. Additionally, we had a cash inflow of $83.3 million as a result of changes in net working capital, primarily due to decreased accounts receivable and increased accounts payable balances. The decrease in accounts receivable was attributed to an increase in cash collections during the period. The increased accounts payable balance was primarily due to an increase in purchases for our peak sales season in the second quarter of 2025.
Investing activities
Net cash used for investing activities in the first six months of 2026 primarily reflects capital expenditures of $37.4 million.
Net cash used for investing activities in the first six months of 2025 primarily reflects capital expenditures of $27.7 million and the purchase of investments of $18.0 million.
Financing activities
Net cash used for financing activities in the first six months of 2026 primarily relates to the repayment $575.0 million of the remaining principal under the Prior Term Loan Facility, share repurchases of $348.2 million and dividend payments of $87.5 million, partially offset by proceeds received from the term loan facility under the Senior Credit Facility of $500.0 million and net borrowings of revolving long-term debt of $42.3 million.
Net cash used for financing activities in the first six months of 2025 primarily relates to the repayment of $250.0 million of the principal balance under the Prior Term Loan Facility, share repurchases of $125.0 million and dividend payments of $82.4 million.

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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$504.4	$567.7
Capital expenditures	(37.4)	(27.7)
Proceeds from sale of property and equipment	0.2	0.1
Free cash flow	$467.2	$540.1
Debt and capital
Pentair, Pentair Finance S.à r.l (“PFSA”) and Pentair, Inc. are parties to a credit agreement (the “Senior Credit Facility”), with Pentair as guarantor and PFSA and Pentair, Inc. as borrowers, which was amended and restated in May 2025 and May 2026, providing for a $900.0 million senior unsecured revolving credit facility and a $500.0 million senior unsecured term loan facility. The revolving credit and term loan facilities have a maturity date of May 5, 2030. The term loan facility has required quarterly installment payments of $3.1 million beginning on the last day of the second quarter of 2027 and increasing to $6.3 million beginning with the last day of the second quarter of 2028. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate, adjusted term secured overnight financing rate, adjusted euro interbank offered rate, adjusted daily simple secured overnight financing rate or central bank rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating.
As of June 30, 2026, total availability under the Senior Credit Facility was $580.0 million. Additionally, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In addition, Pentair and PFSA were parties to a senior unsecured term loan facility (the “Prior Term Loan Facility”), with PFSA as borrower and Pentair as guarantor providing for an aggregate principal amount of $1.0 billion and a maturity date of July 28, 2027. In May 2026, PFSA repaid the remaining $575.0 million outstanding under the Prior Term Loan Facility using proceeds from borrowings under the amended Senior Credit Facility, and the Prior Term Loan Facility was terminated.
In connection with entering into the definitive agreement to acquire Taco, PFSA entered into a commitment letter, dated July 27, 2026 (the “Commitment Letter”), pursuant to which, among other things, the lender has committed to provide debt financing for the acquisition of Taco, consisting of a senior unsecured bridge facility of $1.4 billion (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. The Bridge Facility will be subject to mandatory reduction and prepayment for 100% of the net cash proceeds from the issuance of any debt and other of our securities and other specified events, subject to certain exceptions.
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Senior Credit Facility. The Senior Credit Facility contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash and cash equivalents in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters (each, a “testing period”) to exceed 3.75 to 1.00 (or, at PFSA’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated cash interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Senior Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Senior Credit Facility, we have various other credit facilities with an aggregate availability of $21.1 million, of which there were no outstanding borrowings at June 30, 2026. Borrowings under these credit facilities bear interest at variable rates.
We have $3.1 million of payments due in the next twelve months under the term loan facility of the Senior Credit Facility. We classified this debt as long-term as of June 30, 2026, as we have the intent and ability to refinance such obligation on a long-term basis utilizing the Senior Credit Facility’s revolving credit facility.
As of June 30, 2026, we had $38.5 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2028. During the six months ended June 30, 2026, we repurchased 4.0 million of our ordinary shares for $350.0 million. As of June 30, 2026, we had $650.0 million available for share repurchases under this authorization.
Dividends payable
On May 4, 2026, the Board of Directors declared a quarterly cash dividend of $0.27 per share, payable on August 7, 2026 to shareholders of record at the close of business on July 24, 2026. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $43.1 million at June 30, 2026, compared to $44.1 million at December 31, 2025.
We paid dividends in the first six months of 2026 of $87.5 million, or $0.54 per ordinary share compared with $82.4 million, or $0.50 per ordinary share, in the prior year period.
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

The following table presents summarized financial information as of June 30, 2026 and December 31, 2025 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and the issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	June 30, 2026	December 31, 2025
Current assets (1)	$1.7	$3.1
Noncurrent assets (2)	2,502.5	2,503.6
Current liabilities (3)	2,749.9	2,310.8
Noncurrent liabilities (4)	1,833.3	1,853.8
(1) No assets due from non-guarantor subsidiaries were included as of June 30, 2026 and December 31, 2025, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,498.6 million and $2,503.6 million as of June 30, 2026 and December 31, 2025, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $2,676.8 million and $2,235.8 million as of June 30, 2026 and December 31, 2025, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $165.7 million and $171.4 million as of June 30, 2026 and December 31, 2025, respectively.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2026. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, except for the additional risk factors relating to the Taco acquisition set forth below.
We may not realize the anticipated benefits of the Taco acquisition and any benefit may take longer to realize than we expect.
The Taco acquisition will involve the integration of Taco’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating Taco’s operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate Taco’s operations successfully, this integration may not result in the realization of the full benefits of revenue synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time or at all.

We could be subject to new risks, known and unknown, relating to the Taco acquisition.
We may experience risks, losses and damages associated with the Taco acquisition. The risks we could face include the following:
•the Taco acquisition may lead to the incurrence of costs to review, upgrade and integrate Taco’s systems with our compliance and reporting systems, including our systems of internal control over financial reporting. The process of integrating Taco into our internal control over financial reporting could require significant time and effort from our management and other personnel and could increase our compliance costs; and
•the Taco acquisition involves the inherent risk of liabilities, and these liabilities may prove more costly or produce more adverse effects than we anticipate, such as actual or potential litigation and regulatory matters. In addition, in the course of the due diligence review of Taco, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Taco, and we may not be indemnified or have insurance for any of these liabilities. Any such liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Taco acquisition.
Any of these risks associated with the Taco acquisition could have a material adverse impact on our business, results of operations and financial condition.
Increased leverage may harm our financial condition and results of operations.
As of June 30, 2026, we had $1,606.0 million of total debt on a consolidated basis. We expect our indebtedness to increase materially in connection with our acquisition of Taco. We intend to fund the Taco acquisition with new debt, together with cash on hand and/or borrowings under our revolving credit facility, and, if necessary, borrowings under the bridge facility for an aggregate amount of approximately $1.4 billion of new indebtedness in connection with the Taco acquisition. We and our subsidiaries may incur additional indebtedness in the future. Future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - May 2	996	$85.42	—	$800,004,397
May 3 - May 30	1,334,965	75.11	1,331,437	700,004,418
May 31 - June 30	677,082	73.96	676,008	650,004,399
Total	2,013,043		2,007,445
(a)The purchases in this column include 996 shares for the period April 1 - May 2, 3,528 shares for the period May 3 - May 30 and 1,074 shares for the period May 31 - June 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2028. As of June 30, 2026, we had $650.0 million remaining availability for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 5.    OTHER INFORMATION
(c)During the second quarter of 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2026

4.1	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of May 5, 2026, among Pentair plc, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc dated May 5, 2026 (File No. 001-11625)).
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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months and six months ended June 30, 2026 and 2025, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2026.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Interim Executive Vice President and Chief Financial Officer

By	/s/ Jennifer M. Hensley
Jennifer M. Hensley
Senior Vice President, Chief Accounting Officer and Controller