Form 10-Q
period 2026-09-30
PENTAIR plc
filed 2026-10-27
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2026, 159,654,682 shares of registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$976.4	$1,022.0	$2,945.7	$3,155.5
Cost of goods sold	581.2	603.4	1,722.1	1,877.0
Gross profit	395.2	418.6	1,223.6	1,278.5
Selling, general and administrative	175.9	162.2	579.6	552.6
Research and development	23.4	24.7	71.6	73.4
Operating income	195.9	231.7	572.4	652.5
Other expense
Loss on sale of business	—	—	—	26.3
Net interest expense	21.7	14.4	61.2	52.0
Other expense	0.9	0.6	1.6	2.1
Income from continuing operations before income taxes	173.3	216.7	509.6	572.1
Provision for income taxes	28.2	32.4	75.1	84.4
Net income from continuing operations	145.1	184.3	434.5	487.7
Income from discontinued operations, net of tax	—	—	11.6	—
Net income	$145.1	$184.3	$446.1	$487.7
Comprehensive income, net of tax
Net income	$145.1	$184.3	$446.1	$487.7
Changes in cumulative translation adjustment	2.5	(3.7)	(9.5)	81.0
Changes in market value of derivative financial instruments, net of tax	2.1	6.1	19.3	(76.1)
Comprehensive income	$149.7	$186.7	$455.9	$492.6
Earnings per ordinary share
Basic
Continuing operations	$0.91	$1.13	$2.70	$2.97
Discontinued operations	—	—	0.07	—
Basic earnings per ordinary share	$0.91	$1.13	$2.77	$2.97
Diluted
Continuing operations	$0.91	$1.12	$2.69	$2.94
Discontinued operations	—	—	0.07	—
Diluted earnings per ordinary share	$0.91	$1.12	$2.76	$2.94
Weighted average ordinary shares outstanding
Basic	159.6	163.8	161.0	164.4
Diluted	160.3	165.1	161.8	165.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$74.0	$101.6
Accounts receivable, net of allowances of $5.2 and $6.8, respectively	500.6	673.2
Inventories	655.0	632.6
Other current assets	141.9	134.4
Total current assets	1,371.5	1,541.8
Property, plant and equipment, net	381.1	376.8
Other assets
Goodwill	3,518.6	3,538.1
Intangibles, net	1,025.6	1,073.3
Other non-current assets	368.2	338.8
Total other assets	4,912.4	4,950.2
Total assets	$6,665.0	$6,868.8
Liabilities and Equity
Current liabilities
Accounts payable	$289.6	$301.5
Employee compensation and benefits	107.2	120.1
Other current liabilities	534.4	537.7
Total current liabilities	931.2	959.3
Other liabilities
Long-term debt	1,484.1	1,638.6
Pension and other post-retirement compensation and benefits	55.6	58.8
Deferred tax liabilities	44.9	47.5
Other non-current liabilities	289.4	295.4
Total liabilities	2,805.2	2,999.6
Commitments and contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 159.7 and 163.2 issued at September 30, 2026 and December 31, 2025, respectively	1.6	1.7
Additional paid-in capital	977.6	1,313.1
Retained earnings	3,139.0	2,822.6
Accumulated other comprehensive loss	(258.4)	(268.2)
Total equity	3,859.8	3,869.2
Total liabilities and equity	$6,665.0	$6,868.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2026	September 30, 2025
Operating activities
Net income	$446.1	$487.7
Income from discontinued operations, net of tax	(11.6)	—
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(1.1)	(0.8)
Depreciation	44.7	44.7
Amortization	46.5	42.4
Deferred income taxes	2.1	20.8
Loss on sale of business	—	26.3
Share-based compensation	23.6	27.3
Asset impairment and write-offs	—	48.5
Amortization of bridge financing fees	4.9	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	169.2	56.7
Inventories	(24.9)	(45.7)
Other current assets	(9.7)	(35.8)
Accounts payable	(8.7)	31.2
Employee compensation and benefits	(11.7)	(9.4)
Other current liabilities	2.7	60.8
Other non-current assets and liabilities	1.6	9.3
Net cash provided by operating activities	673.7	764.0
Investing activities
Capital expenditures	(54.2)	(45.1)
Purchase of investments	—	(18.0)
Proceeds from sale of property and equipment	0.4	0.1
Acquisitions, net of cash acquired	—	(292.2)
Other	(1.5)	0.9
Net cash used for investing activities	(55.3)	(354.3)
Financing activities
Net repayments of short-term borrowings	—	(9.3)
Net (repayments) borrowings of revolving long-term debt	(77.0)	210.5
Proceeds from long-term debt	500.0	—
Repayments of long-term debt	(575.0)	(269.3)
Debt issuance costs	(8.9)	(2.2)
Payment of contingent consideration	(3.6)	—
Shares issued to employees, net of shares withheld	(9.2)	(2.2)
Repurchases of ordinary shares	(350.0)	(175.0)
Dividends paid	(130.8)	(123.3)
Net cash used for financing activities	(654.5)	(370.8)
Effect of exchange rate changes on cash and cash equivalents	8.5	(29.2)
Change in cash and cash equivalents	(27.6)	9.7
Cash and cash equivalents, beginning of period	101.6	118.7
Cash and cash equivalents, end of period	$74.0	$128.4
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2025	163.2	$1.7	$1,313.1	$2,822.6	$(268.2)	$3,869.2
Net income	—	—	—	172.4	—	172.4
Other comprehensive income, net of tax	—	—	—	—	6.6	6.6
Dividends declared, $0.27 per share	—	—	—	(43.6)	—	(43.6)
Share repurchases	(2.0)	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	—	—	1.1	—	—	1.1
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(11.3)	—	—	(11.3)
Share-based compensation	—	—	15.7	—	—	15.7
Balance - March 31, 2026	161.6	$1.7	$1,118.6	$2,951.4	$(261.6)	$3,810.1
Net income	—	—	—	128.6	—	128.6
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	(1.4)
Dividends declared, $0.27 per share	—	—	—	(43.1)	—	(43.1)
Share repurchases	(2.0)	(0.1)	(149.9)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.1	—	1.6	—	—	1.6
Issuance of restricted shares, net of cancellations	(0.1)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	3.8	—	—	3.8
Balance - June 30, 2026	159.6	$1.6	$973.8	$3,036.9	$(263.0)	$3,749.3
Net income	—	—	—	145.1	—	145.1
Other comprehensive income, net of tax	—	—	—	—	4.6	4.6
Dividends declared, $0.27 per share	—	—	—	(43.0)	—	(43.0)
Exercise of options, net of shares tendered for payment	—	—	0.1	—	—	0.1
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	4.1	—	—	4.1
Balance - September 30, 2026	159.7	$1.6	$977.6	$3,139.0	$(258.4)	$3,859.8

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Number	Amount
Balance - December 31, 2024	164.8	$1.7	$1,501.7	$2,336.1	$(276.6)	$3,562.9
Net income	—	—	—	154.9	—	154.9
Other comprehensive income, net of tax	—	—	—	—	3.0	3.0
Dividends declared, $0.25 per share	—	—	—	(41.2)	—	(41.2)
Share repurchases	(0.6)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	—	—	0.6	—	—	0.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(9.2)	—	—	(9.2)
Share-based compensation	—	—	12.6	—	—	12.6
Balance - March 31, 2025	164.5	$1.7	$1,455.7	$2,449.8	$(273.6)	$3,633.6
Net income	—	—	—	148.5	—	148.5
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Dividends declared, $0.25 per share	—	—	—	(41.0)	—	(41.0)
Share repurchases	(0.7)	—	(75.0)	—	—	(75.0)
Exercise of options, net of shares tendered for payment	0.2	—	(1.7)	—	—	(1.7)
Issuance of restricted shares, net of cancellations	(0.1)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	8.6	—	—	8.6
Balance - June 30, 2025	163.9	$1.7	$1,387.3	$2,557.3	$(274.1)	$3,672.2
Net income	—	—	—	184.3	—	184.3
Other comprehensive income, net of tax	—	—	—	—	2.4	2.4
Dividends declared, $0.25 per share	—	—	—	(41.0)	—	(41.0)
Share repurchases	(0.5)	—	(50.0)	—	—	(50.0)
Exercise of options, net of shares tendered for payment	0.2	—	8.4	—	—	8.4
Share-based compensation	—	—	6.1	—	—	6.1
Balance - September 30, 2025	163.6	$1.7	$1,351.8	$2,700.6	$(271.7)	$3,782.4
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

2.Revenue
We disaggregate our revenue from contracts with customers by reportable segment, geographic location and vertical market, as we believe these factors best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Refer to Note 15 for revenue disaggregated by reportable segment.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
U.S.	$676.9	$703.9	$2,032.4	$2,236.0
Western Europe	116.8	126.7	367.9	371.8
Developing (1)	117.5	130.6	347.7	375.8
Other Developed (2)	65.2	60.8	197.7	171.9
Consolidated net sales	$976.4	$1,022.0	$2,945.7	$3,155.5
(1) Developing primarily includes China, Latin America, the Middle East and Southeast Asia.
(2) Other Developed primarily includes Australia and Canada.
Vertical market net sales information was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Residential	$483.3	$568.3	$1,475.5	$1,796.0
Commercial	295.2	257.6	876.6	781.8
Industrial	197.9	196.1	593.6	577.7
Consolidated net sales	$976.4	$1,022.0	$2,945.7	$3,155.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Performance obligations
As of September 30, 2026, we had $94.8 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
Contract assets and liabilities
Contract assets and liabilities consisted of the following:

In millions	September 30, 2026	December 31, 2025	$ Change	% Change
Contract assets	$61.8	$53.9	$7.9	14.7%
Contract liabilities	39.0	42.8	(3.8)	(8.9)%
Net contract assets	$22.8	$11.1	$11.7	105.4%
The $11.7 million increase in net contract assets from December 31, 2025 to September 30, 2026 was primarily the result of timing of milestone payments. Approximately 95% of our contract liabilities at December 31, 2025 were recognized in revenue in the first nine months of 2026.

3.Acquisitions
On October 1, 2026, as part of our Water Solutions reportable segment, we acquired the issued and outstanding equity securities of Taco Group Holdings (“Taco”) for a purchase price of $1.425 billion, subject to customary adjustments. Taco manufactures hydronic and water-driven solutions, providing innovative, sustainable, and high-performance products for the HVAC, plumbing, and industrial sectors. The acquisition of Taco allows us to provide a more comprehensive suite of water solutions and enhanced development capabilities to benefit our customers across commercial, industrial and residential applications. We funded this acquisition through a combination of cash on hand and debt financing. See Note 10 for further discussion of the debt financing completed during the quarter and on the acquisition closing date.
As of the filing date of this Quarterly Report, the initial accounting and preliminary purchase price allocation for the acquisition is incomplete. We are continuing to evaluate information relating to acquired working capital, tangible and identifiable intangible assets, assumed liabilities, goodwill and income tax matters. As a result, certain disclosures required under accounting standards codification (“ASC”) 805 are not yet available.
4.     Share Plans
Total share-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restricted stock units	$3.0	$3.8	$10.8	$11.0
Stock options	0.3	0.6	3.7	4.1
Performance share units	0.8	1.7	9.1	12.2
Total share-based compensation expense	$4.1	$6.1	$23.6	$27.3
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
During the nine months ended September 30, 2026, we initiated and continued execution of activities associated with our Transformation Program as well as initiated and continued certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring initiatives included a reduction in hourly and salaried headcount of approximately 350 employees during the nine months ended September 30, 2026.
Restructuring and transformation-related costs included within Cost of goods sold and Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income included the following:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restructuring Initiatives
Severance and related costs	$7.0	$—	$53.1	$20.3
Other restructuring costs and related adjustments (1)	3.1	1.1	5.3	6.0
Total restructuring costs	10.1	1.1	58.4	26.3
Transformation Program
Asset impairment and write-offs	—	0.7	—	16.2
Other transformation costs (2)	16.1	10.8	45.1	32.4
Total transformation costs	16.1	11.5	45.1	48.6
Total restructuring and transformation costs	$26.2	$12.6	$103.5	$74.9
(1) Other restructuring costs and related adjustments primarily consist of certain accruals and related refinements as well as various contract termination costs, asset impairments and inventory write-offs associated with business and product line exits.

(2) Other transformation costs primarily consist of professional services and project management related costs.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Restructuring and transformation costs by reportable segment as well as Corporate and other were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Flow	$2.0	$(1.6)	$6.9	$13.1
Water Solutions	4.7	1.1	32.3	14.7
Pool	2.9	2.8	11.7	11.8
Corporate and other	16.6	10.3	52.6	35.3
Total restructuring and transformation costs	$26.2	$12.6	$103.5	$74.9
Activity related to accrued severance and related costs associated with restructuring and transformation activities recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2026:

In millions	September 30, 2026
Beginning balance	$14.0
Costs incurred	53.1
Cash payments and other	(23.3)
Ending balance	$43.8
6.    Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$145.1	$184.3	$446.1	$487.7
Net income from continuing operations	$145.1	$184.3	$434.5	$487.7
Weighted average ordinary shares outstanding
Basic	159.6	163.8	161.0	164.4
Dilutive impact of stock options, restricted stock units and performance share units	0.7	1.3	0.8	1.3
Diluted	160.3	165.1	161.8	165.7
Earnings per ordinary share
Basic
Continuing operations	$0.91	$1.13	$2.70	$2.97
Discontinued operations	—	—	0.07	—
Basic earnings per ordinary share	$0.91	$1.13	$2.77	$2.97
Diluted
Continuing operations	$0.91	$1.12	$2.69	$2.94
Discontinued operations	—	—	0.07	—
Diluted earnings per ordinary share	$0.91	$1.12	$2.76	$2.94
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.7	0.1	0.4	0.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
Activity related to our allowance for credit losses is summarized as follows for the nine months ended September 30, 2026:

In millions	September 30, 2026
Beginning balance	$6.8
Bad debt benefit	(0.1)
Write-offs, net of recoveries	(1.4)
Other (1)	(0.1)
Ending balance	$5.2
(1) Other amounts are primarily the effects of changes in currency translation and the impact of allowance for credits.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.    Supplemental Balance Sheet Information

In millions	September 30, 2026	December 31, 2025
Inventories
Raw materials and supplies	$325.5	$311.7
Work-in-process	99.0	88.8
Finished goods	230.5	232.1
Total inventories	$655.0	$632.6
Other current assets
Cost in excess of billings	$61.8	$53.9
Prepaid expenses	73.5	66.2
Other current assets	6.6	14.3
Total other current assets	$141.9	$134.4
Property, plant and equipment, net
Land and land improvements	$33.6	$33.2
Buildings and leasehold improvements	246.4	241.2
Machinery and equipment	724.0	702.7
Capitalized software	102.2	98.2
Construction in progress	51.7	45.1
Total property, plant and equipment	1,157.9	1,120.4
Accumulated depreciation and amortization	776.8	743.6
Total property, plant and equipment, net	$381.1	$376.8
Other non-current assets
Right-of-use lease assets	$142.9	$115.3
Deferred income taxes	130.6	134.2
Deferred compensation plan assets	36.4	32.3
Other non-current assets	58.3	57.0
Total other non-current assets	$368.2	$338.8
Other current liabilities
Dividends payable	$43.0	$44.1
Accrued warranty	62.3	69.8
Accrued rebates and incentives	176.8	180.3
Accrued freight	15.8	14.9
Billings in excess of cost	25.2	37.4
Current lease liability	28.1	28.5
Income taxes payable	18.1	26.8
Accrued restructuring	43.8	14.0
Interest payable	13.3	22.5
Other current liabilities	108.0	99.4
Total other current liabilities	$534.4	$537.7
Other non-current liabilities
Long-term lease liability	$126.9	$98.8
Income taxes payable	5.0	8.5
Self-insurance liabilities	57.8	52.8
Deferred compensation plan liabilities	36.4	32.3
Foreign currency and interest rate contract liabilities	49.3	69.0
Other non-current liabilities	14.0	34.0
Total other non-current liabilities	$289.4	$295.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2025	Reallocation (1)	January 1, 2026	Foreign Currency Translation	September 30, 2026
Flow	$967.5	$(326.3)	$641.2	$(10.9)	$630.3
Water Solutions	1,407.1	326.3	1,733.4	(8.6)	1,724.8
Pool	1,163.5	—	1,163.5	—	1,163.5
Total goodwill	$3,538.1	$—	$3,538.1	$(19.5)	$3,518.6
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
Identifiable intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,148.5	$(413.0)	$735.5	$1,166.0	$(389.4)	$776.6
Proprietary technology and patents	82.5	(45.9)	36.6	82.4	(41.6)	40.8
Total definite-life intangibles	1,231.0	(458.9)	772.1	1,248.4	(431.0)	817.4
Indefinite-life intangibles
Trade names	253.5	—	253.5	255.9	—	255.9
Total intangibles	$1,484.5	$(458.9)	$1,025.6	$1,504.3	$(431.0)	$1,073.3
Identifiable intangible asset amortization expense was $15.1 million and $13.9 million for the three months ended September 30, 2026 and 2025, and $46.5 million and $42.4 million for the nine months ended September 30, 2026 and 2025, respectively.
No impairment charge was recorded for identifiable intangible assets during the three and nine months ended September 30, 2026 or the three months ended September 30, 2025. An impairment charge of $30.9 million was recorded during the nine months ended September 30, 2025 related to the write-off of a definite-lived customer relationship intangible asset resulting from a business exit within our Water Solutions segment during the second quarter of 2025. The impairment charge was recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2026 and the next five years is as follows:

	Q4
	2026	2027	2028	2029	2030	2031
Estimated amortization expense (1)	$15.1	$60.3	$57.9	$57.5	$56.9	$56.6
(1) Estimated amortization expense does not include the impact of the Taco acquisition on October 1, 2026 as the initial accounting and preliminary purchase price allocation for the acquisition is incomplete.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2026	Maturity Year	September 30, 2026	December 31, 2025
Revolving credit facility (Senior Credit Facility)	4.972%	2030	$200.7	$277.7
Term loans (Senior Credit Facility)	4.945%	2027-2030	500.0	—
Prior Term Loan Facility	N/A	2027	—	575.0
Senior notes - fixed rate (1)	4.500%	2029	400.0	400.0
Senior notes - fixed rate (1)	5.900%	2032	400.0	400.0
Unamortized debt issuance costs and discounts	N/A	N/A	(16.6)	(14.1)
Total debt			$1,484.1	$1,638.6
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
As of September 30, 2026, total availability under the Senior Credit Facility, including the impact of a financial stand-by letter of credit associated with the Taco acquisition, was $698.3 million. Additionally, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In connection with entering into the definitive agreement to acquire Taco, PFSA entered into a commitment letter, dated July 27, 2026 (the “Commitment Letter”), pursuant to which, among other things, the lender committed to provide debt financing for the acquisition of Taco, consisting of a senior unsecured bridge facility of $1.4 billion (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. The Bridge Facility was subject to mandatory reduction and prepayment for 100% of the net cash proceeds from the issuance of any debt and other of our securities and other specified events, subject to certain exceptions.
On September 1, 2026, Pentair, PFSA and Pentair, Inc. entered into a Credit Agreement among PFSA as borrower, Pentair and Pentair, Inc. as guarantors, and the lenders and agents party thereto, providing for a $400.0 million senior unsecured tranche 1 delayed-draw term loan facility (the “Tranche 1 Term Loan Facility”) and a $1.0 billion senior unsecured tranche 2 delayed-draw term loan facility (the “Tranche 2 Term Loan Facility”; together with the Tranche 1 Term Loan Facility, the “Term Loan Facilities”; together with the Senior Credit Facility, the “Credit Facilities”), for an aggregate principal amount of $1.4 billion. The Tranche 1 Term Loan Facility will mature on April 1, 2028, while the Tranche 2 Term Loan Facility will mature on May 5, 2030. The Tranche 2 Term Loan Facility has required quarterly principal installment payments of $6.3 million beginning on the last day of the first quarter of 2028 and increasing to $12.5 million beginning with the last day of the first quarter of 2029. Borrowings under the Term Loan Facilities bear interest at a rate equal to an adjusted base rate or adjusted term secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating. No loans were outstanding under the Term Loan Facilities as of September 30, 2026.
On September 1, 2026, the aggregate principal amount of the commitments under the Term Loan Facilities replaced the corresponding amount of the commitments in respect of the Bridge Facility in accordance with the terms of the Commitment Letter. As a result, there were no remaining commitments under the Bridge Facility.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
On October 1, 2026, upon the closing of the Taco acquisition, PFSA borrowed the full $1.4 billion aggregate principal amount available under the Term Loan Facilities. The proceeds were utilized to finance a portion of the purchase price in the Taco acquisition and pay related fees and expenses.
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
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Credit Facilities. Each of the Credit Facilities contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash and cash equivalents in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters (each, a “testing period”) to exceed 3.75 to 1.00 (or, at PFSA’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated cash interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, each of the Credit Facilities provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Credit Facilities, we have various other credit facilities with an aggregate availability of $21.2 million, of which there were no outstanding borrowings at September 30, 2026. Borrowings under these credit facilities bear interest at variable rates.
We have $6.3 million of payments due in the next twelve months under the term loan facility of the Senior Credit Facility. We classified this debt as long-term as of September 30, 2026, as we have the intent and ability to refinance such obligation on a long-term basis utilizing the Senior Credit Facility’s revolving credit facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2026 matures on a calendar year basis as follows:

	Q4
In millions	2026	2027	2028	2029	2030	2031	Thereafter	Total
Contractual debt obligation maturities	$—	$9.4	$21.9	$425.0	$644.4	$—	$400.0	$1,500.7
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
At September 30, 2026 and December 31, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $29.7 million and $23.2 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Cross currency swaps
At September 30, 2026 and December 31, 2025, we had outstanding cross currency swap agreements with a combined notional amount of $1.0 billion and $1.1 billion, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. We had deferred foreign currency losses of $49.5 million and $68.0 million at September 30, 2026 and December 31, 2025, respectively, recorded in Accumulated other comprehensive loss associated with our cross currency swap activity. The periodic interest settlements related to our cross currency swap agreements are classified as operating activities. The cash flows that relate to principal balances are classified as financing activities for the cash flow hedges on intercompany debt and investing activities for the net investment hedges.
Hedging of variable interest rates
We manage our exposure to certain interest rate risks related to our variable-rate debt through the use of interest rate swaps and collars. We enter into these agreements to hedge the variability of interest expense and cash flows attributable to changes in interest rates of our variable-rate debt. As of September 30, 2026, we had an aggregate notional amount of $200.0 million in interest rate collars that are designated as cash flow hedges. The $300.0 million aggregate notional amount of interest rate swaps, previously designated as cash flow hedges, expired on April 15, 2026.
Unrealized gains and losses related to the fair value of the interest rate swaps and collars are recorded in Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. We had an unrealized gain of $0.7 million at September 30, 2026 and an unrealized loss of $0.2 million at December 31, 2025, recorded in Accumulated other comprehensive loss associated with our interest rate swap and collar activity. The periodic interest settlements related to our interest rate swaps and collars are classified as operating activities.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
•contingent earn-out liabilities — fair value is generally established using a probability-weighted discounted income approach to convert future estimated cash flows to a single present value amount. The related inputs are classified as Level 3 in the valuation hierarchy defined above.
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2026		December 31, 2025
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$700.7	$700.7	$852.7	$852.7
Fixed rate debt	800.0	785.1	800.0	828.2
Total debt	$1,500.7	$1,485.8	$1,652.7	$1,680.9
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2026
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Interest rate contract assets	$—	$0.7	$—	$0.7
Foreign currency contract assets	—	6.2	—	6.2
Foreign currency contract liabilities	—	(49.3)	—	(49.3)
Deferred compensation plan assets	36.4	—	—	36.4
Contingent earn-out liabilities	—	—	(4.0)	(4.0)
Total recurring fair value measurements	$36.4	$(42.4)	$(4.0)	$(10.0)

	December 31, 2025
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Interest rate contract liabilities	$—	$(0.2)	$—	$(0.2)
Foreign currency contract liabilities	—	(68.8)	—	(68.8)
Deferred compensation plan assets	32.3	—	—	32.3
Contingent earn-out liabilities	—	—	(8.0)	(8.0)
Total recurring fair value measurements	$32.3	$(69.0)	$(8.0)	$(44.7)
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
In December 2024, we completed the acquisition of G & F Manufacturing, LLC (“G & F Manufacturing”). In conjunction with the acquisition, we recorded an estimated fair value of $8.0 million of contingent earn-out liabilities, which are considered Level 3 under the fair value hierarchy. During the second quarter of 2026, we made the first earn-out period payment and reduced the contingent earn-out liability to an estimated fair value of $4.0 million. The fair value of the remaining contingent earn-out liability was reviewed as of September 30, 2026, with no further change in fair value. The fair value of the remaining contingent earn-out liability will continue to be re-measured for each reporting period until resolution of the final contingent earn-out payment, and any resulting changes to fair value would be recorded in earnings.

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
The effective income tax rate for the nine months ended September 30, 2026 was 14.7%, compared to 14.8% for the nine months ended September 30, 2025. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by the mix of global earnings or adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions was $9.2 million and $6.7 million at September 30, 2026 and December 31, 2025, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.
The Organisation for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. For the nine months ended September 30, 2026 and September 30, 2025, the impact of Pillar Two on our condensed consolidated financial statements was not material.
13.    Benefit Plans
Components of net periodic benefit expense for our pension plans for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service cost	$0.4	$0.3	$1.2	$0.9
Interest cost	0.9	1.0	2.7	3.0
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.6)
Net periodic benefit expense	$1.1	$1.1	$3.3	$3.3
Components of net periodic benefit expense for our other post-retirement plans for the three and nine months ended September 30, 2026 and 2025 were not material.

14.    Shareholders’ Equity
Share repurchases
In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2028. During the nine months ended September 30, 2026, we repurchased 4.0 million of our ordinary shares for $350.0 million. As of September 30, 2026, we had $650.0 million available for share repurchases under this authorization.
Dividends payable
On September 21, 2026, the Board of Directors declared a quarterly cash dividend of $0.27 per share, payable on November 6, 2026 to shareholders of record at the close of business on October 23, 2026. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $43.0 million at September 30, 2026, compared to $44.1 million at December 31, 2025.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
15.    Segment Information
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
We evaluate performance based on net sales and reportable segment income and use certain ratios, particularly return on sales, to measure performance of our reportable segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Reportable segment income represents operating income of each reportable segment inclusive of equity income of unconsolidated subsidiaries and exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring and transformation activities, impairments, legal accrual adjustments and settlements and other unusual non-operating items. “Corporate and other” activity primarily consists of corporate expenses not allocated to the segments, including executive office, board of directors, and centrally-managed corporate functional or shared service costs related to finance, human resources, communications and corporate development. These activities do not meet the criteria for a stand-alone reportable segment under ASC 280. The accounting policies of our reportable segments are consistent with those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial information by reportable segment as well as a reconciliation of reportable segment income to consolidated income from continuing operations before income taxes is as follows:

	September 30, 2026	December 31, 2025
In millions	Identifiable assets (1)
Flow	$1,312.6	$1,640.2
Water Solutions	3,221.6	2,900.9
Pool	1,745.0	1,884.3
Reportable segment total	6,279.2	6,425.4
Corporate and other	385.8	443.4
Consolidated	$6,665.0	$6,868.8
(1) All cash and cash equivalents are included in “Corporate and other.”

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
In millions	Capital expenditures
Flow	$4.0	$2.9	$10.1	$8.0
Water Solutions	5.0	6.0	15.7	13.5
Pool	5.2	8.0	21.3	18.2
Reportable segment total	14.2	16.9	47.1	39.7
Corporate and other	2.6	0.5	7.1	5.4
Consolidated	$16.8	$17.4	$54.2	$45.1

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
In millions	Depreciation
Flow	$3.6	$3.7	$10.8	$11.0
Water Solutions	5.6	5.4	16.6	16.5
Pool	4.3	4.1	11.7	10.8
Reportable segment total	13.5	13.2	39.1	38.3
Corporate and other	1.8	2.1	5.6	6.4
Consolidated	$15.3	$15.3	$44.7	$44.7

Three months ended September 30, 2026
In millions	Flow	Water Solutions	Pool	Total
Net sales	$262.5	$421.9	$291.5	$975.9
Reconciliation of consolidated net sales
Corporate and other				0.5
Total consolidated net sales				$976.4

Cost of goods sold (1)(3)	(155.8)	(246.4)	(177.2)
Operating expenses (1)(2)(3)	(37.9)	(54.6)	(42.6)
Reportable segment income	$68.8	$120.9	$71.7	$261.4
Corporate and other				(19.4)
Restructuring and other				(11.4)
Transformation costs				(16.1)
Deal-related costs and expenses				(3.4)
Intangible amortization				(15.1)
Interest expense, net				(21.7)
Other expense				(1.0)
Income from continuing operations before income taxes				$173.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Three months ended September 30, 2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$251.4	$415.9	$354.3	$1,021.6
Reconciliation of consolidated net sales
Corporate and other				0.4
Total consolidated net sales				$1,022.0

Cost of goods sold (1)(3)	(153.5)	(253.1)	(195.5)
Operating expenses (1)(2)(3)	(38.2)	(58.8)	(42.6)
Reportable segment income	$59.7	$104.0	$116.2	$279.9
Corporate and other				(17.3)
Restructuring and other				(0.2)
Transformation costs				(10.8)
Asset impairment and write-offs				(1.5)
Deal-related costs and expenses				(4.1)
Intangible amortization				(13.9)
Interest expense, net				(14.4)
Other expense				(1.0)
Income from continuing operations before income taxes				$216.7

Nine months ended September 30, 2026
In millions	Flow	Water Solutions	Pool	Total
Net sales	$784.3	$1,234.9	$925.2	$2,944.4
Reconciliation of consolidated net sales
Corporate and other				1.3
Total consolidated net sales				$2,945.7

Cost of goods sold (1)(3)	(468.4)	(715.4)	(533.9)
Operating expenses (1)(2)(3)	(116.1)	(172.3)	(133.9)
Reportable segment income	$199.8	$347.2	$257.4	$804.4
Corporate and other				(66.7)
Restructuring and other				(69.2)
Transformation costs				(45.1)
Deal-related costs and expenses				(3.4)
Intangible amortization				(46.5)
Interest expense, net				(61.2)
Other expense				(2.7)
Income from continuing operations before income taxes				$509.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Nine months ended September 30, 2025
In millions	Flow	Water Solutions	Pool	Total
Net sales	$734.9	$1,254.1	$1,165.4	$3,154.4
Reconciliation of consolidated net sales
Corporate and other				1.1
Total consolidated net sales				$3,155.5

Cost of goods sold (1)(3)	(459.2)	(764.1)	(638.3)
Operating expenses (1)(2)(3)	(111.0)	(183.4)	(132.2)
Reportable segment income	$164.7	$306.6	$394.9	$866.2
Corporate and other				(64.4)
Restructuring and other				(21.1)
Transformation costs				(32.4)
Asset impairment and write-offs				(48.5)
Loss on sale of business				(26.3)
Deal-related costs and expenses				(4.1)
Intangible amortization				(42.4)
Interest expense, net				(52.0)
Other expense				(2.9)
Income from continuing operations before income taxes				$572.1
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

16.    Commitments and Contingencies
Legal proceedings
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, regulatory or contractual disputes with suppliers, shareholders, authorities, customers or parties to acquisitions and divestitures, intellectual property matters, environmental, asbestos, safety and health matters, product liability, the use or installation of our products, consumer matters, and employment and labor matters.
Pentair plc, along with certain current and former executives, was sued by shareholders in a putative securities class action filed in August of 2026 in the U.S. District Court for the District of Minnesota. The lawsuit alleges that defendants made false or misleading statements, and seeks unspecified damages for declines in the value of the Company’s stock. The Company plans to vigorously defend against the claims asserted in this proceeding.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Warranties
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.
The changes in the carrying amount of service and product warranties from continuing operations for the nine months ended September 30, 2026 were as follows:

In millions	September 30, 2026
Beginning balance	$69.8
Service and product warranty provision	67.7
Payments	(75.3)
Foreign currency translation	0.1
Ending balance	$62.3
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
As of September 30, 2026 and December 31, 2025, the outstanding value of bonds, letters of credit and bank guarantees totaled $117.2 million and $115.0 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “positioned,” “strategy,” or “future” or words, phrases, or terms of similar substance or the negative thereof are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall global economic and business conditions impacting our business, including the strength of housing and related markets and conditions relating to international hostilities; supply, demand, logistics, competition and pricing pressures related to and in the markets we serve; the ability to achieve the benefits of our restructuring plans, cost reduction initiatives and Transformation Program; the impact of raw material, logistics and labor costs and other inflation; volatility in currency exchange rates and interest rates; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, finance, complete and integrate acquisitions, including the Taco acquisition; risks associated with operating foreign businesses; the impact of seasonality of sales and weather conditions; our ability to comply with laws and regulations; the impact of changes in laws, regulations and administrative policy, including those that limit U.S. or foreign tax benefits or impact trade agreements and tariffs; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating and sustainability goals and targets. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
For the first nine months of 2026, the Flow, Water Solutions and Pool reportable segments represented approximately 27%, 42% and 31% of total consolidated net sales, respectively. We classify our operations into reportable segments based primarily on types of products offered and markets served:
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
On October 1, 2026, as part of our Water Solutions reportable segment, we acquired the issued and outstanding equity securities of Taco Group Holdings (“Taco”) for a purchase price of $1.425 billion, subject to customary adjustments. Taco manufactures hydronic and water-driven solutions, providing innovative, sustainable, and high-performance products for the HVAC, plumbing, and industrial sectors. We funded this acquisition through a combination of cash on hand and debt financing.
In September 2025, as part of our Flow reportable segment, we completed the acquisition of Hydra-Stop, LLC (“Hydra-Stop”) for $292.1 million in cash, net of cash acquired, and subject to customary adjustments. Hydra-Stop manufactures specialty insertion valves, line stop fittings and installation equipment.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in the first nine months of 2026 and are reasonably likely to impact our results in the future:
•We have a Transformation Program designed to accelerate growth and drive margin expansion through transformation of our business model to drive operational excellence, reduce complexity and streamline our processes. During 2025 and the first nine months of 2026, we made strategic progress on our Transformation Program initiatives with a focus on our four key themes of pricing excellence, sourcing excellence, operational excellence and organizational effectiveness. We expect to continue to execute on our key Transformation Program initiatives to drive margin expansion and to incur transformation costs throughout the remainder of 2026 and beyond.
•During 2025 and the first nine months of 2026, we implemented 80/20 guiding principles to enable our Transformation Program. As we continue to focus on 80/20 guiding principles in 2026, we expect to create value by increasing focus on key customers and products through quadrant-based strategies. We expect this approach to enable improved operating performance by driving margin growth with our highest value customers, reducing lower margin sales and removing complexity in the future.
•During 2025 and the first nine months of 2026, we executed certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect these actions to continue throughout the remainder of 2026 and to drive margin expansion.
•During the second and third quarters of 2026, performance was negatively impacted by a decline in Pool sales largely attributed to a more pronounced inventory realignment with major channel partners than previously estimated and worsening business conditions, including higher interest rates and inflation. As of September 30, 2026, the inventory destocking with our major channel partners is complete, and we believe the Pool business is positioned for sales and margin growth in 2027.

•During 2025 and the first nine months of 2026, we experienced inflationary cost increases, including tariffs, for certain raw materials as well as logistics and transportation costs. Tariffs, along with potential retaliatory measures by other countries, have contributed to higher input costs and supply chain complexity. The ongoing volatility in the commodities market also has the potential to continue to drive price increases in our supply chain. To address these inflationary pressures, we have implemented pricing increases and taken other actions including inventory pre-buys and supply chain optimization. In addition, our Transformation Program initiatives are intended to improve productivity and offset cost increases. We anticipate that inflationary cost increases and supply chain pressures, including additional or increased tariffs in the future, as well as any related impacts on macroeconomic conditions and our business, will likely persist throughout the remainder of 2026.
•During 2025, the current U.S. administration implemented tariffs under the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the IEEPA. While we have received refunds in the first nine months of 2026 of certain previously paid IEEPA tariffs, uncertainty remains regarding the timing and ultimate amount of any additional potential refunds, as well as the scope and impact of replacement tariffs or other trade policy actions. We will continue to monitor these developments and evaluate their potential impact on our business, results of operations, cash flows and future tariff exposure.
•The Organisation for Economic Co-operation and Development Pillar Two Model Rules (“Pillar Two”) for a global 15.0% minimum tax have been adopted by a number of jurisdictions in which we operate. Pillar Two has negatively impacted our effective tax rate during the first nine months of 2026 and may impact our effective tax rate in the future. We continue to evaluate the enacted legislative changes and new guidance as it becomes available.
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
•Integrating Taco’s operations with our existing operations; and
•Building a high-performance growth culture and delivering on our commitments while living our Win Right values.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2026 and 2025 were as follows:

	Three months ended
In millions	September 30, 2026	September 30, 2025	$ Change	% / Point Change
Net sales	$976.4	$1,022.0	$(45.6)	(4.5)%
Cost of goods sold	581.2	603.4	(22.2)	(3.7)%
Gross profit	395.2	418.6	(23.4)	(5.6)%
% of net sales	40.5%	41.0%		(0.5)	pts

Selling, general and administrative	175.9	162.2	13.7	8.4%
% of net sales	18.0%	15.9%		2.1	pts
Research and development	23.4	24.7	(1.3)	(5.3)%
% of net sales	2.4%	2.4%		—	pts

Operating income	195.9	231.7	(35.8)	(15.5)%
% of net sales	20.1%	22.7%		(2.6)	pts

Other expense	0.9	0.6	0.3	50.0%
Net interest expense	21.7	14.4	7.3	50.7%

Income from continuing operations before income taxes	173.3	216.7	(43.4)	(20.0)%
Provision for income taxes	28.2	32.4	(4.2)	(13.0)%
Effective tax rate	16.3%	15.0%		1.3	pts

The consolidated results of operations for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine months ended
In millions	September 30, 2026	September 30, 2025	$ Change	% / Point Change
Net sales	$2,945.7	$3,155.5	$(209.8)	(6.6)%
Cost of goods sold	1,722.1	1,877.0	(154.9)	(8.3)%
Gross profit	1,223.6	1,278.5	(54.9)	(4.3)%
% of net sales	41.5%	40.5%		1.0	pts

Selling, general and administrative	579.6	552.6	27.0	4.9%
% of net sales	19.7%	17.5%		2.2	pts
Research and development	71.6	73.4	(1.8)	(2.5)%
% of net sales	2.4%	2.3%		0.1	pts

Operating income	572.4	652.5	(80.1)	(12.3)%
% of net sales	19.4%	20.7%		(1.3)	pts

Loss on sale of business	—	26.3	(26.3)	N.M.
Other expense	1.6	2.1	(0.5)	(23.8)%
Net interest expense	61.2	52.0	9.2	17.7%

Income from continuing operations before income taxes	509.6	572.1	(62.5)	(10.9)%
Provision for income taxes	75.1	84.4	(9.3)	(11.0)%
Effective tax rate	14.7%	14.8%		(0.1)	pts
N.M. = Not Meaningful

Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	over the prior year period	over the prior year period
Volume	(9.0)%	(11.6)%
Price	3.5	4.0
Core growth	(5.5)	(7.6)
Acquisition/Divestitures	1.0	—
Currency	—	1.0
Total	(4.5)%	(6.6)%
The 4.5 and 6.6 percent decreases in net sales in the third quarter and first nine months, respectively, of 2026 from 2025 were primarily driven by:
•decreased sales volume primarily driven by destocking of channel inventory within our Pool segment.
These decreases were partially offset by:
•increased selling prices across all our segments to mitigate inflationary cost increases;
•increased sales due to the acquisition of Hydra-Stop completed in the third quarter of 2025; and
•favorable foreign currency effects compared to the first nine months of the prior year.
Gross profit
The 0.5 percentage point decrease in gross profit as a percentage of net sales in the third quarter of 2026 from 2025 was primarily driven by:
•decreased sales volume primarily driven by destocking of channel inventory within our Pool segment; and
•inflationary cost increases related to certain raw material costs.
This decrease was partially offset by:
•increased selling prices across all our segments to mitigate inflationary cost increases;
•increased productivity across all our segments; and
•the positive impact of $7.8 million in refunds during the third quarter of 2026 associated with tariffs previously collected under IEEPA which partially mitigated inflationary cost increases.
The 1.0 percentage point increase in gross profit as a percentage of net sales in the first nine months of 2026 from 2025 was primarily driven by:
•increased selling prices across all our segments to mitigate inflationary cost increases;
•increased productivity across all our segments;
•no asset impairment and write-offs in the first nine months of 2026, compared to $16.6 million in the first nine months of 2025; and
•the positive impact of $42.7 million in refunds during the first nine months of 2026 associated with tariffs previously collected under IEEPA which partially mitigated inflationary cost increases.
This increase was partially offset by:
•decreased sales volume primarily driven by destocking of channel inventory within our Pool segment; and
•inflationary cost increases related to certain raw material costs.

Selling, general and administrative expenses (“SG&A”)
The 2.1 and 2.2 percentage point increases in SG&A as a percentage of net sales in the third quarter and first nine months, respectively, of 2026 from 2025 were primarily driven by:
•restructuring costs of $9.6 million in the third quarter of 2026, compared to $0.3 million in the third quarter of 2025, and $57.8 million in the first nine months of 2026, compared to $24.2 million in the first nine months of 2025; and
•transformation costs of $16.1 million in the third quarter of 2026 compared to $10.8 million in the third quarter of 2025, and $45.1 million in the first nine months of 2026, compared to $32.6 million in the first nine months of 2025.
These increases were partially offset by:
•an impairment charge of $30.9 million related to the write-off of a definite-lived customer relationship intangible asset as a result of a business exit within our Water Solutions segment during the second quarter of 2025 that did not reoccur in the first nine months of 2026.
Net interest expense
The 50.7 and 17.7 percent increases in net interest expense in the third quarter and first nine months, respectively, of 2026 from 2025 were primarily driven by:
•the amortization of debt issuance costs of $4.9 million during the third quarter and first nine months of 2026 related to financing commitments for a bridge loan facility established in connection with the definitive agreement to purchase Taco.
Provision for income taxes
The 1.3 percentage point increase in the effective tax rate in the third quarter of 2026 from 2025 was primarily driven by:
•an increase in the amount of unfavorable discrete items in 2026 compared to 2025.
This increase was partially offset by:
•a favorable mix of global earnings.
The 0.1 percentage point decrease in the effective tax rate in the first nine months of 2026 from 2025 was primarily driven by:
•a favorable mix of global earnings.
This decrease was partially offset by:
•an increase in the amount of unfavorable discrete items in 2026 compared to 2025.
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

Flow
The net sales and segment income for Flow were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2026	September 30, 2025	% / Point Change		September 30, 2026	September 30, 2025	% / Point Change
Net sales	$262.5	$251.4	4.4%		$784.3	$734.9	6.7%
Segment income	68.8	59.7	15.2%		199.8	164.7	21.3%
% of net sales	26.2%	23.7%	2.5	pts	25.5%	22.4%	3.1	pts
Net sales
The components of the change in Flow net sales from the prior period were as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	over the prior year period	over the prior year period
Volume	(2.3)%	(2.3)%
Price	3.3	3.1
Core growth	1.0	0.8
Acquisition/Divestiture	3.9	4.4
Currency	(0.5)	1.5
Total	4.4%	6.7%
The 4.4 and 6.7 percent increases in net sales for Flow in the third quarter and first nine months, respectively, of 2026 from 2025 were primarily driven by:
•increased sales due to the acquisition of Hydra-Stop completed in the third quarter of 2025;
•increased selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects compared to the first nine months of the prior year.
These increases were partially offset by:
•decreased sales volume; and
•unfavorable foreign currency effects compared to the third quarter of the prior year.
Segment income
The components of the change in Flow segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	2.4	pts	3.6	pts
Currency	(0.1)		(0.2)
Inflation	(3.2)		(2.5)
Productivity	3.4		2.2
Total	2.5	pts	3.1	pts
The 2.5 and 3.1 percentage point increases in segment income for Flow as a percentage of net sales in the third quarter and first nine months, respectively, of 2026 from 2025 were primarily driven by:
•increased productivity;
•increased selling prices to mitigate impacts of inflation; and

•the positive impact of $0.4 million and $5.7 million in refunds during the third quarter and first nine months, respectively, of 2026 associated with tariffs previously collected under IEEPA which partially mitigated inflationary cost increases.
These increases were partially offset by:
•inflationary cost increases related to certain raw material costs.
Water Solutions
The net sales and segment income for Water Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2026	September 30, 2025	% / Point Change		September 30, 2026	September 30, 2025	% / Point Change
Net sales	$421.9	$415.9	1.4%		$1,234.9	$1,254.1	(1.5)%
Segment income	120.9	104.0	16.3%		347.2	306.6	13.2%
% of net sales	28.7%	25.0%	3.7	pts	28.1%	24.4%	3.7	pts
Net sales
The components of the change in Water Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	over the prior year period	over the prior year period
Volume	(2.2)%	(4.2)%
Price	3.4	3.9
Core growth	1.2	(0.3)
Acquisition/Divestiture	—	(2.5)
Currency	0.2	1.3
Total	1.4%	(1.5)%
The 1.4 percent increase in net sales for Water Solutions in the third quarter of 2026 from 2025 was primarily driven by:
•increased selling prices to mitigate inflationary cost increases.
This increase was partially offset by:
•decreased sales volume.
The 1.5 percent decrease in net sales for Water Solutions in the first nine months of 2026 from 2025 was primarily driven by:
•decreased sales volume; and
•a business exit in our commercial business that occurred in the second quarter of 2025.
This decrease was partially offset by:
•increased selling prices to mitigate inflationary cost increases; and
•favorable foreign currency effects.

Segment income
The components of the change in Water Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	2.5	pts	3.1	pts
Currency	(0.1)		(0.3)
Inflation	0.2		(0.6)
Productivity	1.1		1.5
Total	3.7	pts	3.7	pts
The 3.7 percentage point increases in segment income for Water Solutions as a percentage of net sales in both the third quarter and first nine months of 2026 from 2025 were primarily driven by:
•increased selling prices to mitigate impacts of inflation;
•increased productivity; and
•the positive impact of $6.2 million in refunds in the third quarter of 2026 associated with tariffs previously collected under IEEPA, which more than offset inflationary cost increases compared to the third quarter of 2025, while $24.6 million in refunds in the first nine months of 2026 partially mitigated inflationary cost increases compared to the first nine months of 2025.
These increases were partially offset by:
•inflationary cost increases related to certain raw material costs.
Pool
The net sales and segment income for Pool were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2026	September 30, 2025	% / Point Change		September 30, 2026	September 30, 2025	% / Point Change
Net sales	$291.5	$354.3	(17.7)%		$925.2	$1,165.4	(20.6)%
Segment income	71.7	116.2	(38.3)%		257.4	394.9	(34.8)%
% of net sales	24.6%	32.8%	(8.2)	pts	27.8%	33.9%	(6.1)	pts
Net sales
The components of the change in Pool net sales from the prior period were as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	over the prior year period	over the prior year period
Volume	(21.6)%	(25.5)%
Price	3.8	4.7
Core growth	(17.8)	(20.8)
Currency	0.1	0.2
Total	(17.7)%	(20.6)%
The 17.7 and 20.6 percent decreases in net sales for Pool in the third quarter and first nine months, respectively, of 2026 from 2025 were primarily driven by:
•decreased sales volume primarily driven by destocking of inventory in the Pool channel.

These decreases were partially offset by:
•increased selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Pool segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	over the prior year period		over the prior year period
Volume/Price/Acquisition/Divestiture	(4.0)	pts	(3.5)	pts
Currency	—		(0.2)
Inflation	(5.0)		(3.8)
Productivity	0.8		1.4
Total	(8.2)	pts	(6.1)	pts
The 8.2 and 6.1 percentage point decreases in segment income for Pool as a percentage of net sales in the third quarter and first nine months, respectively, of 2026 from 2025 were primarily driven by:
•decreased sales volume primarily driven by destocking of inventory in the Pool channel; and
•inflationary cost increases related to certain raw material costs.
These decreases were partially offset by:
•increased selling prices to mitigate impacts of inflation;
•increased productivity; and
•the positive impact of $1.2 million and $12.4 million in refunds during the third quarter and first nine months, respectively, of 2026 associated with tariffs previously collected under IEEPA which partially mitigated inflationary cost increases.

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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets. Consistent with historical trends, we experienced seasonal cash usage in the first quarter of 2026 and drew on our revolving credit facility to fund our operations. This cash usage reversed in the second quarter of 2026 as the seasonality of our businesses peaked and generated significant cash to fund our operations. We continued to generate significant cash to fund our operations in the third quarter of 2026.
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

Summary of cash flows

	Nine months ended
In millions	September 30, 2026	September 30, 2025
Net cash provided by (used for):
Operating activities	$673.7	$764.0
Investing activities	(55.3)	(354.3)
Financing activities	(654.5)	(370.8)
Operating activities
Net cash provided by operating activities in the first nine months of 2026 primarily reflects net income from continuing operations, inclusive of $42.7 million of tariff refunds previously collected under IEEPA and net of non-cash depreciation, definite-lived intangible amortization and share-based compensation, of $549.3 million. Additionally, we had a cash inflow of $116.9 million as a result of changes in net working capital, primarily due to decreased accounts receivable, partially offset by increased inventory balances, both of which were primarily driven by lower sales volume within our Pool segment attributed to higher channel inventory and lower demand.
Net cash provided by operating activities in the first nine months of 2025 primarily reflects net income from continuing operations, net of non-cash depreciation, definite-lived intangible amortization, share-based compensation, loss on sale of business, deferred income taxes and asset impairment, of $697.7 million. Additionally, we had a cash inflow of $57.8 million as a result of changes in net working capital, primarily due to decreased accounts receivable and increased accounts payable balances. The decrease in accounts receivable was attributed to an increase in cash collections during the period. The increased accounts payable balance was primarily due to the general timing of vendor payments during the first nine months of 2025.
Investing activities
Net cash used for investing activities in the first nine months of 2026 primarily reflects capital expenditures of $54.2 million.
Net cash used for investing activities in the first nine months of 2025 primarily reflects net cash paid of $292.2 million for the Hydra-Stop acquisition, capital expenditures of $45.1 million and the purchase of investments of $18.0 million.
Financing activities
Net cash used for financing activities in the first nine months of 2026 primarily relates to the repayment of $575.0 million of the remaining principal under the Prior Term Loan Facility, share repurchases of $350.0 million, dividend payments of $130.8 million and net repayments of revolving long-term debt of $77.0 million, partially offset by proceeds received from the term loan facility under the Senior Credit Facility of $500.0 million.
Net cash used for financing activities in the first nine months of 2025 primarily relates to the repayment of $250.0 million of the remaining principal under the Prior Term Loan Facility, a $19.3 million repayment of senior notes, share repurchases of $175.0 million and dividend payments of $123.3 million, partially offset by net borrowings of revolving long-term debt of $210.5 million.

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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2026	September 30, 2025
Net cash provided by operating activities	$673.7	$764.0
Capital expenditures	(54.2)	(45.1)
Proceeds from sale of property and equipment	0.4	0.1
Free cash flow	$619.9	$719.0
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
As of September 30, 2026, total availability under the Senior Credit Facility, including the impact of a financial stand-by letter of credit associated with the Taco acquisition, was $698.3 million. Additionally, PFSA has the option to request to increase the revolving credit facility and/or to enter into one or more additional tranches of term loans in an aggregate amount of up to $450.0 million, subject to customary conditions, including the commitment of the participating lenders.
In connection with entering into the definitive agreement to acquire Taco, PFSA entered into a commitment letter, dated July 27, 2026 (the “Commitment Letter”), pursuant to which, among other things, the lender committed to provide debt financing for the acquisition of Taco, consisting of a senior unsecured bridge facility of $1.4 billion (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. The Bridge Facility was subject to mandatory reduction and prepayment for 100% of the net cash proceeds from the issuance of any debt and other of our securities and other specified events, subject to certain exceptions.
On September 1, 2026, Pentair, PFSA and Pentair, Inc. entered into a Credit Agreement among PFSA as borrower, Pentair and Pentair, Inc. as guarantors, and the lenders and agents party thereto, providing for a $400.0 million senior unsecured tranche 1 delayed-draw term loan facility (the “Tranche 1 Term Loan Facility”) and a $1.0 billion senior unsecured tranche 2 delayed-draw term loan facility (the “Tranche 2 Term Loan Facility”; together with the Tranche 1 Term Loan Facility, the “Term Loan Facilities”; together with the Senior Credit Facility, the “Credit Facilities”), for an aggregate principal amount of $1.4 billion. The Tranche 1 Term Loan Facility will mature on April 1, 2028, while the Tranche 2 Term Loan Facility will mature on May 5, 2030. The Tranche 2 Term Loan Facility has required quarterly principal installment payments of $6.3 million beginning on the last day of the first quarter of 2028 and increasing to $12.5 million beginning with the last day of the first quarter of 2029. Borrowings under the Term Loan Facilities bear interest at a rate equal to an adjusted base rate or adjusted term secured overnight financing rate, plus, in each case, an applicable margin. The applicable margin is based on, at PFSA’s election, Pentair’s leverage level or PFSA’s public credit rating. No loans were outstanding under the Term Loan Facilities as of September 30, 2026.

On September 1, 2026, the aggregate principal amount of the commitments under the Term Loan Facilities replaced the corresponding amount of the commitments in respect of the Bridge Facility in accordance with the terms of the Commitment Letter. As a result, there were no remaining commitments under the Bridge Facility.
On October 1, 2026, upon the closing of the Taco acquisition, PFSA borrowed the full $1.4 billion aggregate principal amount available under the Term Loan Facilities. The proceeds were utilized to finance a portion of the purchase price in the Taco acquisition and pay related fees and expenses.
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
Our debt agreements contain various financial covenants, but the most restrictive covenants are contained in the Credit Facilities. Each of the Credit Facilities contains covenants requiring us not to permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash and cash equivalents in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense (“EBITDA”) on the last day of any period of four consecutive fiscal quarters (each, a “testing period”) to exceed 3.75 to 1.00 (or, at PFSA’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) (the “Leverage Ratio”) and (ii) the ratio of our EBITDA to our consolidated cash interest expense, for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, each of the Credit Facilities provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates.
In addition to the Credit Facilities, we have various other credit facilities with an aggregate availability of $21.2 million, of which there were no outstanding borrowings at September 30, 2026. Borrowings under these credit facilities bear interest at variable rates.
We have $6.3 million of payments due in the next twelve months under the term loan facility of the Senior Credit Facility. We classified this debt as long-term as of September 30, 2026, as we have the intent and ability to refinance such obligation on a long-term basis utilizing the Senior Credit Facility’s revolving credit facility.
As of September 30, 2026, we had $48.9 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2028. During the nine months ended September 30, 2026, we repurchased 4.0 million of our ordinary shares for $350.0 million. As of September 30, 2026, we had $650.0 million available for share repurchases under this authorization.
Dividends payable
On September 21, 2026, the Board of Directors declared a quarterly cash dividend of $0.27 per share, payable on November 6, 2026 to shareholders of record at the close of business on October 23, 2026. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $43.0 million at September 30, 2026, compared to $44.1 million at December 31, 2025.
We paid dividends in the first nine months of 2026 of $130.8 million, or $0.81 per ordinary share compared with $123.3 million, or $0.75 per ordinary share, in the prior year period.
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

The following table presents summarized financial information as of September 30, 2026 and December 31, 2025 for the Parent Company Guarantor and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and the issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	September 30, 2026	December 31, 2025
Current assets (1)	$0.9	$3.1
Noncurrent assets (2)	2,504.0	2,503.6
Current liabilities (3)	2,945.1	2,310.8
Noncurrent liabilities (4)	1,689.6	1,853.8
(1) No assets due from non-guarantor subsidiaries were included as of September 30, 2026 and December 31, 2025, respectively.
(2) Includes assets due from non-guarantor subsidiaries of $2,498.8 million and $2,503.6 million as of September 30, 2026 and December 31, 2025, respectively.
(3) Includes liabilities due to non-guarantor subsidiaries of $2,882.7 million and $2,235.8 million as of September 30, 2026 and December 31, 2025, respectively.
(4) Includes liabilities due to non-guarantor subsidiaries of $165.6 million and $171.4 million as of September 30, 2026 and December 31, 2025, respectively.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2026. For additional information refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2026 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During 2024, we began a multi-year implementation of our new global enterprise resource planning (“ERP”) system. Ultimately, this ERP system has modernized and will continue to modernize several of our existing operating and transactional financial systems. We believe this implementation will continue to enhance our internal control over financial reporting due to improved operational functionality and further integration of related processes. As a result of this ERP implementation process, we have automated, modified or implemented certain internal controls as appropriate. We will continue to monitor our internal control over financial reporting for effectiveness throughout the remainder of this implementation.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We have been, and in the future may be, made parties to a number of actions filed, or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those relating to commercial, regulatory or contractual disputes with suppliers, shareholders, customers, authorities or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product liability; claims relating to the use or installation of our products; consumer matters; and employment and labor matters. Refer to “Legal proceedings” within Note 16, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, which is incorporated by reference in response to this item, for information regarding legal and regulatory proceedings we are involved in.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, except for the additional risk factors set forth below.
We may not realize the anticipated benefits of the Taco acquisition and any benefit may take longer to realize than we expect.
The Taco acquisition will involve the integration of Taco’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating Taco’s operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate Taco’s operations successfully, we may not realize the full benefits of revenue synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time or at all.
We could be subject to new risks, known and unknown, relating to the Taco acquisition.
We may experience risks, losses and damages associated with the Taco acquisition. The risks we could face include the following:
•the Taco acquisition may lead to the incurrence of costs to review, upgrade and integrate Taco’s systems with our compliance and reporting systems, including our systems of internal control over financial reporting. The process of integrating Taco into our internal control over financial reporting could require significant time and effort from our management and other personnel and could increase our compliance costs; and
•the Taco acquisition involves the inherent risk of liabilities, and these liabilities may prove more costly or produce more adverse effects than we anticipate, such as actual or potential litigation and regulatory matters. In addition, in the course of the due diligence review of Taco, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Taco, and we may not be indemnified or have insurance for any of these liabilities. Any such liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows.
Any of these risks associated with the Taco acquisition could have a material adverse impact on our business, results of operations and financial condition.
Increased leverage may harm our financial condition and results of operations.
On October 1, 2026, we borrowed $1.4 billion to finance a portion of the purchase price for the Taco acquisition and pay related fees and expenses. This borrowing is in addition to the $1,484.1 million of total debt on a consolidated basis we had as of September 30, 2026. We and our subsidiaries may incur additional indebtedness in the future. Future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
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
We are currently, and may in the future become, subject to litigation and other claims. These legal proceedings are typically claims that relate to our products or services or to the conduct of our businesses and include, without limitation, claims relating to commercial, regulatory or contractual disputes with suppliers, shareholders, authorities, customers or parties to acquisitions and divestitures; intellectual property matters; environmental, asbestos, safety and health matters; product quality and liability matters; matters arising from the use or installation of our products; consumer protection matters and employment and labor matters. As described in “Legal proceedings” within Note 16 “Commitments and Contingencies,” of the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, we are also currently subject to a putative securities class action by shareholders. The outcome of such legal proceedings cannot be predicted with certainty, and some may be disposed of unfavorably to us. In addition to insurance costs rising and insurers decreasing coverage, insurance coverage is not available for some of our claims and may be disputed by carriers in others. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on our preferred terms or at an acceptable cost. Further, this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims and must satisfy deductibles on other insured claims. Some of our business involves the sale of our products to customers that are constructing large and complex systems, facilities or other capital projects, and while we generally try to limit our exposure to liquidated damages, consequential damages and other potential damages in the contracts for these projects, we could be exposed to significant monetary damages and other liabilities in connection with the sale of our products for these projects for a variety of reasons. In addition, some of our businesses, customers, and dealers are subject to various laws and regulations regarding consumer protection and advertising and sales practices, and we have been named, and may be named in the future, as a defendant in litigation, including class action complaints, arising from alleged violation of these laws and regulations. In addition, our indemnification obligations relating to the purchase or sale of businesses could result in litigation or claims of unknown amounts. Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - August 1	2,331	$75.27	—	$650,004,399
August 2 - August 29	1	68.89	—	650,004,399
August 30 - September 30	2,912	59.60	—	650,004,399
Total	5,244		—
(a)The purchases in this column include 2,331 shares for the period July 1 - August 1, one share for the period August 2 - August 29 and 2,912 shares for the period August 30 - September 30 deemed surrendered to us by participants in our equity incentive plans to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.
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
(d)In December 2025, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2028. As of September 30, 2026, we had $650.0 million remaining availability for share repurchases under this authorization. From time to time, we may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.
ITEM 5.    OTHER INFORMATION
(c)During the third quarter of 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2026

4.1	Credit Agreement, dated as of September 1, 2026, among Pentair plc, Pentair Finance S.à r.l., Pentair, Inc. and the lenders and agents party thereto. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc dated September 1, 2026 (File No. 001-11625)).
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
101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months and nine months ended September 30, 2026 and 2025, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2026.

Pentair plc
Registrant

By	/s/ Robert P. Fishman
Robert P. Fishman
Interim Executive Vice President and Chief Financial Officer

By	/s/ Jennifer M. Hensley
Jennifer M. Hensley
Senior Vice President, Chief Accounting Officer and Controller